Form 10-Q
period 1995-03-31
CHARTER ONE FINANCIAL INC
filed 1995-05-12
CIK 819692

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ---- TO ----

                         COMMISSION FILE NUMBER 0-16311

                           CHARTER ONE FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                            34-1567092
 (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                   1215 SUPERIOR AVENUE, CLEVELAND, OHIO 44114
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (216) 589-8320
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X    No
                                                   ---      ---
The number of shares outstanding of the registrant's sole class of common stock, as of May 10, 1995 was 22,479,926.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                           PAGE
                                                                                                           ----
ITEM 1.          Financial Statements

                 Consolidated Statements of Financial Condition --
                     March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . . .                  1

                 Consolidated Statements of Income --
                     Three months ended March 31, 1995 and 1994   . . . . . . . . . . . . .                  2

                 Consolidated Statements of Changes in Shareholders' Equity --
                     Three months ended March 31, 1995    . . . . . . . . . . . . . . . . .                  3

                 Consolidated Statements of Cash Flows --
                     Three months ended March 31, 1995 and 1994   . . . . . . . . . . . . .                  4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .                  5

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .                  6


                           PART II. OTHER INFORMATION

ITEM 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 21

ITEM 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .                 21



                 Signature          . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       1995           1994
                                                                                   -----------     ------------
ASSETS:
Cash and deposits with banks  . . . . . . . . . . . . . . . . . . . .              $    69,034     $   126,829
Federal funds sold and other  . . . . . . . . . . . . . . . . . . . .                  148,762         110,143
                                                                                   -----------     -----------
             Total cash and cash equivalents  . . . . . . . . . . . .                  217,796         236,972
Mortgage-backed and other securities:
    Mortgage-backed securities available for sale
         (amortized cost of $398,990 and $406,831 at March 31, 1995
         and December 31, 1994, respectively) . . . . . . . . . . . .                  377,590         373,477
    Mortgage-backed securities held to maturity (fair
         value of $1,693,192 and $1,633,988 at March 31, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .                1,669,860       1,665,121
    Other securities available for sale (amortized
         cost of $132,033 and $99,368 at March 31, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .                  133,413          99,414
Loans and leases, net (including allowance for loan and lease losses of $36,885 and $36,870 at March 31, 1995 and December 31,
      1994,  respectively)   . . . . . . . . . .  . . . . . . . . . .                3,625,647       3,542,539
Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . .                   69,264          68,009
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .                   59,192          57,472
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .                   30,003          26,852
Real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . .                    9,450          10,617
Equipment on operating leases . . . . . . . . . . . . . . . . . . . .                   37,580
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   64,097          49,699
                                                                                   -----------     -----------
             TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .              $ 6,293,892     $ 6,130,172
                                                                                   ===========     ===========
LIABILITIES:
Deposits:
    Checking accounts   . . . . . . . . . . . . . . . . . . . . . . .              $   395,550     $   417,290
    Savings and money market accounts   . . . . . . . . . . . . . . .                1,150,129       1,213,161
    Certificates of deposit   . . . . . . . . . . . . . . . . . . . .                2,852,579       2,737,794
                                                                                   -----------     -----------
         Total deposits . . . . . . . . . . . . . . . . . . . . . . .                4,398,258       4,368,245
Advance payments by borrowers for taxes and insurance . . . . . . . .                   13,972          26,683
Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . .                   10,939           9,811
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .                   48,857          37,591
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,432,473       1,318,737
                                                                                   -----------     -----------
             TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . .                5,904,499       5,761,067
                                                                                   -----------     -----------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share;
    10,000,000 shares authorized; none issued

Common stock, $0.01 par value per share; 90,000,000 shares authorized;
    22,612,813 issued at March 31, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . .                      226             226
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                  127,081         127,081
Retained earnings - substantially restricted  . . . . . . . . . . . .                  310,367         297,031
Less 132,887 and 43,187 shares of common stock held in treasury at
    March 31, 1995 and December 31, 1994, respectively, at cost . . .                   (2,594)           (841)
Net unrealized loss on securities, net of tax benefit
    of $23,840 and $28,525, at March 31, 1995 and December 31,
    1994, respectively  . . . . . . . . . . . . . . . . . . . . . . .                  (45,687)        (54,392)
                                                                                   -----------     -----------
             TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .                  389,393         369,105
                                                                                   -----------     -----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .              $ 6,293,892     $ 6,130,172
                                                                                   ===========     ===========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1995            1994
                                                                                  -----------      -----------
INTEREST INCOME:
    Loans and leases  . . . . . . . . . . . . . . . . . . . . . . . .             $    72,249      $    62,570
    Mortgage-backed securities  . . . . . . . . . . . . . . . . . . .                  38,750           23,170
    Other securities  . . . . . . . . . . . . . . . . . . . . . . . .                   3,273            1,903
    Short-term investments and other  . . . . . . . . . . . . . . . .                   1,409              869
                                                                                  -----------      -----------
             TOTAL INTEREST INCOME  . . . . . . . . . . . . . . . . .                 115,681           88,512
                                                                                  -----------      -----------
INTEREST EXPENSE:
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  47,872           39,010
    Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21,474            7,577
                                                                                  -----------      -----------
             TOTAL INTEREST EXPENSE . . . . . . . . . . . . . . . . .                  69,346           46,587
                                                                                  -----------      -----------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . .                  46,335           41,925
Provision for loan and lease losses . . . . . . . . . . . . . . . . .                     258              652
                                                                                  -----------      -----------
Net interest income after provision for loan and lease losses . . . .                  46,077           41,273
                                                                                  -----------      -----------
OTHER INCOME:
    Loan servicing fees   . . . . . . . . . . . . . . . . . . . . . .                   1,205            1,401
    Service fees and other charges  . . . . . . . . . . . . . . . . .                   4,534            3,984
    Leasing operations  . . . . . . . . . . . . . . . . . . . . . . .                   1,712
    Net gain from sales of:
         Securities . . . . . . . . . . . . . . . . . . . . . . . . .                      26              973
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     216              346
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      59              121
                                                                                  -----------      -----------
             TOTAL OTHER INCOME . . . . . . . . . . . . . . . . . . .                   7,752            6,825
                                                                                  -----------      -----------
OTHER EXPENSES:
    Salaries and employee benefits  . . . . . . . . . . . . . . . . .                  12,719           10,017
    Net occupancy and equipment   . . . . . . . . . . . . . . . . . .                   3,701            3,347
    Federal deposit insurance premiums  . . . . . . . . . . . . . . .                   2,477            2,381
    State franchise tax   . . . . . . . . . . . . . . . . . . . . . .                   1,573            1,438
    Marketing     . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,015              848
    Other administrative expenses   . . . . . . . . . . . . . . . . .                   5,532            6,258
                                                                                  -----------      -----------
             TOTAL OTHER EXPENSES . . . . . . . . . . . . . . . . . .                  27,017           24,289
                                                                                  -----------      -----------

Income before federal income taxes  . . . . . . . . . . . . . . . . .                  26,812           23,809
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . .                   9,014            7,908
                                                                                  -----------      -----------
             NET INCOME . . . . . . . . . . . . . . . . . . . . . . .             $    17,798      $    15,901
                                                                                  ===========      ===========
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE  . . . . . . . . . . . . . . . . . . . . . . . .             $      0.77      $      0.69
                                                                                  ===========      ===========
AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . . . . .              23,001,061       23,171,506
                                                                                  ===========      ===========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1995
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                        ADDITIONAL                       NET UNREALIZED    TOTAL
                                                                COMMON   PAID-IN   RETAINED    TREASURY   GAIN (LOSS)  SHAREHOLDERS'
                                                                STOCK    CAPITAL   EARNINGS     STOCK    ON SECURITIES    EQUITY
                                                                -----    -------   --------     -----    -------------    ------
Balance, January 1, 1995  . . . . . . . . . . . . . . . .       $226   $127,081    $297,031    $  (841)   $(54,392)    $369,105
Purchase of 190,000 shares of treasury stock  . . . . . .                                       (3,710)                  (3,710)
Treasury stock reissued in connection with:
    Stock options exercised, 58,525 shares  . . . . . . .                              (635)     1,142                      507
    Acquisition, 41,775 shares  . . . . . . . . . . . . .                                (7)       815                      808
Dividends paid ($0.17 per share)  . . . . . . . . . . . .                            (3,820)                             (3,820)
Change in net unrealized loss on securities,
    net of tax benefit  . . . . . . . . . . . . . . . . .                                                    8,705        8,705
Net income  . . . . . . . . . . . . . . . . . . . . . . .                            17,798                              17,798
                                                                ----   --------    --------    -------    --------     --------
Balance, March 31, 1995 . . . . . . . . . . . . . . . . .       $226   $127,081    $310,367    $(2,594)   $(45,687)    $389,393
                                                                ====   ========    ========    =======    ========     ========



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        1995            1994
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $  17,798       $  15,901
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for loan and lease losses   . . . . . . . . . . . . . .                     258              652
    Net gains from sales of real estate, securities,
         loans and other    . . . . . . . . . . . . . . . . . . . . .                     (242)         (1,319)
    Accretion of discounts, amortization of premiums and
         depreciation, net  . . . . . . . . . . . . . . . . . . . . .                    4,994            (355)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    4,917          12,230
                                                                                     ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . .                   27,725          27,109
                                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans  . . . . . . . . . . . . . . . . . .                  (34,482)       (100,231)
Proceeds from principal repayments and maturities of:
    Mortgage-backed and other securities held to maturity   . . . . .                   15,010         103,440
    Mortgage-backed and other securities available for sale   . . . .                    9,044         171,951
Proceeds from sales of mortgage-backed and other
    securities available for sale   . . . . . . . . . . . . . . . . .                       26          49,025
Purchases of:
    Mortgage-backed and other securities available
    for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (33,960)       (612,161)
    Mortgage-backed securities held to maturity   . . . . . . . . . .                  (19,484)           (403)
    FHLB stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (143)        (17,221)
Net cash paid in connection with acquisitions . . . . . . . . . . . .                   (9,969)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (4,309)          1,887
                                                                                     ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . .                  (78,267)       (403,713)
                                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . .                   64,533         425,271
Repayments of borrowings  . . . . . . . . . . . . . . . . . . . . . .                  (43,796)         (5,738)
Net increase in securities sold under agreements to
    repurchase  . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   21,740
Increase (decrease) in, net of acquisition:
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   30,363         (40,388)
    Advance payments by borrowers for taxes and insurance   . . . . .                  (12,711)        (11,341)
Payment of dividends on common stock  . . . . . . . . . . . . . . . .                   (3,820)         (2,704)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . .                                      231
Purchase of treasury stock, net . . . . . . . . . . . . . . . . . . .                   (3,203)
                                                                                     ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . .                   31,366         387,071
                                                                                     ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .                  (19,176)         10,467
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD  . . . . . . . .                  236,972         205,191
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD  . . . . . . . . . . .                $ 217,796        $215,658
                                                                                     =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
    Cash paid during the period for interest on deposits
    and borrowings   . . . . . . . . . . . . . . . . . . . . . . . . .               $  68,568        $ 46,514
                                                                                     =========        ========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. and Subsidiaries ("the Company") 1994 Annual Report to Shareholders. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should be accounted for as loans. The amounts of impaired loans, as defined in SFAS No. 114, and impaired loans for which foreclosure is probable are not significant. Thus, neither the initial adoption of SFAS No. 114 and SFAS No. 118, nor the on-going effect of these statements, has had, or is expected to have, a material effect on the financial condition or results of operations of the Company and prior period amounts have not been restated.

         At March 31, 1995 and for the quarter then ended, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.7 million (which have an allowance of $1.1 million under SFAS No. 114). Income recorded for the quarter ended March 31, 1995 on loans evaluated for impairment in accordance with SFAS Nos. 114 and 118 was insignificant.

         The Company's policy for recognition of interest on impaired loans including how cash receipts are recorded is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as non-accrual when collecibility is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). When a loan is placed on non-accrual status unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

         A loan is considered to be impaired when, based on current information and events, it is is probable that a creditor will be unable to collect all amounts due accordingly to the contractual terms of the loan agreement. The Bank performs a review of all loans over $500,000 to determine if the impairment cirteria have been met. If the impairment cirteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant and represent a homogeneous population, the Bank evaluates impairment based on the level and extent of delinquencies in the portfolio and the Bank's prior charge-off experience with those delinquencies. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred or (2) when collection efforts have ceased.


3. In January 1995 the Company acquired a leasing company (ICX Corporation) and purchased a controlling interest in a computer service bureau (Accredited Computer Services) in which it had an equity investment. ICX Corporation had $135.8 million in assets, primarily financing leases and assets held under operating leases. Accredited Computer Services had $2.7 million in assets comprised primarily of computer equipment. The acquisition and operations of both companies are insignificant to Charter One.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOLDING COMPANY BUSINESS

             Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized for the purpose of becoming a unitary savings and loan holding company and owning all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"). The Bank is a federally chartered stock savings bank that is headquartered in Cleveland, Ohio. The Bank has 95 offices in a 13-county area of Ohio that includes the Greater Cleveland, Toledo, Akron, Canton, Youngstown and Portsmouth markets.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW - Figure 1 presents the components of earnings per common and common equivalent share for the first quarters of 1995 and 1994. Net income for the first quarter of 1995 was $17.8 million, or $.77 per share, up from $15.9 million, or $.69 per share for the first quarter of 1994. The annualized return on average equity for 1995 was 18.89%, up from 16.79% for 1994. The annualized return on average assets was 1.15% for 1995, down from 1.20% for 1994.

The increase in earnings per share for the 1995 first quarter over the 1994 first quarter was primarily the result of a 10.5% increase in net interest income. Net interest income for 1995 benefited from a higher level of interest-earning assets, primarily mortgage-backed securities, loans and leases. The increase in mortgage-backed securities resulted from an investment strategy to borrow variable-rate funds and invest those funds in variable-rate mortgage-backed securities. The increase in loans and leases resulted from the acquisition of a leasing company at the beginning of the first quarter of 1995.

A decrease in the provision for loan and lease losses in the first quarter of 1995 versus the 1994 first quarter, reflecting improved asset quality, also contributed to the increase in earnings per share. Other income for the first quarter of 1995 increased by $927,000, or 13.6%, over the 1994 first quarter, reflecting increases in retail deposit account service charges and fees as well as income from leasing operations acquired at the beginning of the 1995 first quarter. These items more than offset lower gains on sale in the 1995 period and contributed to the increase in per share earnings.

Other expenses for the first quarter of 1995 increased by $2.7 million, or 11.2%, due to lower loan closings, and the acquisition of a leasing company.

COMPONENTS OF EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE (Figure 1)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     1995            1994
                                                                                  -----------    -------------
Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . .                $5.03           $3.82
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .                 3.02            2.01
                                                                                     -----           -----
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . .                 2.01            1.81
Provision for loan and lease losses . . . . . . . . . . . . . . . . .                 0.01            0.03
                                                                                     -----           -----
Net interest income after provision for loan and lease
    losses    . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 2.00            1.78
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 0.33            0.29
Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 1.17            1.04
                                                                                     -----           -----
Income before federal income taxes  . . . . . . . . . . . . . . . . .                 1.16            1.03
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . .                 0.39            0.34
                                                                                     -----           -----
Earnings per common and common equivalent share . . . . . . . . . . .                $0.77           $0.69
                                                                                     =====           =====

SELECTED OPERATING RATIOS (Figure 2)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     1995            1994
                                                                                  ------------    ------------
Return on average assets (annualized) . . . . . . . . . . . . . . . .                 1.15%           1.20%
Return on average equity (annualized) . . . . . . . . . . . . . . . .                18.89           16.79
Net interest income to other expenses . . . . . . . . . . . . . . . .                 1.72x           1.73x
Other expenses to average assets (annualized) . . . . . . . . . . . .                 1.74%           1.83%
Efficiency ratio(1) . . . . . . . . . . . . . . . . . . . . . . . . .                50.18           51.21


(1) Other expenses divided by the sum of net interest income before provision for loan and lease losses and other income exclusive of net gain or loss from sale of assets.

         The following figure sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yields on average interest-earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)


                                                              THREE MONTHS ENDED MARCH 31,
                                        -------------------------------------------------------------------
                                                    1995                                1994
                                        -----------------------------      --------------------------------
                                        AVERAGE                YIELD/      AVERAGE                  YIELD/
                                        BALANCE      INTEREST   COST       BALANCE      INTEREST     COST
                                        -------      --------   ----       -------      --------     ----
INTEREST-EARNING ASSETS:
Loan and lease portfolio,
  net(1)  . . . . . . . . . . .        $3,601,383    $ 72,249    8.02%     $3,268,707    $62,570       7.66%
Mortgage-backed securities  . .         2,039,017      38,750    7.60       1,558,866     23,170       5.95
Other securities  . . . . . . .           193,309       3,273    6.77         159,143      1,903       4.78
Short-term investments and
  other interest-earning
  assets(2)   . . . . . . . . .            96,120       1,409    5.86         109,693        869       3.17
                                       ----------    --------              ----------    -------
      Total . . . . . . . . . .         5,929,829     115,681    7.80      $5,096,409     88,512       6.95
Non-interest-earning assets . .           269,338     -------                 216,181    -------
                                       ----------                          ----------
      Total assets  . . . . . .        $6,199,167                          $5,312,590
                                       ==========                          ==========
INTEREST-BEARING LIABILITIES:
Deposits:
   Checking   . . . . . . . . .        $  387,286       1,318    1.36        $387,112      1,397       1.44%
   Savings and money market   .         1,175,757       8,442    2.87       1,289,271      8,380       2.60
   Certificates of deposit  . .         2,781,490      38,112    5.48       2,460,935     29,233       4.75
                                       ----------    --------              ----------    -------
      Total deposits  . . . . .         4,344,533      47,872    4.41       4,137,318     39,010       3.77
Borrowings  . . . . . . . . . .         1,417,138      21,474    6.06         736,884      7,577       4.11
                                       ----------    --------              ----------    -------
      Total . . . . . . . . . .         5,761,671      69,346    4.81       4,874,202     46,587       3.82
Non-interest-bearing                                 --------                             ------
  liabilities   . . . . . . . .            60,645                              59,497
                                       ----------                          ----------
      Total liabilities . . . .         5,822,316                           4,933,699
Shareholders' equity  . . . . .           376,851                             378,891
                                       ----------                          ----------
      Total liabilities and
      shareholders' equity  . .        $6,199,167                          $5,312,590
                                       ==========                          ==========
Net interest income . . . . . .                      $ 46,335                            $41,925
                                                     ========                            =======
Interest rate spread  . . . . .                                  2.99                                  3.13
Net yield on average
  interest-earning assets(3)  .                                  3.13                                  3.29
Average interest-earning
  assets to average interest-
  bearing liabilities   . . . .                                102.92%                               104.56%

(1) Balances include non-accrual loans and interest income includes loan fee amortization.

(2) Includes federal funds sold, interest-bearing deposits with banks and other.

(3) Net interest income divided by the average balance of interest-earning assets.

         The following figure sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 4)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                     1995 V. 1994
                                                                          ------------------------------------
                                                                               INCREASE (DECREASE) DUE TO
                                                                          ------------------------------------
                                                                           RATE          VOLUME         TOTAL
                                                                          -------       --------       -------
INTEREST INCOME ON INTEREST-EARNING ASSETS:
Loans and leases  . . . . . . . . . . . . . . . . . . . . .               $ 3,103       $ 6,576        $ 9,679
Mortgage-backed securities  . . . . . . . . . . . . . . . .                 7,399         8,181         15,580
Other securities  . . . . . . . . . . . . . . . . . . . . .                   904           466          1,370
Short-term investments and other
  interest-earning assets   . . . . . . . . . . . . . . . .                   660          (120)           540
                                                                          -------       -------         ------
       Total  . . . . . . . . . . . . . . . . . . . . . . .                12,066        15,103         27,169
                                                                          -------       -------         ------
INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES:
Deposits:
  Checking  . . . . . . . . . . . . . . . . . . . . . . . .                   (80)            1            (79)
  Savings and money market  . . . . . . . . . . . . . . . .                   788          (726)            62
  Certificates of deposit   . . . . . . . . . . . . . . . .                 4,803         4,076          8,879
                                                                          -------       -------         ------
       Total deposits   . . . . . . . . . . . . . . . . . .                 5,511         3,351          8,862
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .                 4,712         9,185         13,897
                                                                          -------       -------         ------
       Total  . . . . . . . . . . . . . . . . . . . . . . .                10,223        12,536         22,759
                                                                          -------       -------         ------
Change in net interest income . . . . . . . . . . . . . . .               $ 1,843       $ 2,567        $ 4,410
                                                                          =======       =======        =======

NET INTEREST INCOME - Net interest income is the principal source of earnings for the Company. It is affected by the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality. Information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on interest-earning assets is presented in Figure 3. Changes in the Company's interest income and interest expense resulting from changes in interest rates and in the volume of interest earning-assets and interest-bearing liabilities are presented in Figure 4.

Net interest income for the first quarter of 1995 increased $4.4 million, or 10.5%, over the 1994 first quarter. The growth reflected a higher level of interest-earning assets offset by a decline in the interest rate spread and net yield on interest-earning assets.

The growth in the balances of interest-earning assets, in part, reflects an investment strategy implemented by management throughout the second half of 1993 and the first three quarters of 1994. The strategy, designed to increase net interest income, called for the Bank to borrow variable-rate funds from the Federal Home Loan Bank and invest them in variable-rate mortgage-backed securities, yielding a positive spread. The targeted net interest rate spread and net yield on the assets acquired under this strategy was lower than the Bank's overall net interest rate spread and net yield, however, net interest income and per share earnings were increased. During the first quarter of 1995 the securities earned at management's targeted spread over the cost of funding and, as planned, provided additional interest income to the Company.

The growth in the balances of interest-earning assets also reflects efforts by management to increase the loan and lease portfolio. At the beginning of the 1995 first quarter, the Company acquired a leasing company, adding $76.9 million in lease financings. Loan repayments for the first quarter of 1995 declined significantly from the first quarter of 1994 because of the reduced level of refinancings brought on by higher interest rates. In addition, loans originated by the Company are being retained for the portfolio.

While net interest income increased for the first quarter of 1995 as compared to the 1994 first quarter, the interest rate spread declined 14 basis points to 2.99% from 3.13%. The spread was adversely impacted by increases in the general level of interest rates, as the cost of the Bank's interest-bearing liabilities increased more than the yield on the Bank's interest-earning assets. The increased cost of interest-bearing liabilities reflects the repricing of liabilities to current rates and a shift by depositors from lower cost deposit accounts (checking, savings and money market) to higher cost certificates of deposit.

OTHER INCOME (Figure 5)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
(DOLLARS IN THOUSANDS)                                                                1995            1994
                                                                                  -------------   ------------
Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . .                $1,205          $1,401
Service fees and other charges:
  Retail deposit account service charges and fees   . . . . . . . . .                 3,766           2,934
  Fees on insurance annuity sales   . . . . . . . . . . . . . . . . .                   515             718
  Other branch service fees   . . . . . . . . . . . . . . . . . . . .                   204             218
  Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . . . .                    49             114
                                                                                     ------          ------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 4,534           3,984
                                                                                     ------          ------
Leasing operations  . . . . . . . . . . . . . . . . . . . . . . . . .                 1,712
Net gain from sales of:
  Real estate   . . . . . . . . . . . . . . . . . . . . . . . . . . .                   198             313
  Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    26             973
  Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    10              32
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     8               1
                                                                                     ------          ------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   242           1,319
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    59             121
                                                                                     ------          ------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $7,752          $6,825
                                                                                     ======          ======

OTHER INCOME - Other income for the first quarter of 1995 increased by $927,000, or 13.6%, over the 1994 first quarter. As shown in Figure 5, other income from leasing operations, which were acquired by the Company at the beginning of 1995, totals $1.7 million, and service fees and other charges increased $550,000 over the 1994 first quarter, while gains on sale declined by $1.1 million from the 1994 first quarter.

Loan servicing fee income declined 14% in the first quarter of 1995 from the 1994 first quarter as the overall outstanding balance of the loans serviced for others declined. This trend is expected to continue as the Bank focuses on increasing its loan and lease portfolio.

The 13.8% increase in service fees and other charges for the first quarter of 1995 over the 1994 first quarter was the result of increases in retail deposit account service charges and fees offset by a decline in fees on insurance annuity sales. Increased volume of checking accounts and ATM transactions combined with increases in per transaction charges for checking accounts and ATM transactions resulted in a 28.4% increase in retail deposit account service charges and fees for 1995, over 1994. Fees from sales of tax deferred annuities for 1995 declined from 1994 as increases in the general level of interest rates made tax deferred annuities less attractive to consumers than insured certificates of deposit.

The operations of the Company's leasing subsidiary, ICX Corporation, include financing and operating leases of capital equipment. Rentals, net of depreciation, from assets on operating leases and gross profit on sales-type financing leases are combined and reported as other income from leasing operations.

Net gains from sales for the first quarter of 1995 decreased by $1.1 million from the 1994 first quarter. During the first quarter of 1994, the Company sold several mortgage-backed securities from its available for sale portfolio because they were experiencing much higher than expected prepayments. These prepayment conditions were not experienced by the Company in 1995 due to the higher level of interest rates during the period.

OTHER EXPENSES (Figure 6)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
(DOLLARS IN THOUSANDS)                                                               1995            1994
                                                                                 ------------     -----------
Salaries and employee benefits  . . . . . . . . . . . . . . . . . . .              $12,719          $10,017
Net occupancy and equipment . . . . . . . . . . . . . . . . . . . . .                3,701            3,347
Federal deposit insurance premiums  . . . . . . . . . . . . . . . . .                2,477            2,381
State franchise tax . . . . . . . . . . . . . . . . . . . . . . . . .                1,573            1,438
Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,015              848
Other administrative expenses . . . . . . . . . . . . . . . . . . . .                5,532            6,258
                                                                                   -------          -------
    Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $27,017          $24,289
                                                                                   =======          =======
Number of full-time equivalent employees as of
  March 31,   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,458            1,380
Net interest income to other expenses . . . . . . . . . . . . . . . .                 1.72x            1.73x
Other expenses to average assets (annualized) . . . . . . . . . . . .                 1.74%            1.83%
Efficiency Ratio(1) . . . . . . . . . . . . . . . . . . . . . . . . .                50.18            51.21

(1) Other expenses divided by the sum of net interest income before provision for loan losses and other income exclusive of net gain or loss from sales.

OTHER EXPENSES - As shown in Figure 6, other expenses for the first quarter of 1995 increased by $2.7 million, or 11.2%, primarily due to higher salaries and employee benefits expense. Salaries and employee benefits expense increased by $2.7 million, or 27.0%, primarily due to lower one-to-four family loan originations in the first quarter of 1995 as compared to the 1994 first quarter and the acquisitions of ICX Corporation and the Bank's computer service bureau.

One-to-four family permanent loan originations declined 70.9% from the 1994 first quarter, while full-time equivalent employees dedicated to loan production did not decline in a corresponding manner, resulting in less cost being deferred as an adjustment to the yield on loans and in an increase in the cost being expensed. The acquisition of ICX Corporation and the Bank's computer service bureau accounted for most of the increase in the number of full-time equivalent employees of the Company and for a portion of the increase in salaries and employee benefits expense.

With the acquisition of the Company's computer service bureau at the end of January of 1995, its operations are consolidated with those of the Company. Charges from the computer service bureau for periods prior to the acquisition in January 1995 are included in other administrative expenses.

FEDERAL INCOME TAXES - The provision for federal income taxes for the first quarter of 1995 increased by $1.1 million over the 1994 first quarter due to higher pre-tax income for the 1995 period. The effective tax rates were comparable at 33.6% and 33.2% for first quarters of 1995 and 1994, respectively.

FINANCIAL CONDITION

         Figure 7 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at March 31, 1995 and December 31, 1994.

FINANCIAL CONDITION (Figure 7)


                                                      AT MARCH 31, 1995               AT DECEMBER 31, 1994
                                                  --------------------------       --------------------------
                                                                       % OF                           % OF
(DOLLARS IN THOUSANDS)                              AMOUNT            TOTAL          AMOUNT           TOTAL
                                                  ----------         -------       -----------       --------
ASSETS
Cash and cash equivalents . . . . . . . .         $  217,796           3.5%        $  236,972           3.8%
Mortgage-backed and other
  securities  . . . . . . . . . . . . . .          2,180,863          34.6          2,138,012          34.9
Loans and leases, net . . . . . . . . . .          3,625,647          57.6          3,542,539          57.8
Other assets  . . . . . . . . . . . . . .            269,586           4.3            212,649           3.5
                                                  ----------         -----         ----------         -----
       Total  . . . . . . . . . . . . . .         $6,293,892         100.0%        $6,130,172         100.0%
                                                  ==========         =====         ==========         =====
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits  . . . . . . . . . . . . . . . .         $4,398,258          69.9         $4,368,245          71.3
Other liabilities . . . . . . . . . . . .             73,768           1.2             74,085           1.2
Borrowings  . . . . . . . . . . . . . . .          1,432,473          22.7          1,318,737          21.5
Shareholders' equity  . . . . . . . . . .            389,393           6.2            369,105           6.0
                                                  ----------         -----         ----------         -----
       Total  . . . . . . . . . . . . . .         $6,293,892         100.0%        $6,130,172         100.0%
                                                  ==========         =====         ==========         =====

OVERVIEW - Total assets increased $163.7 million from December 31, 1994 mainly due to higher levels of loans and leases, securities and equipment on operating leases. Loans and leases increased $83.1 million and other assets, which includes equipment on operating leases, increased by $56.9 million. These increases were largely the result of the acquisition of ICX Corporation, the Company's leasing subsidiary, on January 3, 1995. Financing leases acquired totalled $76.9 million and equipment on operating leases totalled $29.0. Securities increased by $ 42.9 million. The increase in assets was funded by increases in borrowings and deposits.

COMPOSITION OF LOANS AND LEASES (Figure 8)


                                                          AT MARCH 31,                 AT DECEMBER 31,
                                                              1995                           1994
                                                -----------------------------      -------------------------
                                                                        % OF                           % OF
                                                    AMOUNT              TOTAL        AMOUNT            TOTAL
                                                 -----------            -----      -----------         -----
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
  One- to four-family   . . . . . . . . .         $2,661,665            73.4%      $ 2,647,098          74.7%
  Multi-family  . . . . . . . . . . . . .            163,777             4.5           162,801           4.6
  Commercial  . . . . . . . . . . . . . .            229,581             6.3           231,353           6.5
  Construction  . . . . . . . . . . . . .            119,928             3.3           127,576           3.6
                                                  ----------           -----       -----------         -----
       Total real estate  . . . . . . . .          3,174,951            87.5         3,168,828          89.4
Consumer    . . . . . . . . . . . . . . .            391,071            10.8           382,492          10.8
Lease financings  . . . . . . . . . . . .             92,336             2.5
Business    . . . . . . . . . . . . . . .             52,691             1.5            84,307           2.4
                                                  ----------           -----       -----------         -----
       Total loans and leases   . . . . .          3,711,049           102.3         3,635,627         102.6
Less net items  . . . . . . . . . . . . .             85,402             2.3            93,088           2.6
                                                  ----------           -----       -----------         -----
Loans and leases, net . . . . . . . . . .         $3,625,647           100.0%      $ 3,542,539         100.0%
                                                  ==========           =====       ===========         =====

LOANS AND LEASES - Total loans and leases outstanding at March 31, 1995 were $3.6 billion, as compared with $3.5 billion at December 31, 1994. As shown in Figure 8, the composition of loans and leases has changed somewhat with the addition of lease financings to the portfolio. By the end of the 1995 first quarter the lease portfolio totaled $92.3 million, or 2.5% of total loans and leases.

One-to-four family real estate loan outstandings increased slightly from December 31, 1994. Increased interest rates have resulted in a decline in loan refinancing volume which has slowed overall loan originations and repayments. One-to-four family real estate loan activity in the first quarter of 1994 was heavily impacted by refinancings.

LOAN AND LEASE ACTIVITY (Figure 9)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1995            1994
                                                                                  -----------      -----------
ORIGINATIONS:
    Real estate:
         Permanent:
             One- to four-family  . . . . . . . . . . . . . . . . . .                $ 65,798         $226,190
             Multi-family . . . . . . . . . . . . . . . . . . . . . .                   6,392           21,331
             Commercial . . . . . . . . . . . . . . . . . . . . . . .                   3,317            2,459
                                                                                     --------         --------
                 Total permanent  . . . . . . . . . . . . . . . . . .                  75,507          249,980
                                                                                     --------         --------

         Construction:
             One- to four-family  . . . . . . . . . . . . . . . . . .                  16,124           24,535
             Multi-family . . . . . . . . . . . . . . . . . . . . . .                   1,506               88
             Commercial . . . . . . . . . . . . . . . . . . . . . . .                   4,592
                                                                                     --------         --------
                 Total construction loans . . . . . . . . . . . . . .                  22,222           24,623
                                                                                     --------         --------
                   Total real estate loans originated . . . . . . . .                  97,729          274,603
         Consumer line of credit draws  . . . . . . . . . . . . . . .                  27,161           28,392
         Consumer . . . . . . . . . . . . . . . . . . . . . . . . . .                  17,185           47,845
         Business line of credit draws  . . . . . . . . . . . . . . .                   7,872           17,031
         Business . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,223            3,041
         Lease financings(1)  . . . . . . . . . . . . . . . . . . . .                  21,879
                                                                                     --------         --------
                 Total loans and lease financings originated  . . . .                 175,049          370,912
                                                                                     --------         --------
PURCHASES:

    Loans     . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      68              690
    Lease financings(1)   . . . . . . . . . . . . . . . . . . . . . .                  76,912
                                                                                     --------         --------
             Total purchases  . . . . . . . . . . . . . . . . . . . .                  76,980              690
                                                                                     --------         --------
SALES AND PRINCIPAL REDUCTIONS:
    Loans sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     441              992
    Principal reductions  . . . . . . . . . . . . . . . . . . . . . .                 147,906          258,052
    Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  28,260
                                                                                     --------         --------
             Total sales and principal reductions . . . . . . . . . .                 176,607          259,044
                                                                                     --------         --------
INCREASE BEFORE NET ITEMS . . . . . . . . . . . . . . . . . . . . . .                $ 75,422         $112,558
                                                                                     ========         ========

(1) Not included herein are $13.1 million in operating leases originated during the first quarter of 1995 and $29.0 million in operating leases purchased in the acquisition of ICX Corporation.

SECURITIES (Figure 10)


                                                                                   MARCH 31,      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                               1995             1994
                                                                                   ----------       ----------
Mortgage-backed securities:
  Variable rate   . . . . . . . . . . . . . . . . . . . . . . . . . .              $1,490,613       $1,498,252
  Fixed rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 556,837          540,346
                                                                                   ----------       ----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,047,450        2,038,598
                                                                                   ----------       ----------
Other securities:
  U.S. Government and Federal agency obligations  . . . . . . . . . .                 105,350           71,688
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  28,063           27,726
                                                                                   ----------       ----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 133,413           99,414
                                                                                   ----------       ----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $2,180,863       $2,138,012
                                                                                   ==========       ==========

SECURITIES-The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AA- and AAA- rated private issues. Non-mortgage-backed securities are intended to help satisfy the Bank's legal liquidity requirements and to help control interest rate risk. The securities portfolio at March 31, 1995 increased by $42 million from December 31, 1994, the result of an increase in the portfolio of U.S. Government and Federal agency obligations held by the Company to meet its legal liquidity requirements.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                        1995            1994
                                                                                    -----------      -----------
                                                                                       (DOLLARS IN THOUSANDS)
Balance, beginning of period  . . . . . . . . . . . . . . . . . . . .                  $36,870         $35,072
Provision for loan and lease losses . . . . . . . . . . . . . . . . .                      258             652
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      176
Loans and leases charged-off:
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . . . .                     (613)           (202)
    Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (28)            (76)
    Lease financings  . . . . . . . . . . . . . . . . . . . . . . . .
    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                       -------         -------
             Total charge-offs  . . . . . . . . . . . . . . . . . . .                     (641)           (278)
                                                                                       -------         -------
Recoveries:
    Real estate   . . . . . . . . . . . . . . . . . . . . . . . . . .                      221             100
    Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1              11
    Lease financings  . . . . . . . . . . . . . . . . . . . . . . . .
    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                       34
                                                                                       -------         -------
             Total recoveries . . . . . . . . . . . . . . . . . . . .                      222             145
                                                                                       -------         -------
Net loan and lease charge-offs  . . . . . . . . . . . . . . . . . . .                     (419)           (133)
                                                                                       -------         -------
Balance, end of period  . . . . . . . . . . . . . . . . . . . . . . .                  $36,885         $35,591
                                                                                       =======         =======
Net charge-offs to average loans and leases (annualized)  . . . . . .                      .05%            .02%

Net charge-offs to provision for loan and lease losses  . . . . . . .                   162.40           20.40

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 12)


                                                               MARCH 31,       DECEMBER 31,        MARCH 31,
                                                                 1995              1994              1994
                                                               ---------        -----------        ---------
Real estate . . . . . . . . . . . . . . . . . . .                $30,422          $30,638          $29,767
Consumer  . . . . . . . . . . . . . . . . . . . .                  1,515            1,512            1,335
Lease financings  . . . . . . . . . . . . . . . .                    183
Business  . . . . . . . . . . . . . . . . . . . .                  4,765            4,720            4,489
                                                                 -------          -------          -------
       Total  . . . . . . . . . . . . . . . . . .                $36,885          $36,870          $35,591
                                                                 =======          =======          =======
Ratio of ending allowance to ending loans
  and leases (before allowance for
  loan and lease losses):
  Real estate   . . . . . . . . . . . . . . . . .                    .97%             .98%            1.00%
  Consumer  . . . . . . . . . . . . . . . . . . .                    .39%             .39%             .44%
  Lease financings  . . . . . . . . . . . . . . .                    .20%
  Business  . . . . . . . . . . . . . . . . . . .                   9.07%            5.61%            7.14%
       Total  . . . . . . . . . . . . . . . . . .                   1.01%            1.03%            1.06%

The allowance for loan and lease losses as a percentage of ending loans and leases was 1.01% at March 31, 1995, down slightly from 1.03% at December 31, 1994, reflecting the continued improvement in asset quality.

Management believes that the allowance for loan and lease losses has been established in accordance with generally accepted accounting principles based on the best information available. However, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Ohio real estate market could result in an increased level of non-performing assets and charge-offs, significant provisions for loan and lease losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

       Figure 13 sets forth information concerning non-performing assets and the allowance for loan and lease losses. At March 31, 1995, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on non-accrual or restructured status.

NON-PERFORMING ASSETS (Figure 13)


                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1995            1994
                                                                                     --------        ---------
                                                                                     (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS AND LEASES:
  Non-accruing loans and leases:

    Real estate:
           One- to four- family   . . . . . . . . . . . . . . . . . .                $  8,034         $  8,380
           Multi-family and commercial  . . . . . . . . . . . . . . .                   2,380            4,548
           Construction and land  . . . . . . . . . . . . . . . . . .                   1,850            2,596
                                                                                     --------         --------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                  12,264           15,524
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                       4                5
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                      75               77
                                                                                     --------         --------
               Total  . . . . . . . . . . . . . . . . . . . . . . . .                  12,343           15,606
  Accruing loans and leases delinquent more than 90 days:
    Real estate:
           One- to four- family   . . . . . . . . . . . . . . . . . .                   2,444            2,781
           Multi-family and commercial  . . . . . . . . . . . . . . .                     853              855
           Construction and land  . . . . . . . . . . . . . . . . . .                                      207
                                                                                     --------         --------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                   3,297            3,843
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                     248              255
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                       4               17
                                                                                     --------         --------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,549            4,115
  Restructured real estate loans  . . . . . . . . . . . . . . . . . .                   7,956            7,976
                                                                                     --------         --------
  Total non-performing loans and leases   . . . . . . . . . . . . . .                  23,848           27,697
REPOSSESSED ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .                   9,364           10,531
                                                                                     --------         --------
  Total non-performing assets   . . . . . . . . . . . . . . . . . . .                 $33,212          $38,228
                                                                                     ========         ========
Non-performing loans and leases as a percent of
  total loans and leases  . . . . . . . . . . . . . . . . . . . . . .                     .66%             .78%
Non-performing assets as a percent of total assets  . . . . . . . . .                     .53              .62
Allowance for loan and lease losses to non-performing
  loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . .                  154.67           133.12
Reserve ratio (percentage of ending allowance for
  loan and lease losses to ending loan and lease
  balance before allowance for loan and lease losses)   . . . . . . .                    1.01             1.03

Non-performing assets at March 31, 1995 totaled $33.2 million, down 13.1% from December 31, 1994 due to decreases in non-accruing real estate loans and repossessed assets. The ratios of non-performing loans and leases to total loans and leases and non-performing assets to total assets also declined at March 31, 1995 from December 31, 1994. These decreases reflect an improving Ohio economy as well as increased collection and repossessed asset disposition efforts. During the first quarter of 1995, two long-standing problem commercial real estate mortgage loans were repaid.

At March 31, 1995, there were $23.5 million of loans and leases not reflected in Figure 13, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future. Included in the total are two borrowing relationships with principal balances of $10.2 million and $7.4 million, respectively. These credits are collateralized by hotel properties and other real estate. The current cash flows of the properties are sufficient to meet current debt service requirements, and the borrowers are paying as agreed.

DEPOSITS AND OTHER SOURCES OF FUNDS-Deposits are generally the most important source of the Bank's funds for use in lending and general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank reprices its deposits weekly, or more frequently if required, based primarily on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent penalties on early withdrawal on its certificates of deposit. Consumer and commercial deposits are attracted principally within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 14)


                                                  MARCH 31, 1995                   DECEMBER 31, 1994
                                        --------------------------------    ---------------------------------
                                                                PERCENT                              PERCENT
                                                       AVERAGE    OF                      AVERAGE      OF
                                        BALANCE         RATE    TOTAL        BALANCE        RATE      TOTAL
                                        -------         ----    -----        -------        ----      -----
                                                              (DOLLARS IN THOUSANDS)
Checking Accounts:
  Interest bearing  . . . . . .        $  253,934        2.10%    5.8%    $   269,023       2.10%       6.2%
  Non-interest bearing  . . . .           141,616                 3.2         148,267                   3.4
Savings . . . . . . . . . . . .           586,854        2.56    13.4         621,530       2.56       14.2
Money market accounts . . . . .           563,275        3.27    12.8         591,631       3.17       13.6
                                       ----------                ----      ----------                  ----
      Total checking, savings
        and money market  . . .         1,545,679        2.51    35.2       1,630,451       2.47       37.4
                                       ----------                ----      ----------                  ----
Certificates:
  Less than $100,000:
   4.00% or less  . . . . . . .            69,627        3.05     1.6         203,176       3.58        4.7
   4.01%-6.00%  . . . . . . . .         1,498,802        5.09    34.1       1,661,008       4.97       38.1
   6.01%-8.00%  . . . . . . . .           897,330        6.67    20.4         484,404       6.65       11.1
   8.01%-10.00%   . . . . . . .            99,208        8.64     2.3         110,727       8.64        2.5
   10.01%-12.00%  . . . . . . .            32,582       11.32      .7          35,700      11.23         .8
   12.01%-14.00%  . . . . . . .               352       12.83                     347      12.82
                                       ----------                ----      ----------                  ----
      Total . . . . . . . . . .         2,597,901        5.79    59.1       2,495,362       5.44       57.2
                                       ----------                ----      ----------                  ----
  $100,000 or more:
   4.00% or less  . . . . . . .             7,630        3.37      .2          19,173       3.57         .4
   4.01%-6.00%  . . . . . . . .           125,156        5.20     2.8         144,118       5.10        3.3
   6.01%-8.00%  . . . . . . . .           100,358        6.76     2.3          57,221       6.73        1.3
   8.01%-10.00%   . . . . . . .            12,461        8.86      .3          11,925       8.86         .3
   10.01%-12.00%  . . . . . . .             4,586       10.58      .1           5,158      10.60         .1
                                       ----------                ----      ----------                  ----
      Total . . . . . . . . . .           250,191        6.05     5.7         237,595       5.67        5.4
                                       ----------                ----      ----------                  ----
      Total certificates  . . .         2,848,092        5.82    64.8       2,732,957       5.46       62.6
                                       ----------                ----      ----------                  ----
Total deposits  . . . . . . . .         4,393,771        4.65   100.0%      4,363,408       4.34      100.0%
                                                                =====                                 =====
Plus premium on deposits
  purchased   . . . . . . . . .             4,487                               4,837
                                       ----------                          ----------
      Total . . . . . . . . . .        $4,398,258                          $4,368,245
                                       ==========                          ==========

The average balance of deposits increased by $207.2 million, or 5.0 % for the first quarter of 1995 over the 1994 first quarter. The outstanding balance of deposits at March 31, 1995 increased by $30.0 million over the balance at December 31, 1994. A sharp rise in interest rates throughout 1994 contributed to a slowing of withdrawals as consumers returned to insured deposits and shifted from highly liquid savings and money market accounts into longer term and higher rate certificates of deposit.

In addition to deposits, the Bank derives funds from advances from the Federal Home Loan Bank ("FHLB") of Cincinnati. At March 31, 1995, the Company had borrowings of $1.4 billion, including $1.3 billion in advances from the FHLB of Cincinnati. The average balance of borrowings for the first quarter of 1995 increased by $680.3 million over the first quarter of 1994 primarily due to advances from the FHLB of Cincinnati used to purchase mortgage-backed securities.

        LIQUIDITY - The Bank's principal sources of funds are deposits, advances from the Federal Home Loan Bank of Cincinnati, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition, and when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB. Management also considers the Bank's interest-sensitivity "gap" when deciding on alternative sources of funds. At March 31, 1995, the Bank's one-year gap was a negative 5.4%.

        The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank has generally maintained liquidity substantially in excess of its required levels. The Bank's average regulatory liquidity ratio for the quarter ended March 31, 1995 was 6.34%.

        Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan and lease demand, (ii) projected security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, interest-bearing deposits and floating-rate corporate debt securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements. Because the Bank has a relatively stable retail deposit base, management believes that significant borrowings will not be necessary to maintain its current liquidity position.

        The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At March 31, 1995, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $130.8 million, unfunded lines of consumer credit totalling $270.9 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totalling $17.4 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1995 totalled $1.8 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At March 31, 1995, the Bank had $487.3 million of advances from the FHLB of Cincinnati which mature during the next 12 months. Management will review the need for advances when they mature and believes the Bank has significant additional borrowing capacity with the FHLB.

CAPITAL AND DIVIDENDS-The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by the regulators to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the Figure 15 below) of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease. To be considered adequately capitalized under the regulatory framework for Prompt Corrective Action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in Figure 15 below. The Bank's actual capital and ratios are also presented in Figure 15.

REGULATORY CAPITAL (Figure 15)

                                                                     AS OF MARCH 31, 1995
                                                    ------------------------------------------------------
                                                       ACTUAL CAPITAL                  REQUIRED CAPITAL
                                                    -----------------------           --------------------
(DOLLARS IN THOUSANDS)                              AMOUNT         RATIO              AMOUNT       RATIO
                                                    --------       -------            --------     -------
Capital Adequacy:
  Tangible capital  . . . . . . . . . . .           $382,665          6.13%             93,712       1.50%
  Core capital  . . . . . . . . . . . . .            382,665          6.13             187,425       3.00
  Risk-based capital  . . . . . . . . . .            416,101         13.03             255,494       8.00
Prompt Corrective Action:
  Tier 1 leverage capital   . . . . . . .            382,665          6.13             249,900       4.00
  Tier 1 risk-based capital   . . . . . .            382,665         11.98             127,747       4.00
  Total risk-based capital  . . . . . . .            416,101         13.03             255,494       8.00

Management believes, as of March 31, 1995, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 16)

                                                       1995                           1994
                                                      ------    ----------------------------------------------
                                                       FIRST     FIRST     SECOND    THIRD    FOURTH     YEAR
                                                      ------    ------    -------   ------    ------    ------
High  . . . . . . . . . . . . .                       $20.25    $20.25    $23.37    $24.00    $21.00    $24.00
Low . . . . . . . . . . . . . .                        17.75     17.75     18.00     19.12     17.75     17.75
Dividends declared and paid . .                          .17       .12       .15       .15       .17       .59

The Company's common stock trades on the NASDAQ National Market System under the symbol COFI. As of May 10, 1995, there were 4,350 shareholders of record.

During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of March 31, 1995, 238,000 shares had been repurchased under this authorization.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

       On April 19, 1995, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 19 cents per common share. The dividend will be payable on May 23, 1995 to shareholders of record as of May 8, 1995. The Board of Directors anticipates declaring quarterly dividends as earnings permit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

                 Exhibit 11       -        Computation of per share earnings
                 Exhibit 27       -        Financial Data Schedule

         (B)     REPORTS ON FORM 8-K

                 A report on Form 8-K dated January 18, 1995 was filed to report the retirement of the Company's Chairman of the Board of Directors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHARTER ONE FINANCIAL, INC.

Date:    May 12, 1995                   By:   /s/   Robert J. Vana
                                              ------------------------------
                                                    Robert J. Vana
                                                    Chief Corporate Counsel
                                                    and Secretary



Date:    May 12, 1995                   By:   /s/   Leonard A. Krysinski
                                              ------------------------------
                                                    Leonard A. Krysinski
                                                    Senior Vice President and
                                                    Treasurer