Form 10-Q
period 1995-06-30
CHARTER ONE FINANCIAL INC
filed 1995-08-11
CIK 819692

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

         [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _____ TO _____

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


                 1215 SUPERIOR AVENUE, CLEVELAND, OHIO 44114
                 -------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (216) 589-8320
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                           Yes  X             No
                              -----              -----


The number of shares outstanding of the registrant's sole class of common stock, as of August 9, 1995 was 22,432,051.

                              TABLE OF CONTENTS


                        PART I.  FINANCIAL INFORMATION
                                                                                                       PAGE
                                                                                                       ----
ITEM 1.          Financial Statements
                 --------------------

                 Consolidated Statements of Financial Condition --
                     June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . .                  1

                 Consolidated Statements of Income --
                     Three and six month periods ended June 30, 1995 and 1994   . . . . . .                  2

                 Consolidated Statements of Changes in Shareholders' Equity --
                     Six months ended June 30, 1995   . . . . . . . . . . . . . . . . . . .                  3

                 Consolidated Statements of Cash Flows --
                     Six months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . .                  4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .                  5


ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .                  7
                 -------------------------


                          PART II.  OTHER INFORMATION

ITEM 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 24
                 -----------------

ITEM 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .                 24
                 --------------------------------



                 Signature          . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except per share data)
                                  (UNAUDITED)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1995              1994
                                                                                   --------        ------------
ASSETS:
Cash and deposits with banks  . . . . . . . . . . . . . . . . . . . .              $    66,832     $   126,829
Federal funds sold and other  . . . . . . . . . . . . . . . . . . . .                  115,662         110,143
                                                                                   -----------     -----------
             Total cash and cash equivalents  . . . . . . . . . . . .                  182,494         236,972
Mortgage-backed and other securities:
    Mortgage-backed securities available for sale
         (amortized cost of $331,567 and $406,831 at June 30, 1995
         and December 31, 1994, respectively) . . . . . . . . . . . .                  321,770         373,477
    Mortgage-backed securities held to maturity (fair
         value of $1,744,451 and $1,633,988 at June 30, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .                1,693,072       1,665,121
    Other securities available for sale (amortized
         cost of $132,270 and $99,368 at June 30, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .                  134,993          99,414
Loans and leases, net (including allowance for loan and lease losses of $37,058 and $36,870 at June 30, 1995 and December 31, 1994,
    respectively)   . . . . . . . . . . . . . . . . . . . . . . . . .                3,721,012       3,542,539
Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . .                   71,766          68,009
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .                   60,954          57,472
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .                   29,420          26,852
Real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . .                    8,225          10,617
Equipment on operating leases . . . . . . . . . . . . . . . . . . . .                   37,427
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   64,451          49,699
                                                                                    ----------     -----------
             TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .               $6,325,584      $6,130,172
                                                                                    ==========      ==========
LIABILITIES:
Deposits:
    Checking accounts   . . . . . . . . . . . . . . . . . . . . . . .               $  403,251      $  417,290
    Savings and money market accounts   . . . . . . . . . . . . . . .                1,119,471       1,213,161
    Certificates of deposit   . . . . . . . . . . . . . . . . . . . .                2,887,896       2,737,794
                                                                                    ----------      ----------
         Total deposits . . . . . . . . . . . . . . . . . . . . . . .                4,410,618       4,368,245
Advance payments by borrowers for taxes and insurance . . . . . . . .                   29,541          26,683
Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . .                   11,888           9,811
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .                   43,011          37,591
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,420,716       1,318,737
                                                                                    ----------      ----------
             TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . .                5,915,774       5,761,067
                                                                                    ----------      ----------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share;
    10,000,000 shares authorized; none issued
Common stock, $0.01 par value per share;
    90,000,000 shares authorized;
    22,612,813 issued at June 30, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . .                      226             226
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                  127,081         127,081
Retained earnings - substantially restricted  . . . . . . . . . . . .                  323,807         297,031
Less 182,262 and 43,187 shares of common stock held
    in treasury at June 30, 1995 and December 31,
    1994, respectively, at cost   . . . . . . . . . . . . . . . . . .                   (4,104)           (841)
Net unrealized loss on securities, net of tax benefit
    of $19,271 and $28,525, at June 30, 1995 and December 31,
    1994, respectively  . . . . . . . . . . . . . . . . . . . . . . .                  (37,200)        (54,392)
                                                                                    ----------      ----------
             TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .                  409,810         369,105
                                                                                    ----------      ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .               $6,325,584      $6,130,172
                                                                                    ==========      ==========

See Notes to Consolidated Financial Statements

                 CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                 (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     -------------------------
                                                                 1995         1994             1995         1994
                                                                 ----         ----             ----         ----
INTEREST INCOME:
    Loans and leases  . . . . . . . . . . . . . . . . . .      $ 74,098     $ 64,532        $146,347      $127,102
    Mortgage-backed securities  . . . . . . . . . . . . .        39,712       28,993          78,462        52,163
    Other securities  . . . . . . . . . . . . . . . . . .         3,445        2,694           6,718         4,597
    Short-term investments and other  . . . . . . . . . .         1,787          892           3,196         1,761
                                                               --------    ---------       ---------     ---------
             TOTAL INTEREST INCOME  . . . . . . . . . . .       119,042       97,111         234,723       185,623
                                                               --------     --------       ---------      --------
INTEREST EXPENSE:
    Deposits. .   . . . . . . . . . . . . . . . . . . . .        51,815       39,702          99,687        78,712
    Borrowings.   . . . . . . . . . . . . . . . . . . . .        21,981       12,148          43,455        19,725
                                                               --------     --------        --------      --------
             TOTAL INTEREST EXPENSE . . . . . . . . . . .        73,796       51,850         143,142        98,437
                                                               --------     --------        --------      --------
Net interest income . . . . . . . . . . . . . . . . . . .        45,246       45,261          91,581        87,186
Provision for loan and lease losses . . . . . . . . . . .           258          841             516         1,493
                                                               --------    ---------       ---------     ---------
Net interest income after provision for loan and
    lease losses  . . . . . . . . . . . . . . . . . . . .        44,988       44,420          91,065        85,693
                                                               --------     --------       ---------     ---------
OTHER INCOME:
    Loan servicing fees   . . . . . . . . . . . . . . . .         1,267        1,529           2,472         2,930
    Service fees and other charges  . . . . . . . . . . .         4,990        4,707           9,524         8,691
    Leasing operations  . . . . . . . . . . . . . . . . .         1,645                        3,357
    Net gain from sales of:
         Securities . . . . . . . . . . . . . . . . . . .            23           59              49         1,032
         Other    . . . . . . . . . . . . . . . . . . . .           240          118             456           464
    Other     . . . . . . . . . . . . . . . . . . . . . .           101           65             160           186
                                                              ---------   ----------       ---------     ---------
             TOTAL OTHER INCOME . . . . . . . . . . . . .         8,266        6,478          16,018        13,303
                                                              ---------    ---------       ---------      --------
OTHER EXPENSES:
    Salaries and employee benefits  . . . . . . . . . . .        11,792       10,719          24,511        20,736
    Net occupancy and equipment   . . . . . . . . . . . .         3,499        3,251           7,200         6,598
    Federal deposit insurance premiums  . . . . . . . . .         2,477        2,404           4,954         4,785
    State franchise tax   . . . . . . . . . . . . . . . .         1,346        1,439           2,919         2,877
    Marketing   . . . . . . . . . . . . . . . . . . . . .           750          939           1,765         1,787
    Other administrative expenses   . . . . . . . . . . .         5,935        6,361          11,467        12,619
                                                              ---------    ---------       ---------      --------
             TOTAL OTHER EXPENSES . . . . . . . . . . . .        25,799       25,113          52,816        49,402
                                                              ---------     --------       ---------      --------

Income before federal income taxes  . . . . . . . . . . .        27,455       25,785          54,267        49,594
Federal income taxes  . . . . . . . . . . . . . . . . . .         9,237        8,582          18,251        16,490
                                                              ---------    ---------       ---------      --------
             NET INCOME . . . . . . . . . . . . . . . . .     $  18,218     $ 17,203       $  36,016      $ 33,104
                                                              =========     ========       =========      ========

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE  . . . . . . . . . . . . . . . . . .     $    0.79    $    0.74        $   1.56     $    1.43
                                                              =========    =========        ========     =========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING   . . . . . . . . . . .    23,032,488   23,209,599      23,018,526    23,190,553
                                                             ==========   ==========      ==========    ==========

DIVIDENDS DECLARED PER SHARE  . . . . . . . . . . . . . .    $     0.19   $     0.15      $     0.36    $     0.27
                                                             ==========   ==========      ==========    ==========

See Notes to Consolidated Financial Statements

                 CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1995
                (Dollars in thousands, except per share data)
                                 (UNAUDITED)


                                                                     ADDITIONAL                      NET UNREALIZED   TOTAL
                                                              COMMON   PAID-IN    RETAINED   TREASURY  GAIN (LOSS)  SHAREHOLDERS'
                                                               STOCK   CAPITAL    EARNINGS     STOCK   ON SECURITIES   EQUITY
                                                               -----   -------    --------     -----   -------------   ------
Balance, January 1, 1995  . . . . . . . . . . . . . . . .       $226   $127,081    $297,031    $  (841)   $(54,392)    $369,105
Purchase of 280,000 shares of treasury stock  . . . . . .                                       (6,013)                  (6,013)
Treasury stock reissued in connection with:
    Stock options exercised, 99,150 shares  . . . . . . .                            (1,134)     1,935                      801
    Acquisition, 41,775 shares  . . . . . . . . . . . . .                                (7)       815                      808
Dividends paid ($.36 per share) . . . . . . . . . . . . .                            (8,099)                             (8,099)
Change in net unrealized loss on securities,
    net of tax benefit  . . . . . . . . . . . . . . . . .                                                   17,192       17,192
Net income  . . . . . . . . . . . . . . . . . . . . . . .                            36,016                              36,016
                                                                ----   --------    --------    -------    --------     --------
Balance, June 30, 1995  . . . . . . . . . . . . . . . . .       $226   $127,081    $323,807    $(4,104)   $(37,200)    $409,810
                                                                ====   ========    ========    =======    ========     ========





See Notes to Consolidated Financial Statements

                 CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                    -------------------------
                                                                                       1995           1994
                                                                                  -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  36,016        $  33,104
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for loan and lease losses   . . . . . . . . . . . . . . . . . .              516            1,493
    Net gains from sales of real estate, securities,
         loans and other    . . . . . . . . . . . . . . . . . . . . . . . . .             (505)          (1,496)
    Accretion of discounts, amortization of premiums and
         depreciation, net  . . . . . . . . . . . . . . . . . . . . . . . . .            9,606           (2,324)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              167            3,716
                                                                                     ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .           45,800           34,493
                                                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans  . . . . . . . . . . . . . . . . . . . . . .         (109,473)        (231,657)
Proceeds from principal repayments and maturities of:
    Mortgage-backed and other securities held to maturity   . . . . . . . . .           36,898          160,651
    Mortgage-backed and other securities available for sale   . . . . . . . .           17,620          291,007
Proceeds from sales of:
    Mortgage-backed and other securities available for sale   . . . . . . . .           59,950           51,666
    Mortgage-backed securities held to maturity   . . . . . . . . . . . . . .                            17,917
Purchases of:
    Mortgage-backed securities held to maturity   . . . . . . . . . . . . . .          (63,670)            (671)
    Mortgage-backed and other securities available for sale   . . . . . . . .          (35,325)        (952,297)
    Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (22,516)          (2,802)
    FHLB stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,499)         (23,738)
Net cash (paid) received in connection with acquisitions  . . . . . . . . . .           (9,969)         104,382
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,897)           4,468
                                                                                   -----------        ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .         (141,881)        (581,074)
                                                                                   -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .          120,451          598,901
Repayments of borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .         (111,466)         (77,197)
Increase (decrease) in, net of acquisition:
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43,071          (18,957)
    Advance payments by borrowers for taxes and insurance   . . . . . . . . .            2,858            2,479
Payment of dividends on common stock  . . . . . . . . . . . . . . . . . . . .           (8,099)          (6,093)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .                               385
Purchase of treasury stock, net . . . . . . . . . . . . . . . . . . . . . . .           (5,212)
                                                                                     ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .           41,603          499,518
                                                                                     ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          (54,478)         (47,063)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD  . . . . . . . . . . . .          236,972          205,191
                                                                                      --------        ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD  . . . . . . . . . . . . . . .         $182,494        $ 158,128
                                                                                      ========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid during the period for interest on deposits
      and borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $141,763        $ 100,253
                                                                                      ========        =========
    Cash paid during the period for income taxes  . . . . . . . . . . . . . .         $  9,800        $  15,200
                                                                                      ========        =========
    Securities transferred from held to maturity to available for sale
      due to credit deterioration   . . . . . . . . . . . . . . . . . . . . .                         $  17,413
                                                                                                      =========

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

         At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1.7 million (which have an allowance of $1.0 million under SFAS No. 114). Income recorded for the six months ended June 30, 1995 on loans evaluated for impairment in accordance with SFAS Nos. 114 and 118 was insignificant.

         The Company's policy for recognition of interest on impaired loans including how cash receipts are recorded is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as non-accrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). When a loan is placed on non-accrual status, unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

         A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant and represent a homogeneous population, the Bank evaluates impairment based on the level and extent of delinquencies in the portfolio and the Bank's prior charge-off experience with those delinquencies. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred or (2) when collection efforts have ceased.

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

4. On May 30, 1995, the Company signed a definitive agreement to merge the holding company and its banking operations with FirstFed Michigan Corporation ("FirstFed"). The agreement provides that the common shareholders of FirstFed will receive 1.2 shares of Charter One common stock for each FirstFed common share in a tax-free exchange. The merger will be accounted for as a pooling of interests and is expected to be completed during the fourth quarter of 1995, subject to regulatory and shareholder approvals.

         In connection with the merger agreement, Charter One and FirstFed have granted each other options to purchase up to 19.9% of the outstanding shares of each other's common stock under certain circumstances in the event the transaction is terminated.

5. Certain items in the consolidated financial statements for 1994 have been reclassified to conform to the 1995 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOLDING COMPANY BUSINESS

GENERAL - Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized for the purpose of becoming a unitary savings and loan holding company and owning all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"). The Bank is a federally chartered stock savings bank that is headquartered in Cleveland, Ohio. The Bank has 95 offices in a 13-county area of Ohio that includes the Greater Cleveland, Toledo, Akron, Canton, Youngstown and Portsmouth markets.

PENDING BUSINESS COMBINATION - On May 30, 1995, the Company signed a definitive agreement to merge the holding company and its banking operations with FirstFed Michigan Corporation ("FirstFed"). The agreement provides that the common shareholders of FirstFed will receive 1.2 shares of Charter One common stock for each FirstFed common share in a tax-free exchange. The merger will be accounted for as a pooling of interests and is expected to be completed during the fourth quarter of 1995, subject to regulatory and shareholder approvals.

The combined company will be called Charter One Financial, Inc. and will be headquartered in Cleveland, Ohio with a Michigan Division headquartered in the current FirstFed facility in downtown Detroit. The combined banking operation will have over 150 branches in Ohio and Michigan.

In connection with the merger agreement, Charter One and FirstFed have granted each other options to purchase up to 19.9% of the outstanding shares of each other's common stock under certain circumstances in the event the transaction is terminated.


RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW - Figure 1 presents the components of earnings per common and common equivalent share for the first six months of 1995 and 1994. Net income for the first half of 1995 was $36.0 million, or $1.56 per share, up from $33.1 million, or $1.43 per share. The annualized return on average equity was 18.54%, up from 17.21% for the first half of 1994. The annualized return on average assets was 1.15%, down from 1.20% for the first half of 1994.

Net income for the second quarter of 1995 was $18.2 million, or $.79 per share, up from $17.2, or $.74 per share for the 1994 second quarter. The annualized return on average equity was 18.22%, up from 17.61% for the 1994 second quarter. The annualized return on average assets was 1.16%, down from 1.20% for the 1994 second quarter.

The increase in earnings per share for the 1995 first half over 1994 was primarily the result of an increase in net interest income. Net interest income for 1995 benefited from a higher level of interest-earning assets, primarily loans and leases and mortgage-backed securities. The increase in earnings per share for the 1995 second quarter over the 1994 second quarter was primarily due to an increase in other income.

A decrease in the provision for loan and lease losses in the first half and second quarter of 1995 versus the corresponding 1994 periods, reflecting improved asset quality, also contributed to the increase in earnings per share. Other income for the first half and second quarter of 1995 increased by 20.4% and 27.6% over the corresponding 1994 periods, reflecting increases in retail deposit account service charges and fees as well as income from leasing operations acquired at the beginning of 1995. These items more than offset gains on sale recorded in the 1994 first quarter and contributed to the increase in earnings per share.

Other expenses for the first half and second quarter of 1995 increased 6.9% and 2.7%, respectively, over the corresponding 1994 periods, due to lower loan closings, and the acquisition of a leasing company.


COMPONENTS OF EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE (Figure 1)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                 1995             1994
                                                                                 ----             ----
Interest income . . . . . . . . . . . . . . . . . . . . . . . .                $10.19             $8.00
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                  6.22              4.24
                                                                                 ----              ----
Net interest income . . . . . . . . . . . . . . . . . . . . . .                  3.97              3.76
Provision for loan and lease losses . . . . . . . . . . . . . .                  0.02              0.07
                                                                                 ----              ----
Net interest income after provision for loan
    and lease losses    . . . . . . . . . . . . . . . . . . . .                  3.95              3.69
Other income  . . . . . . . . . . . . . . . . . . . . . . . . .                  0.69              0.57
Other expense . . . . . . . . . . . . . . . . . . . . . . . . .                  2.29              2.12
                                                                                 ----              ----
Income before federal income taxes  . . . . . . . . . . . . . .                  2.35              2.14
Federal income taxes  . . . . . . . . . . . . . . . . . . . . .                  0.79              0.71
                                                                                 ----              ----
Earnings per common and common equivalent share . . . . . . . .                $ 1.56             $1.43
                                                                               ======             =====


SELECTED OPERATING RATIOS (Figure 2)

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------         -------------------------
                                                       1995        1994                   1995         1994
                                                       ----        ----                   ----         ----
Return on average assets (annualized)                  1.16%       1.20%                  1.15%        1.20%
Return on average equity (annualized)                 18.22%      17.61%                 18.54%       17.21%
Net interest income to other expenses                   1.75x       1.80x                 1.73x        1.76x
Other expenses to average assets (annualized)           1.64%       1.75%                 1.69%        1.79%
Efficiency ratio(1)                                    48.45%      48.70%                49.32%       49.90%

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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                       THREE MONTHS ENDED JUNE 30,
                                    --------------------------------------------------------------------
                                                 1995                                 1994
                                    ------------------------------     ---------------------------------
                                      AVERAGE              YIELD/       AVERAGE                 YIELD/
                                      BALANCE    INTEREST   COST        BALANCE      INTEREST    COST
                                      -------    --------   ----        -------      --------    ----
(Dollars in thousands)
- ----------------------
INTEREST-EARNING ASSETS:
Loan and lease portfolio,
  net(1)  . . . . . . . . . .       $3,661,837   $ 74,098    8.09%     $3,387,717     $64,532    7.62%
Mortgage-backed securities  .        2,047,655     39,712    7.76       1,869,538      28,993    6.20
Other securities  . . . . . .          202,759      3,445    6.80         202,581       2,694    5.32
Short-term investments and
  other interest-earning
  assets(2)   . . . . . . . .          119,478      1,787    5.98          88,587         892    4.03
                                   -----------  ---------             -----------    --------
      Total . . . . . . . . .        6,031,729    119,042    7.89       5,548,423      97,111    7.00
                                                 --------                             -------
Non-interest-earning assets .          268,697                            204,183
                                   -----------                        -----------
      Total assets  . . . . .       $6,300,426                         $5,752,606
                                    ==========                         ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Checking   . . . . . . . .      $   400,993      1,341    1.34      $  400,207       1,408    1.41
   Savings and money market          1,131,144      8,225    2.91       1,301,708       8,767    2.69
   Certificates of deposit  .        2,866,754     42,249    5.90       2,486,078      29,527    4.75
                                    ----------   --------              ----------     -------
      Total deposits  . . . .        4,398,891     51,815    4.71       4,187,993      39,702    3.79
Borrowings  . . . . . . . . .        1,427,041     21,981    6.16       1,115,523      12,148    4.36
                                    ----------   --------              ----------     -------
      Total . . . . . . . . .        5,825,932     73,796    5.07       5,303,516      51,850    3.91
                                                 --------                             -------
Non-interest-bearing
  liabilities   . . . . . . .           74,560                             58,435
                                   -----------                        -----------
      Total liabilities . . .        5,900,492                          5,361,951
Shareholders' equity  . . . .          399,934                            390,655
                                   -----------                         ----------
      Total liabilities and
      shareholders' equity  .       $6,300,426                         $5,752,606
                                    ==========                         ==========
Net interest income . . . . .                    $ 45,246                             $45,261
                                                 ========                             =======
Interest rate spread  . . . .                                2.82                                3.09
Net yield on average
  interest-earning assets(3)                                 3.00                                3.26
Average interest-earning
  assets to average interest-
  bearing liabilities   . . .                              103.53%                             104.62%

(1)      Average balances include non-accrual loans and interest income includes loan fee amortization.
(2)      Includes federal funds sold, interest-bearing deposits with banks and other.
(3)      Annualized net interest income divided by the average balance of interest-earning assets.


                                                        SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------------------------------------------
                                               1995                                  1994
                                  ------------------------------      ---------------------------------
                                    AVERAGE               YIELD/        AVERAGE                 YIELD/
                                    BALANCE    INTEREST    COST         BALANCE     INTEREST     COST
                                    -------    --------    ----         -------     --------     ----
(Dollars in thousands)
- ----------------------
INTEREST-EARNING ASSETS:
Loan and lease portfolio,
  net(1)  . . . . . . . . . .       $3,636,539   $146,347    8.05%     $3,328,500    $127,102    7.64%
Mortgage-backed securities  .        2,043,360     78,462    7.68       1,715,061      52,163    6.08
Other securities  . . . . . .          198,060      6,718    6.78         180,302       4,597    5.10
Short-term investments and
  other interest-earning
  assets(2)   . . . . . . . .          107,863      3,196    5.93          99,759       1,761    3.53
                                    ----------   --------              ----------    --------
      Total . . . . . . . . .        5,985,822    234,723    7.84       5,323,622     185,623    6.97
                                                 --------                            --------
Non-interest-earning assets .          268,344                            208,402
                                    ----------                         ----------
      Total assets  . . . . .       $6,254,166                         $5,532,024
                                    ==========                         ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Checking   . . . . . . . .       $  394,177      2,659    1.35      $  393,493       2,805    1.43
   Savings and money market          1,153,327     16,666    2.89       1,294,943      17,147    2.65
   Certificates of deposit  .        2,824,358     80,362    5.69       2,474,356      58,760    4.75
                                    ----------   --------              ----------   ---------
      Total deposits  . . . .        4,371,862     99,687    4.56       4,162,792      78,712    3.78
Borrowings  . . . . . . . . .        1,422,171     43,455    6.11         927,249      19,725    4.25
                                    ----------   --------             -----------   ---------
      Total . . . . . . . . .        5,794,033    143,142    4.94       5,090,041      98,437    3.87
                                                                                    ---------
Non-interest-bearing
  liabilities   . . . . . . .           71,676                             57,179
                                    ----------                        -----------
      Total liabilities . . .        5,865,709                          5,147,220
Shareholders' equity  . . . .          388,457                            384,804
                                    ----------                        -----------
      Total liabilities and
      shareholders' equity  .       $6,254,166                         $5,532,024
                                    ==========                         ==========
Net interest income . . . . .                    $ 91,581                            $ 87,186
                                                 ========                            ========
Interest rate spread  . . . .                                2.90                                3.10
Net yield on average
  interest-earning assets(3)                                 3.06                                3.28
Average interest-earning
  assets to average interest-
  bearing liabilities   . . .                              103.31%                             104.59%

(1)      Average balances include non-accrual loans and interest income includes loan fee amortization.
(2)      Includes federal funds sold, interest-bearing deposits with banks and other.
(3)      Annualized net interest income divided by the average balance of interest-earning assets.


         The following figure sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 4)

                                                      THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------------      --------------------------------------
                                                              1995 V. 1994                                1995 V. 1994
                                                  ------------------------------------      --------------------------------------
                                                       INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                                  -------------------------------------     --------------------------------------
                                                     RATE        VOLUME         TOTAL          RATE         VOLUME       TOTAL
                                                  ---------     ---------     ---------      --------      ---------    ----------
(Dollars in thousands)
- ----------------------
                                                                                           < C>
INTEREST INCOME ON INTEREST-EARNING
  ASSETS:
Loans and leases  . . . . . . . . . . . . .        $ 4,160       $ 5,406       $ 9,566       $ 7,081        $12,164       $19,245
Mortgage-backed securities  . . . . . . . .          7,766         2,953        10,719        15,209         11,090        26,299
Other securities  . . . . . . . . . . . . .            749             2           751         1,635            486         2,121
Short-term investments and other
  interest-earning assets   . . . . . . . .            521           374           895         1,282            153         1,435
                                                  --------       -------       -------       -------        -------       -------
       Total  . . . . . . . . . . . . . . .         13,196         8,735        21,931        25,207         23,893        49,100
                                                  --------       -------       -------       -------        -------       -------
INTEREST EXPENSE ON INTEREST-BEARING
  LIABILITIES:
Deposits:
  Checking  . . . . . . . . . . . . . . . .            (69)            2           (67)         (151)             5          (146)
  Savings and money market  . . . . . . . .            598        (1,140)         (542)        1,370         (1,851)         (481)
  Certificates of deposit   . . . . . . . .          7,778         4,944        12,722        12,604          8,998        21,602
                                                   -------       -------       -------       -------        -------       -------
       Total deposits   . . . . . . . . . .          8,307         3,806        12,113        13,823          7,152        20,975
Borrowings  . . . . . . . . . . . . . . . .          5,875         3,958         9,833        10,673         13,057        23,730
                                                   -------       -------       -------       -------        -------       -------
       Total  . . . . . . . . . . . . . . .         14,182         7,764        21,946        24,496         20,209        44,705
                                                   -------       -------       -------       -------        -------       -------
Change in net interest income . . . . . . .        $  (986)      $   971       $   (15)      $   711        $ 3,684       $ 4,395
                                                   =======       =======       =======       =======        =======       =======

NET INTEREST INCOME - Net interest income is the principal source of earnings for the Company. It is affected by the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality. Information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on interest-earning assets is presented in Figure 3. Changes in the Company's interest income and interest expense resulting from changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities are presented in Figure 4.

Net interest income for the first half of 1995 increased $ 4.4 million, or 5.0% over the first half of 1994. The growth reflected the effect of a higher level of interest-earning assets offset by the effect of a decline in the interest rate spread and net yield on interest-earning assets.

Net interest income for the second quarter of 1995 was essentially unchanged from the second quarter of 1994. The decline in the interest rate spread and net yield on interest-earning assets offset the effect of the higher level of interest-earning assets.

The growth in balances of interest-earning assets for the 1995 first half and second quarter reflect efforts by management to increase the size of the loan and lease portfolio. At the beginning of 1995, the Company acquired a leasing company, adding $76.9 million in lease financings. Loan repayments for the first half and second quarter of 1995 declined significantly from the first half and second quarter of 1994 because of a reduction in the level of refinancings brought on by higher interest rates.

The growth in the balances of interest-earning assets also reflects an investment strategy implemented by management throughout the second half of 1993 and the first three quarters of 1994. The strategy, designed to increase interest income, called for the Bank to borrow variable-rate funds from the Federal Home Loan Bank and invest them in variable-rate mortgage-backed securities, yielding a positive spread. The targeted net interest rate spread and net yield on the interest-earning assets acquired under this strategy was lower than the Bank's overall net interest rate spread and net yield, however, net interest income and per share earnings were increased. During the first half of 1995, the securities earned at management's targeted spread over the cost of funding and, as planned, provided additional interest income to the Company.

While net interest income increased for the first half of 1995 as compared to the first half of 1994, the interest rate spread declined 20 basis points to 2.90% from 3.10%. For the second quarter of 1995, the interest rate spread decreased 27 basis points to 2.82% from 3.09% from the second quarter of 1994. The interest rate spreads for the first half and second quarter of 1995 were adversely affected by increases in the general level of interest rates, as the cost of the Bank's interest-bearing liabilities increased by more than the yield on its interest-earning assets. The increased cost of interest-bearing liabilities reflects the repricing of liabilities to current rates and a shift by depositors from lower cost deposit accounts (checking, savings and money market) to higher cost certificates of deposit.

OTHER INCOME (Figure 5)

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -----------------------------
(DOLLARS IN THOUSANDS)                               1995            1994            1995            1994
- ----------------------                              -------        --------       ---------        ---------
Loan servicing fees . . . . . . . . . . . . .        $1,267          $1,529         $ 2,472         $ 2,930
Service fees and other charges:
  Retail deposit account service
    charges and fees  . . . . . . . . . . . .         4,056           3,356           7,822           6,290
  Fees on insurance annuity sales   . . . . .           585           1,135           1,100           1,853
  Other branch service fees   . . . . . . . .           268             173             472             391
  Miscellaneous   . . . . . . . . . . . . . .            81              43             130             157
                                                     ------          ------         -------         -------
    Total         . . . . . . . . . . . . . .         4,990           4,707           9,524           8,691
                                                     ------          ------         -------         -------
Leasing operations  . . . . . . . . . . . . .         1,645                           3,357
Net gain from sales of:
  Real estate     . . . . . . . . . . . . . .            83              75             281             388
  Securities      . . . . . . . . . . . . . .            23              59              49           1,032
  Loans           . . . . . . . . . . . . . .            44              39              54              71
  Other           . . . . . . . . . . . . . .           113               4             121               5
                                                     ------          ------         -------         -------
    Total         . . . . . . . . . . . . . .           263             177             505           1,496
Other             . . . . . . . . . . . . . .           101              65             160             186
                                                     ------          ------         -------         -------
    Total         . . . . . . . . . . . . . .        $8,266          $6,478         $16,018         $13,303
                                                     ======          ======         =======         =======


OTHER INCOME - Other income for the first half of 1995 increased by $2.7 million, or 20.4%, over the first half of 1994. As shown in Figure 5, other income from leasing operations, which were acquired by the Company at the beginning of 1995, totaled $3.4 million, and service fees and other charges increased $833,000 over the first half of 1994, while gains on sale and loan servicing fees declined by $991,000 and $458,000, respectively.

Other income for the second quarter of 1995 increased by $1.8 million, or 27.6%, over the 1994 second quarter. The increase was due to the addition of leasing operations, as well as a net increase in service fees and other charges offset by a decline in loan servicing fees.

Charter One acquired a leasing company in January of 1995 and operates it as a subsidiary of the Bank. The operations of the Company's leasing subsidiary include financing and operating leases of capital equipment. Rental, net of depreciation, from equipment on operating leases and gross profit on sales-type financing leases are combined and reported as other income from leasing operations.

The net increase in service fees and other charges for the first half and second quarter of 1995 over the 1994 periods were the result of increases in retail deposit account service charges and fees offset by a decline in fees on insurance annuity sales. Increased volume of checking accounts and ATM transactions, combined with increases in the transaction charges for checking accounts and ATM transactions, resulted in a 24.4% increase in retail deposit account service charges and fees for 1995, over 1994. Fees from sales of tax deferred annuities for 1995 declined from 1994 as increases in the general level of interest rates made tax deferred annuities less attractive to consumers than insured certificates of deposit.

Net gains from sales for the first half of 1995 decreased by $991,000 from the first half of 1994. During the first quarter of 1994, the Company sold several mortage-backed securities from its available for sale portfolio because they were experiencing much higher than expected prepayments. These prepayment conditions were not experienced by the Company in 1995 due to the higher level of interest rates during the period.

Loan servicing fee income declined in the first half and second quarter of 1995, from the the 1994 periods, as the overall outstanding balance of the loans serviced for others declined. This trend is expected to continue as the Bank focuses on increasing its loan and lease portfolio.

OTHER EXPENSES (Figure 6)

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -----------------------------
(DOLLARS IN THOUSANDS)                               1995            1994            1995            1994
- ----------------------                              -------        --------       ---------        ---------
Salaries and employee benefits  . . . . . . .       $11,792         $10,719         $24,511         $20,736
Net occupancy and equipment . . . . . . . . .         3,499           3,251           7,200           6,598
Federal deposit insurance premiums  . . . . .         2,477           2,404           4,954           4,785
State franchise tax . . . . . . . . . . . . .         1,346           1,439           2,919           2,877
Marketing     . . . . . . . . . . . . . . . .           750             939           1,765           1,787
Other administrative expenses . . . . . . . .         5,935           6,361          11,467          12,619
                                                    -------         -------         -------         -------
    Total     . . . . . . . . . . . . . . . .       $25,799         $25,113         $52,816         $49,402
                                                    =======         =======         =======         =======
Number of full-time equivalent
  employees as of June 30,  . . . . . . . . .         1,469           1,407           1,469           1,407
Net interest income to other expenses . . . .          1.75x           1.80x           1.73x           1.76x
Other expenses to average assets
  (annualized)  . . . . . . . . . . . . . . .          1.64%           1.75%           1.69%           1.79%
Efficiency Ratio(1) . . . . . . . . . . . . .         48.45%          48.70%          49.32%          49.90%

(1) Other expenses divided by the sum of net interest income before provision for loan and lease losses and other income exclusive of net gain or loss from sales.

OTHER EXPENSES - Other expenses, shown in Figure 6, for the first half and second quarter of 1995 increased over the 1994 periods, primarily due to higher salaries and employee benefits expense. Salaries and employee benefits expense increased in the 1995 first half and second quarter primarily due to lower one-to-four family loan originations in the first half and second quarter of 1995 as compared to the 1994 periods (the effects of which are described below) and the additions of the Bank's leasing and data processing subsidiaries in January of 1995.

One-to-four family permanent loan originations for the first half and second quarter of 1995 declined 57.1% and 42.7%, respectively, from 1994 periods, while full-time equivalent employees dedicated to loan production did not decline in a corresponding manner, resulting in less cost being deferred as an adjustment to the yield on loans and in an increase in the cost being expensed. The acquisition of ICX Corporation and the Bank's computer service bureau accounted for most of the increase in the number of full-time equivalent employees of the Company and for a portion of the increase in salaries and employee benefits expense.

With the acquisition of the company's computer service bureau at the end of January of 1995, its operations are consolidated with those of the Company. Charges from the computer service bureau for periods prior to the acquisition in January 1995 are included in other administrative expenses.


FEDERAL INCOME TAXES - The provision for federal income taxes for the first half and second quarter of 1995 increased by $1.8 million and $655,000, respectively, over the 1994 periods due to higher pre-tax income for the 1995 periods. The effective tax rates were comparable at 33.6% for the first half and second quarter of 1995 and 33.2% and 33.3% for the first half and second quarter of 1994, respectively.


FINANCIAL CONDITION

         Figure 7 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at June 30, 1995 and December 31, 1994.

FINANCIAL CONDITION (Figure 7)

                                                      AT JUNE 30, 1995                AT DECEMBER 31, 1994
                                                  -------------------------        -------------------------
                                                                   % OF                             % OF
(DOLLARS IN THOUSANDS)                              AMOUNT         TOTAL              AMOUNT       TOTAL
- ----------------------                            ----------    -----------        -----------   -----------
ASSETS
Cash and cash equivalents . . . . . . . .         $  182,494           2.9%        $  236,972            3.8%
Mortgage-backed and other
  securities  . . . . . . . . . . . . . .          2,149,835          34.0          2,138,012           34.9
Loans and leases, net . . . . . . . . . .          3,721,012          58.8          3,542,539           57.8
Other assets  . . . . . . . . . . . . . .            272,243           4.3            212,649            3.5
                                                  ----------         -----         ----------          -----
       Total  . . . . . . . . . . . . . .         $6,325,584         100.0%        $6,130,172          100.0%
                                                  ==========         =====         ==========          =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits  . . . . . . . . . . . . . . . .         $4,410,618          69.7%        $4,368,245           71.3%
Other liabilities . . . . . . . . . . . .             84,440           1.3             74,085            1.2
Borrowings  . . . . . . . . . . . . . . .          1,420,716          22.5          1,318,737           21.5
Shareholders' equity  . . . . . . . . . .            409,810           6.5            369,105            6.0
                                                  ----------         -----         ----------          -----
       Total  . . . . . . . . . . . . . .         $6,325,584         100.0%        $6,130,172          100.0%
                                                  ==========         =====         ==========          =====

OVERVIEW - Total assets increased $195.4 million from December 31, 1994, mainly due to higher levels of loans and leases, equipment on operating leases and securities. Loans and leases increased by $178.5 million and other assets, which includes equipment on operating leases, increased by $59.6 million. These increases were largely the result of the addition of the Bank's leasing subsidiary. Growth in the loan and lease portfolio was also due in part to a slow down in mortgage loan repayments. The increase in assets was funded primarily by increases in borrowings, deposits and shareholders' equity.

COMPOSITION OF LOANS AND LEASES (Figure 8)

                                                         AT JUNE 30,                   AT DECEMBER 31,
                                                            1995                             1994
                                                  -------------------------         -----------------------
                                                                   % OF                             % OF
                                                    AMOUNT         TOTAL              AMOUNT       TOTAL
                                                  ----------    -----------        -----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
  One- to-four family   . . . . . . . . .         $2,718,223         73.0%         $2,647,098        74.7%
  Multi-family  . . . . . . . . . . . . .            163,829          4.4             162,801         4.6
  Commercial  . . . . . . . . . . . . . .            238,279          6.4             231,353         6.5
  Construction  . . . . . . . . . . . . .            125,111          3.4             127,576         3.6
                                                  ----------        -----          ----------       -----
       Total real estate  . . . . . . . .          3,245,442         87.2           3,168,828        89.4
Consumer    . . . . . . . . . . . . . . .            418,645         11.3             382,492        10.8
Lease financings  . . . . . . . . . . . .             92,565          2.5
Business    . . . . . . . . . . . . . . .             53,778          1.4              84,307         2.4
                                                  ----------        -----          ----------       -----
       Total loans and leases   . . . . .          3,810,430        102.4           3,635,627       102.6
Less net items  . . . . . . . . . . . . .             89,418          2.4              93,088         2.6
                                                  ----------        -----          ----------       -----
Loans and leases, net . . . . . . . . . .         $3,721,012        100.0%         $3,542,539       100.0%
                                                  ==========        =====          ==========       =====

LOANS AND LEASES - Total loans and leases outstanding at June 30, 1995 were $3.7 billion, as compared with $3.5 billion at December 31, 1994. As shown in Figure 8, the composition of loans and leases has changed somewhat with the addition of lease financings to the portfolio. At the end of the 1995 second quarter, lease financings totaled $92.5 million, or 2.5% of total loans and leases.

One-to-four family real estate loan outstandings increased $71.1 million, or 2.7%, from December 31, 1994, as loan originations during the first half of 1995 exceeded loan repayments.

Consumer loan outstandings at the end of the 1995 second quarter increased $36.2 million, or 9.5%, from December 31, 1994, reflecting increases in home equity and marine loans outstanding. These increases are attributed to an increase in branch cross-sell referrals of home equity loans and the establishment of a correspondent marine lending program in the first quarter of 1995.

Loan and lease originations and repayments for the first half and second quarter of 1995 were down from the comparable 1994 periods. Higher interest rates have resulted in a decline in loan refinancing volume which has slowed overall loan originations and repayments. One-to-four family real estate loan originations and repayments in the first half of 1994 were heavily impacted by refinancings.

LOAN AND LEASE ACTIVITY (Figure 9)

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -----------------------------
                                                     1995            1994            1995            1994
                                                    -------        --------       ---------        ---------
(Dollars in thousands)
- ----------------------
ORIGINATIONS:
  Real estate:
    Permanent:
       One- to-four family  . . . . . . . .        $125,170        $218,583        $190,968        $444,773
       Multi-family   . . . . . . . . . . .           2,111          10,797           8,503          32,128
       Commercial   . . . . . . . . . . . .          17,337           5,866          20,654           8,325
                                                   --------        --------        --------       ---------
             Total permanent  . . . . . . .         144,618         235,246         220,125         485,226
                                                   --------        --------         -------        --------
    Construction:
       One- to-four family  . . . . . . . .          31,182          42,847          47,306          67,382
       Multi-family   . . . . . . . . . . .           1,525           3,525           3,031           3,613
       Commercial   . . . . . . . . . . . .                                           4,592
                                                   --------        --------        --------        --------
             Total construction loans . . .          32,707          46,372          54,929          70,995
                                                   --------        --------        --------       ---------
               Total real estate
                 loans originated . . . . .         177,325         281,618         275,054         556,221
    Consumer line of credit draws   . . . .          35,636          31,066          62,797          59,458
    Consumer. . . . . . . . . . . . . . . .          20,075          68,238          33,814         116,083
    Business line of credit draws   . . . .           8,775          14,984          16,647          32,015
    Business      . . . . . . . . . . .               4,597           2,324           7,820           5,365
    Lease financings(1)   . . . . . . . . .           7,753                          29,632
                                                   --------        --------        --------        --------
             Total loans and lease
                 financings originated  . .         254,161         398,230         425,764         769,142
                                                   --------        --------        --------        --------
PURCHASES:
  Loans           . . . . . . . . . . . . .          19,002           2,112          22,516           2,802
  Lease financings(1)   . . . . . . . . . .                                          76,912
                                                   --------        --------        --------        --------
       Total purchases  . . . . . . . . . .          19,002           2,112          99,428           2,802
                                                   --------        --------        --------        --------
SALES AND PRINCIPAL REDUCTIONS:
  Loans sold      . . . . . . . . . . . . .           1,807           1,111           2,248           2,103
  Principal reductions  . . . . . . . . . .         171,975         251,399         319,881         509,452
  Other           . . . . . . . . . . . . .                                          28,260
                                                   --------        --------        --------        --------
       Total sales and principal
             reductions . . . . . . . . . .         173,782         252,510         350,389         511,555
                                                   --------        --------        --------        --------
INCREASE BEFORE NET ITEMS . . . . . . . . .        $ 99,381        $147,832        $174,803        $260,389
                                                   ========        ========        ========        ========

(1) Not included herein are $4.2 and $17.3 million in operating leases originated during the three and six month periods ended
    June 30, 1995 and $29 million in operating leases purchased in the acquisition of ICX Corporation.



SECURITIES (Figure 10)

                                                                                   JUNE 30,       DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                               1995             1994
- ----------------------                                                         --------------   --------------
Mortgage-backed securities:
  Variable rate   . . . . . . . . . . . . . . . . . . . . . . . . . .              $1,527,079       $1,498,252
  Fixed rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 487,763          540,346
                                                                                   ----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,014,842        2,038,598
                                                                                   ----------       ----------
Other securities:
  U.S. Government and Federal agency obligations  . . . . . . . . . .                 106,357           71,688
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  28,636           27,726
                                                                                   ----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 134,993           99,414
                                                                                   ----------      -----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $2,149,835       $2,138,012
                                                                                   ==========       ==========

SECURITIES - The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and "AA" and "AAA" rated private issues. Non-mortgage-backed securities are intended to help satisfy the Bank's legal liquidity requirements and to help control interest rate risk. The securities portfolio at June 30, 1995 increased slightly from December 31, 1994. Variable rate mortgage-backed securities at June 30, 1995 increased by $28.8 million from December 31, 1994 due to security purchases and an increase in the market value of securities available for sale. Fixed rate mortgage-backed securites declined by $52.6 million from December 31, 1994 due to the sale of securities from the available for sale portfolio to meet liquidity and asset/liability management objectives. At June 30, 1995, the portfolio of U.S. Government and Federal agency obligations, held to meet legal liquidity requirements, increased by $35.6 million from December 31, 1994.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)

                                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -----------------------------
                                                     1995            1994            1995            1994
                                                    -------        --------       ---------        ---------
(Dollars in thousands)
- ----------------------
Balance, beginning of period  . . . . . . . .       $36,885         $35,591         $36,870         $35,072
Provision for loan and lease losses . . . . .           258             841             516           1,493
Other         . . . . . . . . . . . . . . . .                                           176
Loans and leases charged-off:
  Real estate   . . . . . . . . . . . . . . .          (200)           (373)           (813)           (575)
  Consumer    . . . . . . . . . . . . . . . .           (62)            (17)            (90)            (93)
  Lease financings  . . . . . . . . . . . . .
  Business    . . . . . . . . . . . . . . . .                          (211)                           (211)
                                                    -------         -------         -------         -------
       Total charge-offs  . . . . . . . . . .          (262)           (601)           (903)           (879)
                                                    -------         -------         -------         -------
Recoveries:
  Real estate   . . . . . . . . . . . . . . .           129              23             350             123
  Consumer    . . . . . . . . . . . . . . . .             4               3               5              14
  Lease financings  . . . . . . . . . . . . .
  Business    . . . . . . . . . . . . . . . .            44                              44              34
                                                    -------         -------         -------         -------
       Total recoveries   . . . . . . . . . .           177              26             399             171
                                                    -------         -------         -------         -------
Net loan and lease charge-offs  . . . . . . .           (85)           (575)           (504)           (708)
                                                    -------         -------         -------         -------
Balance, end of period  . . . . . . . . . . .       $37,058         $35,857         $37,058         $35,857
                                                    =======         =======         =======         =======

Net charge-offs to average loans and
  leases (annualized)   . . . . . . . . . . .           .01%            .07%            .03%            .04%

Net charge-offs to provision for loan
  and lease losses  . . . . . . . . . . . . .         32.95%          68.37%          97.67%          47.42%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 12)

                                                              JUNE 30,        DECEMBER 31,         JUNE 30,
                                                                1995              1994               1994
                                                              ---------       -------------       ---------
(Dollars in thousands)
- ----------------------
Real estate . . . . . . . . . . . . . . . . . . .                $30,352          $30,638          $30,063
Consumer  . . . . . . . . . . . . . . . . . . . .                  1,486            1,512            1,366
Lease financings  . . . . . . . . . . . . . . . .                    366
Business  . . . . . . . . . . . . . . . . . . . .                  4,854            4,720            4,428
                                                                --------         --------         --------
       Total  . . . . . . . . . . . . . . . . . .                $37,058          $36,870          $35,857
                                                                 =======          =======          =======

Ratio of ending allowance to ending loans
  and leases (before allowance for
  loan and lease losses):
  Real estate   . . . . . . . . . . . . . . . . .                    .95%             .98%             .98%
  Consumer  . . . . . . . . . . . . . . . . . . .                    .35%             .39%             .37%
  Lease financings  . . . . . . . . . . . . . . .                    .40%
  Business  . . . . . . . . . . . . . . . . . . .                   9.05%            5.61%            6.68%
       Total  . . . . . . . . . . . . . . . . . .                    .99%            1.03%            1.03%

The allowance for loan and lease losses as a percentage of ending loans and leases was .99% at June 30, 1995, down slightly from 1.03% at December 31, 1994, reflecting continued improvement in asset quality.

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

       Figure 13 sets forth information concerning non-performing assets and the allowance for loan and lease losses. At June 30, 1995, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on non-accrual or restructured status.

NON-PERFORMING ASSETS (Figure 13)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1995             1994
                                                                               --------------   --------------
                                                                                   (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS AND LEASES:
  Non-accruing loans and leases:
    Real estate:
           One- to four- family   . . . . . . . . . . . . . . . . . .                 $ 7,930          $ 8,380
           Multi-family and commercial  . . . . . . . . . . . . . . .                   1,643            4,548
           Construction and land  . . . . . . . . . . . . . . . . . .                   1,005            2,596
                                                                                      -------          -------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                  10,578           15,524
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                                        5
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                     221               77
                                                                                      -------          -------
               Total  . . . . . . . . . . . . . . . . . . . . . . . .                  10,799           15,606
  Accruing loans and leases delinquent more than 90 days:
    Real estate:
           One- to four- family   . . . . . . . . . . . . . . . . . .                   1,853            2,781
           Multi-family and commercial  . . . . . . . . . . . . . . .                     850              855
           Construction and land  . . . . . . . . . . . . . . . . . .                                      207
                                                                                      -------          -------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                   2,703            3,843
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                     166              255
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                      20               17
                                                                                      -------          -------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,889            4,115
  Restructured real estate loans  . . . . . . . . . . . . . . . . . .                   7,937            7,976
                                                                                      -------          -------
  Total non-performing loans and leases   . . . . . . . . . . . . . .                  21,625           27,697
REPOSSESSED ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .                   8,140           10,531
                                                                                      -------          -------
  Total non-performing assets   . . . . . . . . . . . . . . . . . . .                 $29,765          $38,228
                                                                                      =======          =======

Non-performing loans and leases as a percent of
  total loans and leases  . . . . . . . . . . . . . . . . . . . . . .                     .58%             .78%
Non-performing assets as a percent of total assets  . . . . . . . . .                     .47%             .62%
Allowance for loan and lease losses to non-performing
  loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . .                  171.37%          133.12%
Reserve ratio (percentage of ending allowance for
  loan and lease losses to ending loan and lease
  balance before allowance for loan and lease losses)   . . . . . . .                     .99%            1.03%


Non-performing assets at June 30, 1995 totaled $29.8 million, down 22.1% from December 31, 1994 due to decreases in non-accruing real estate loans and repossessed assets. The ratios of non-performing loans and leases to total loans and leases and non-performing assets to total assets also declined at June 30, 1995 from December 31, 1994. These decreases reflect an improving Ohio economy as well as increased collection and repossessed asset disposition efforts. During the first quarter of 1995, two long-standing problem commercial real estate mortgage loans were repaid.

At June 30, 1995, there were $22.9 million of loans and leases not reflected in Figure 13, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans and leases in the future. Included in the total are two borrowing relationships with principal balances of $10.2 million and $7.4 million, respectively. These credits are collateralized by hotel properties and other real estate. The current cash flows of the properties are sufficient to meet current debt service requirements, and the borrowers are paying as agreed.


DEPOSITS AND OTHER SOURCES OF FUNDS - Deposits are generally the most important source of the Bank's funds for use in lending and general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank reprices its deposits weekly or more frequently, if required, based primarily on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent penalties on early withdrawal on its certificates of deposit. Consumer and commercial deposits are attracted principally within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 14)

                                                  JUNE 30, 1995                    DECEMBER 31, 1994
                                       -------------------------------    -----------------------------------
                                                              PERCENT                               PERCENT
                                                     AVERAGE     OF                       AVERAGE      OF
                                        BALANCE        RATE    TOTAL        BALANCE         RATE     TOTAL
                                       --------        ----    -----      ---------         ----    ------
                                                              (DOLLARS IN THOUSANDS)
Checking Accounts:
  Interest bearing  . . . . . .        $  252,102    2.13%        5.7%     $  269,023       2.10%       6.2%
  Non-interest bearing  . . . .           151,149                 3.4         148,267                   3.4
Savings . . . . . . . . . . . .           566,093    2.56        12.9         621,530       2.56       14.2
Money market accounts . . . . .           553,378    3.26        12.6         591,631       3.17       13.6
                                       ----------               -----      ----------                 -----
      Total checking, savings
        and money market  . . .         1,522,722    2.49        34.6       1,630,451       2.47       37.4
                                       ----------               -----      ----------                 -----
Certificates:
  Less than $100,000:
   4.00% or less  . . . . . . .            42,573    2.59         1.0         203,176       3.58        4.7
   4.01%-6.00%  . . . . . . . .         1,344,313    5.31        30.5       1,661,008       4.97       38.1
   6.01%-8.00%  . . . . . . . .         1,111,175    6.63        25.2         484,404       6.65       11.1
   8.01%-10.00%   . . . . . . .            92,760    8.64         2.1         110,727       8.64        2.5
   10.01%-12.00%  . . . . . . .            31,211   11.39          .7          35,700      11.23         .8
   12.01%-14.00%  . . . . . . .               357   12.82                         347      12.82
                                       ----------               -----      ----------                 -----
      Total . . . . . . . . . .         2,622,389    6.02        59.5       2,495,362       5.44       57.2
                                       ----------               -----      ----------                 -----
  $100,000 or more:
   4.00% or less  . . . . . . .             6,252    3.48          .1          19,173       3.57         .4
   4.01%-6.00%  . . . . . . . .           104,653    5.31         2.4         144,118       5.10        3.3
   6.01%-8.00%  . . . . . . . .           134,773    6.67         3.0          57,221       6.73        1.3
   8.01%-10.00%   . . . . . . .            12,212    8.79          .3          11,925       8.86         .3
   10.01%-12.00%  . . . . . . .             3,478   10.62          .1           5,158      10.60         .1
                                       ----------                ----      ----------                 -----
      Total . . . . . . . . . .           261,368    6.12         5.9         237,595       5.67        5.4
                                       ----------               -----      ----------                 -----
      Total certificates  . . .         2,883,757    6.03        65.4       2,732,957       5.46       62.6
                                       ----------               -----      ----------                 -----
Total deposits  . . . . . . . .         4,406,479    4.80       100.0%      4,363,408       4.34      100.0%
                                                                =====                                 =====

Plus premium on deposits
  purchased   . . . . . . . . .             4,139                               4,837
                                       ----------                          ----------
      Total . . . . . . . . . .        $4,410,618                          $4,368,245
                                       ==========                          ==========

The average balance of deposits increased by $209.1 million, or 5.0%, for the first half of 1995 over the 1994 first half. The outstanding balance at June 30, 1995 increased by $42.4 million over the balance at December 31, 1994. A sharp rise in interest rates throughout 1994 contributed to a slowing of withdrawals as consumers returned to insured deposits and shifted from highly liquid savings and money market accounts into longer term and higher rate certificates of deposit.

In addition to deposits, the Bank derives funds from advances from the Federal Home Loan Bank ("FHLB") of Cincinnati. At June 30, 1995, the Company had borrowings of $1.4 billion, including $1.3 billion in advances from the FHLB of Cincinnati. The average balance of borrowings for the first half of 1995 increased by $494.9 million over the first half of 1994, primarily due to advances from the FHLB of Cincinnati used to purchase mortgage-backed securities.

        LIQUIDITY - The Bank's principal sources of funds are deposits, advances from the Federal Home Loan Bank of Cincinnati, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB. Management also considers the Bank's interest-sensitivity "gap" when deciding on alternative sources of funds. At June 30, 1995, the Bank's one-year gap was a negative 4.9%.

        The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank has generally maintained liquidity substantially in excess of its required levels. The Bank's average regulatory liquidity ratio for the quarter ended June 30, 1995 was 6.27%.

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

        The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At June 30, 1995, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $178.4 million, unfunded lines of consumer credit totaling $276.8 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totalling $19.4 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1995 totalled $1.8 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At June 30, 1995, the Bank had $681.0 million of advances from the FHLB of Cincinnati which mature during the next 12 months. Management will review the need for advances when they mature and believes the Bank has significant additional borrowing capacity with the FHLB.

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

Quantitative measures established by the regulators to ensure capital adequacy require the Bank to maintain minimum amounts and ratios ( set forth in the Figure 15 below) of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease. To be considered adequately capitalized under the regulatory framework for Prompt Corrective Action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in Figure 15 below. The Bank's actual capital and ratios are also presented in Figure 15.

REGULATORY CAPITAL (Figure 15)

                                                                     AS OF JUNE 30, 1995
                                                  ---------------------------------------------------------
                                                       ACTUAL CAPITAL                  REQUIRED CAPITAL
                                                  -------------------------         -----------------------
(DOLLARS IN THOUSANDS)                              AMOUNT         RATIO              AMOUNT       RATIO
- ----------------------                            ----------    -----------        -----------   ----------
Capital Adequacy:
  Tangible capital  . . . . . . . . . . .           $412,119          6.65%           $ 92,943       1.50%
  Core capital  . . . . . . . . . . . . .            412,119          6.65             185,886       3.00
  Risk-based capital  . . . . . . . . . .            439,024         13.70             256,365       8.00
Prompt Corrective Action:
  Tier 1 leverage capital   . . . . . . .            412,119          6.65             247,848       4.00
  Tier 1 risk-based capital   . . . . . .            412,119         12.86             128,182       4.00
  Total risk-based capital  . . . . . . .            439,024         13.70             256,365       8.00

Management believes, as of June 30, 1995, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 16)

                                                  1995                             1994
                                            ----------------     ---------------------------------------------
                                            FIRST     SECOND     FIRST    SECOND    THIRD     FOURTH     YEAR
                                            ------    ------    ------    ------    ------    ------    ------

High  . . . . . . . . . . . . .             $20.25    $27.00    $20.25    $23.37    $24.00    $21.00    $24.00
Low . . . . . . . . . . . . . .              17.75     20.00     17.75     18.00     19.12     17.75     17.75
Dividends declared and paid . .                .17       .19       .12       .15       .15       .17       .59

The Company's common stock trades on the Nasdaq National Market under the symbol COFI. As of August 9, 1995, there were 4,331 shareholders of record.

During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of June 30, 1995, 328,000 shares had been repurchased under this authorization.

ACCOUNTING AND REPORTING DEVELOPMENTS

     During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for 1996 with impairment losses resulting from its application being reported in the period in which the recognition criteria are first applied and met.

     During May, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights an amendment of SFAS No. 65." This statement requires that the right to service loans, acquired either through the purchase or origination of the loan and retained after the loans have been sold or securitized, shall be recognized as an asset by allocating the total cost of the loans to mortgage servicing rights and loans based on the relative fair values. The provisions of this statement shall be applied prospectively beginning in 1996, to transactions in which mortgage loans are sold or securitized with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of this statement.

     Management intends to adopt these statements when they become effective. The impact of adopting these statements on the financial condition and results of operations of the Company has not been determined.

                         PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

Dividend

       On July 19, 1995, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 19 cents per common share. The dividend will be payable on August 22, 1995 to shareholders of record as of August 7, 1995.

Recent Developments

       The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of
 .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members are expected to take effect no later than the third quarter of 1995.
It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the Office of Thrift Supervision and the Congress reportedly provides for a one-time assessment of .85% to .90% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

                 Exhibit 11       -        Computation of per share earnings

                 Exhibit 27       -        Financial Data Schedule

         (B)     REPORTS ON FORM 8-K

                 A report on Form 8-K dated May 30, 1995 to report, under Item 5-Other Events, the Company's Agreement and Plan of Merger with FirstFed Michigan Corporation was filed with the SEC on May 31, 1995 and amended on June 5, 1995.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHARTER ONE FINANCIAL, INC.



Date:    August 11, 1995              By:  /s/  Robert J. Vana
                                           ------------------------------
                                           Robert J. Vana
                                           Chief Corporate Counsel and Secretary



Date:    August 11, 1995              By:  /s/  Leonard A. Krysinski
                                           --------------------------------
                                           Leonard A. Krysinski
                                           Senior Vice President and Treasurer