Form 10-Q
period 1995-09-30
CHARTER ONE FINANCIAL INC
filed 1995-10-27
CIK 819692

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

The number of shares outstanding of the registrant's sole class of common stock as of October 24, 1995 was 22,395,063.

                                            TABLE OF CONTENTS



                                     PART I.  FINANCIAL INFORMATION



                                                                                                       PAGE
                                                                                                       ----
ITEM 1.          Financial Statements
                 --------------------

                 Consolidated Statements of Financial Condition --
                     September 30, 1995 and December 31, 1994   . . . . . . . . . . . . . .                  1

                 Consolidated Statements of Income --
                     Three and nine month periods ended September 30, 1995 and 1994   . . .                  2

                 Consolidated Statements of Changes in Shareholders' Equity --
                     Nine months ended September 30, 1995   . . . . . . . . . . . . . . . .                  3

                 Consolidated Statements of Cash Flows --
                     Nine months ended September 30, 1995 and 1994  . . . . . . . . . . . .                  4

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .                  5

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .                  7
                 -------------------------


                                      PART II.  OTHER INFORMATION


ITEM 5.          Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 24
                 -----------------

ITEM 6.          Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .                 24
                 --------------------------------



                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25

                                                  PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                           CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           (Dollars in thousands, except per share data)
                                                            (UNAUDITED)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                     1995              1994
                                                                                  -----------      -----------
ASSETS:
Cash and deposits with banks  . . . . . . . . . . . . . . . . . . . .              $   78,255      $   126,829
Federal funds sold and other  . . . . . . . . . . . . . . . . . . . .                  64,030          110,143
                                                                                  -----------      -----------
             Total cash and cash equivalents  . . . . . . . . . . . .                 142,285          236,972
Mortgage-backed and other securities:
    Mortgage-backed securities available for sale
         (amortized cost of $239,223 and $406,831 at September 30, 1995
         and December 31, 1994, respectively) . . . . . . . . . . . .                 229,620          373,477
    Mortgage-backed securities held to maturity (fair
         value of $1,739,565 and $1,633,988 at September 30, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .               1,671,813        1,665,121
    Other securities available for sale (amortized
         cost of $151,792 and $99,368 at September 30, 1995 and
         December 31, 1994, respectively) . . . . . . . . . . . . . .                 154,648           99,414
Loans and leases, net (including allowance for loan and lease losses of $37,354 and $36,870 at September 30, 1995 and
    December 31, 1994, respectively)  . . . . . . . . . . . . . . . .               3,912,885        3,542,539
Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . .                  73,032           68,009
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .                  60,831           57,472
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . .                  30,834           26,852
Real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . .                   7,785           10,617
Equipment on operating leases . . . . . . . . . . . . . . . . . . . .                  35,301
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  75,424           49,699
                                                                                   ----------      -----------
             TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . .              $6,394,458       $6,130,172
                                                                                   ==========       ==========
LIABILITIES:
Deposits:
    Checking accounts   . . . . . . . . . . . . . . . . . . . . . . .              $  416,523       $  417,290
    Savings and money market accounts   . . . . . . . . . . . . . . .               1,099,783        1,213,161
    Certificates of deposit   . . . . . . . . . . . . . . . . . . . .               2,925,423        2,737,794
                                                                                   ----------       ----------
         Total deposits . . . . . . . . . . . . . . . . . . . . . . .               4,441,729        4,368,245
Advance payments by borrowers for taxes and insurance . . . . . . . .                  15,767           26,683
Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . .                  14,412            9,811
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .                  43,432           37,591
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,456,149        1,318,737
                                                                                   ----------       ----------
             TOTAL LIABILITIES  . . . . . . . . . . . . . . . . . . .               5,971,489        5,761,067
                                                                                   ----------       ----------
SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value per share;
    10,000,000 shares authorized; none issued
Common stock, $0.01 par value per share;
    90,000,000 shares authorized;
    22,612,813 issued at September 30, 1995
    and December 31, 1994   . . . . . . . . . . . . . . . . . . . . .                     226              226
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .                 127,081          127,081
Retained earnings - substantially restricted  . . . . . . . . . . . .                 337,804          297,031
Less 218,762 and 43,187 shares of common stock held
    in treasury at September 30, 1995 and December 31,
    1994, respectively, at cost   . . . . . . . . . . . . . . . . . .                  (5,225)            (841)
Net unrealized loss on securities, net of tax benefit
    of $19,120 and $28,525, at September 30, 1995 and
    December 31, 1994, respectively   . . . . . . . . . . . . . . . .                 (36,917)         (54,392)
                                                                                    ----------      ----------
             TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . .                 422,969          369,105
                                                                                   ----------       ----------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . . . .              $6,394,458       $6,130,172
                                                                                   ==========       ==========

See Notes to Consolidated Financial Statements

                                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Dollars in thousands, except per share data)
                                                   (UNAUDITED)

                                                          THREE MONTHS ENDED SEPT. 30, NINE MONTHS ENDED SEPT. 30,
                                                          ---------------------------- ---------------------------
                                                                 1995         1994         1995         1994
                                                                 ----         ----         ----         ----
INTEREST INCOME:
    Loans and leases  . . . . . . . . . . . . . . . . . .      $ 78,429     $ 67,472    $224,776      $194,574
    Mortgage-backed securities  . . . . . . . . . . . . .        36,518       30,429     114,980        82,592
    Other securities  . . . . . . . . . . . . . . . . . .         3,839        2,789      10,557         7,386
    Short-term investments and other  . . . . . . . . . .         1,064        1,017       4,260         2,778
                                                               --------     --------    --------      --------
             TOTAL INTEREST INCOME  . . . . . . . . . . .       119,850      101,707     354,573       287,330
                                                               --------     --------    --------      --------
INTEREST EXPENSE:
    Deposits. . . . . . . . . . . . . . . . . . . . . . .        53,006       42,905     152,693       121,617
    Borrowings. . . . . . . . . . . . . . . . . . . . . .        21,843       13,581      65,298        33,306
                                                               --------     --------    --------      --------
             TOTAL INTEREST EXPENSE . . . . . . . . . . .        74,849       56,486     217,991       154,923
                                                               --------     --------    --------      --------
Net interest income . . . . . . . . . . . . . . . . . . .        45,001       45,221     136,582       132,407
Provision for loan and lease losses . . . . . . . . . . .           258          735         774         2,228
                                                               --------     --------    --------      --------
Net interest income after provision for loan and
    lease losses  . . . . . . . . . . . . . . . . . . . .        44,743       44,486     135,808       130,179
                                                               --------     --------    --------      --------
OTHER INCOME:
    Loan servicing fees   . . . . . . . . . . . . . . . .         1,114        1,135       3,586         4,065
    Service fees and other charges  . . . . . . . . . . .         5,571        4,654      15,095        13,345
    Leasing operations  . . . . . . . . . . . . . . . . .         2,080                    5,437
    Net gain (loss) from sales of:
         Securities . . . . . . . . . . . . . . . . . . .           (48)       1,247           1         2,278
         Other  . . . . . . . . . . . . . . . . . . . . .           284          243         740           708
    Other   . . . . . . . . . . . . . . . . . . . . . . .            91           94         251           280
                                                               --------     --------    --------      --------
            TOTAL OTHER INCOME  . . . . . . . . . . . .           9,092        7,373      25,110        20,676
                                                               --------     --------    --------      --------
OTHER EXPENSES:
    Salaries and employee benefits  . . . . . . . . . .          11,964       11,721      36,475        32,457
    Net occupancy and equipment   . . . . . . . . . . .           3,739        3,292      10,939         9,890
    Federal deposit insurance premiums  . . . . . . . .           2,507        2,404       7,461         7,189
    State franchise tax   . . . . . . . . . . . . . . .           1,346        1,438       4,265         4,315
    Marketing   . . . . . . . . . . . . . . . . . . . .           1,030        1,016       2,795         2,803
    Other administrative expenses   . . . . . . . . . .           5,980        6,119      17,447        18,738
                                                               --------     --------    --------      --------
            TOTAL OTHER EXPENSES  . . . . . . . . . . .          26,566       25,990      79,382        75,392
                                                               --------     --------    --------      --------

Income before federal income taxes  . . . . . . . . . .          27,269       25,869      81,536        75,463
Federal income taxes  . . . . . . . . . . . . . . . . .           8,941        8,541      27,192        25,031
                                                               --------     --------    --------      --------
            NET INCOME  . . . . . . . . . . . . . . . .        $ 18,328     $ 17,328    $ 54,344      $ 50,432
                                                               ========     ========    ========      ========

EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE  . . . . . . . . . . . . . . . . .        $    .80     $    .75    $   2.36      $   2.18
                                                               ========     ========    ========      ========

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING   . . . . . . . . . .      23,000,076   23,227,983  23,015,958    23,166,136
                                                             ==========   ==========  ==========    ==========

DIVIDENDS DECLARED PER SHARE  . . . . . . . . . . . . .        $    .19     $    .15    $    .55      $    .42
                                                               ========     ========    ========      ========

See Notes to Consolidated Financial Statements

                                           CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               NINE MONTHS ENDED SEPTEMBER 30, 1995
                                           (Dollars in thousands, except per share data)
                                                            (UNAUDITED)



                                                                      ADDITIONAL                       NET UNREALIZED   TOTAL
                                                            COMMON     PAID-IN    RETAINED   TREASURY   GAIN (LOSS) SHAREHOLDERS'
                                                             STOCK     CAPITAL    EARNINGS     STOCK   ON SECURITIES   EQUITY
                                                             -----     -------    --------     -----   -------------   ------
Balance, January 1, 1995  . . . . . . . . . . . . . . . .       $226   $127,081    $297,031    $  (841)   $(54,392)    $369,105
Purchase of 320,000 shares of treasury stock  . . . . . .                                       (7,203)                  (7,203)
Treasury stock reissued in connection with:
    Stock options exercised, 102,650 shares   . . . . . .                            (1,186)     2,004                      818
    Acquisition, 41,775 shares  . . . . . . . . . . . . .                                (7)       815                      808
Dividends paid ($.55 per share) . . . . . . . . . . . . .                           (12,378)                            (12,378)
Change in net unrealized loss on securities,
    net of tax benefit  . . . . . . . . . . . . . . . . .                                                   17,475       17,475
Net income  . . . . . . . . . . . . . . . . . . . . . . .                            54,344                              54,344
                                                                ----   --------    --------    -------    --------     --------
Balance, September 30, 1995 . . . . . . . . . . . . . . .       $226   $127,081    $337,804    $(5,225)   $(36,917)    $422,969
                                                                ====   ========    ========    =======    ========     ========




See Notes to Consolidated Financial Statements

                                CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (UNAUDITED)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1995            1994
                                                                                     ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  54,344     $   50,432
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for loan and lease losses   . . . . . . . . . . . . . . . . . .              774           2,228
    Net gains from sales of real estate, securities,
         loans and other    . . . . . . . . . . . . . . . . . . . . . . . . .             (741)         (2,986)
    Accretion of discounts, amortization of premiums and
         depreciation, net  . . . . . . . . . . . . . . . . . . . . . . . . .           11,653          (2,082)
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,687)         10,195
                                                                                     ---------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .           60,343          57,787
                                                                                     ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans  . . . . . . . . . . . . . . . . . . . . . .         (248,722)       (281,604)
Proceeds from principal repayments and maturities of:
    Mortgage-backed and other securities held to maturity   . . . . . . . . .           58,367         188,273
    Mortgage-backed securities available for sale   . . . . . . . . . . . . .           23,467         115,414
    Investment securities available for sale  . . . . . . . . . . . . . . . .              880          59,351
Proceeds from sales of:
    Mortgage-backed securities available for sale   . . . . . . . . . . . . .          146,514          51,666
    Mortgage-backed securities held to maturity   . . . . . . . . . . . . . .                           17,917
    Investment securities available for sale  . . . . . . . . . . . . . . . .               26           1,354
Purchases of:
    Mortgage-backed securities held to maturity   . . . . . . . . . . . . . .          (63,670)        (27,861)
    Mortgage-backed securities available for sale   . . . . . . . . . . . . .           (2,440)       (756,976)
    Investment securities available for sale  . . . . . . . . . . . . . . . .          (53,510)        (66,232)
    Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (73,173)         (4,324)
    FHLB stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,498)        (23,738)
Net cash (paid) received in connection with acquisitions  . . . . . . . . . .           (9,857)        104,382
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (20,580)          4,972
                                                                                     ---------      ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .         (244,196)       (617,406)
                                                                                     ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .          170,814         598,901
Repayments of borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .         (170,041)        (82,682)
Net increase in securities sold under agreements to repurchase  . . . . . . .           43,538
Increase (decrease) in, net of acquisition:
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           74,534          17,013
    Advance payments by borrowers for taxes and insurance   . . . . . . . . .          (10,916)        (11,270)
Payment of dividends on common stock  . . . . . . . . . . . . . . . . . . . .          (12,378)         (9,482)
Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .                              449
Purchase of treasury stock, net . . . . . . . . . . . . . . . . . . . . . . .           (6,385)
                                                                                     ---------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .           89,166         512,929
                                                                                     ---------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          (94,687)        (46,690)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD  . . . . . . . . . . . .          236,972         205,191
                                                                                     ---------      ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD  . . . . . . . . . . . . . . .        $ 142,285      $  158,501
                                                                                     =========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
    Cash paid during the period for interest on deposits
      and borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 218,000      $  156,219
                                                                                     =========      ==========
    Cash paid during the period for income taxes  . . . . . . . . . . . . . .        $  27,200      $   22,360
                                                                                     =========      ==========
    Securities transferred from held to maturity to available for sale
      due to credit deterioration   . . . . . . . . . . . . . . . . . . . . .                       $   17,413
                                                                                                    ==========

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

         At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $752,000 (net of an allowance of $1.0 million under SFAS No. 114). Income recorded for the nine months ended September 30, 1995 on loans evaluated for impairment in accordance with SFAS Nos. 114 and 118 was insignificant.

         The Company's policy for recognition of interest on impaired loans including how cash receipts are recorded is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as non-accrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on non-accrual status, unpaid interest is reversed. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

        A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant ($500,000 or less) and represent a homogeneous population, the Bank evaluates impairment based on the level and extent of delinquencies in the portfolio and the Bank's prior charge-off experience with those delinquencies. Such loans include all mortgage loans secured by 1 - 4 family residential property, all consumer loans, and certain multi-family real estate loans, non-residential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (1) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value or
         (2) when collection efforts have ceased.

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

4. On May 30, 1995, the Company signed a definitive agreement to merge the holding company and its banking operations with FirstFed Michigan Corporation ("FirstFed"). The agreement provides that the common shareholders of FirstFed will receive 1.2 shares of Charter One common stock for each FirstFed common share in a tax-free exchange. The merger, which will be accounted for as a pooling of interests, was approved by the Office of Thrift Supervision on August 29, 1995. Each company is seeking shareholder approval at special shareholder meetings to be held on October 27, 1995. If approved by the shareholders, the merger is expected to be completed on October 31, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOLDING COMPANY BUSINESS

GENERAL - Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized for the purpose of becoming a unitary savings and loan holding company and owning all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"). The Bank is a federally chartered stock savings bank that is headquartered in Cleveland, Ohio. The Bank has 94 offices in a 13- county area of Ohio that includes the Greater Cleveland, Toledo, Akron, Canton, Youngstown and Portsmouth markets.

PENDING BUSINESS COMBINATION - On May 30, 1995, the Company signed a definitive agreement to merge the holding company and its banking operations with FirstFed Michigan Corporation ("FirstFed"). The agreement provides that the common shareholders of FirstFed will receive 1.2 shares of Charter One common stock for each FirstFed common share in a tax-free exchange. The merger, which will be accounted for as a pooling of interests, was approved by the Office of Thrift Supervision on August 29, 1995. Each company is seeking shareholder approval at special shareholder meetings to be held on October 27, 1995. If approved by the shareholders, the merger is expected to be completed on October 31, 1995.

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

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW - Figure 1 presents the components of earnings per common and common equivalent share for the first nine months of 1995 and 1994. Net income for the first nine months of 1995 was $54.3 million, or $2.36 per share, up from $50.4 million, or $2.18 per share, for the comparable period in 1994. The annualized return on average equity for the nine months ended September 30, 1995 was 18.16%, up from 17.71% for the same period in 1994. The return on average assets was 1.16%, down from 1.19% in the 1994 period.

Net income for the third quarter of 1995 was $18.3 million, or $0.80 per share, up from $17.3 million, or $0.75 per share for the 1994 third period. The annualized return on average equity was 17.47%, down from 18.76% for the 1994 third quarter. The annualized return on average assets was 1.16%, down from 1.19% for the third quarter of 1994. The 1994 ratios were positively impacted by larger net gains on asset sales as compared to the 1995 period.

The increase in earnings per share for the first nine months of 1995 over the 1994 period was primarily the result of increases in other income and net interest income. Other income increased as a result of the Bank acquiring a leasing subsidiary in January of 1995 (see Note 3 to consolidated financial statements). Net interest income benefited from a higher level of interest-earning assets, primarily loans and leases and mortgage-backed securities. The increase in earnings per share for the third quarter of 1995 over the same period in 1994 was primarily due to an increase in other income.

A decrease in the provision for loan and lease losses in the first nine months of 1995 versus the same period in 1994 reflects improved asset quality (see Figure 13) and this also contributed to the increase in earnings per share.

COMPONENTS OF EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE (Figure 1)

                                                                                NINE MONTHS ENDED SEPT. 30,
                                                                                ---------------------------
                                                                                 1995             1994
                                                                                 ----             ----
Interest income . . . . . . . . . . . . . . . . . . . . . . . .                $15.40            $12.40
Interest expense  . . . . . . . . . . . . . . . . . . . . . . .                  9.47              6.68
                                                                               ------            ------
Net interest income . . . . . . . . . . . . . . . . . . . . . .                  5.93              5.72
Provision for loan and lease losses . . . . . . . . . . . . . .                   .03               .10
                                                                               ------            ------
Net interest income after provision for loan
    and lease losses    . . . . . . . . . . . . . . . . . . . .                  5.90              5.62
Other income  . . . . . . . . . . . . . . . . . . . . . . . . .                  1.09               .89
Other expense . . . . . . . . . . . . . . . . . . . . . . . . .                  3.45              3.25
                                                                               ------            ------
Income before federal income taxes  . . . . . . . . . . . . . .                  3.54              3.26
Federal income taxes  . . . . . . . . . . . . . . . . . . . . .                  1.18              1.08
                                                                               ------            ------
Earnings per common and common equivalent share . . . . . . . .                $ 2.36            $ 2.18
                                                                               ======            ======


SELECTED OPERATING RATIOS (Figure 2)

                                              THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------   -------------------------------
                                                       1995        1994               1995          1994
                                                       ----        ----               ----          ----
Return on average assets (annualized)                  1.16%       1.19%              1.16%         1.19%
Return on average equity (annualized)                 17.47%      18.76%             18.16%        17.71%
Net interest income to other expenses                169.39%     173.99%            172.06%       175.62%
Other expenses to average assets (annualized)          1.68%       1.78%              1.69%         1.78%
Efficiency ratio(1)                                   49.33%      50.86%             49.32%        50.23%

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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                                 1995                                 1994
                                    ------------------------------     ---------------------------------
                                      AVERAGE              YIELD/        AVERAGE                YIELD/
                                      BALANCE   INTEREST    COST         BALANCE    INTEREST     COST
                                      -------   --------    ----         -------    --------     ----
(Dollars in thousands)
----------------------
INTEREST-EARNING ASSETS:
Loan and lease portfolio,
  net(1)  . . . . . . . . . .       $3,799,592   $ 78,429  8.26%       $3,478,287    $ 67,472  7.76%
Mortgage-backed securities  .        1,945,390     36,518  7.51         1,857,915      30,429  6.55
Other securities  . . . . . .          224,031      3,839  6.85           198,564       2,789  5.62
Short-term investments and
  other interest-earning
  assets(2)   . . . . . . . .           73,707      1,064  5.77            88,816       1,017  4.58
                                    ----------  ---------              ----------    --------
      Total . . . . . . . . .        6,042,720    119,850  7.93         5,623,582     101,707  7.23
                                                ---------                            --------
Non-interest-earning assets .          266,958                            207,216
                                    ----------                         ----------
      Total assets  . . . . .       $6,309,678                         $5,830,798
                                    ==========                         ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Checking   . . . . . . . .       $  400,379      1,325  1.32        $  390,074       1,431  1.47
   Savings and money market          1,107,806      8,092  2.92         1,275,168       8,786  2.76
   Certificates of deposit  .        2,889,965     43,589  6.03         2,619,043      32,688  4.99
                                    ----------   --------              ----------    --------
      Total deposits  . . . .        4,398,150     53,006  4.82         4,284,285      42,905  4.01
Borrowings  . . . . . . . . .        1,425,430     21,843  6.13         1,121,687      13,581  4.84
                                    ----------   --------              ----------    --------

      Total . . . . . . . . .        5,823,580     74,849  5.14         5,405,972      56,486  4.18
                                                 --------                            --------

Non-interest-bearing
  liabilities   . . . . . . .           66,439                             55,448
                                   -----------                         ----------
      Total liabilities . . .        5,890,019                          5,461,420

Shareholders' equity  . . . .          419,659                            369,378
                                   -----------                         ----------
      Total liabilities and
      shareholders' equity  .       $6,309,678                         $5,830,798
                                    ==========                         ==========
Net interest income . . . . .                    $ 45,001                            $ 45,221
                                                 ========                            ========
Interest rate spread  . . . .                              2.79                               3.05
Net yield on average
  interest-earning assets(3)                               2.98                               3.22
Average interest-earning
  assets to average interest-
  bearing liabilities   . . .                            103.76%                            104.03%

(1)      Average balances include non-accrual loans and interest income includes loan fee amortization.
(2)      Includes federal funds sold, interest-bearing deposits with banks and other.
(3)      Annualized net interest income divided by the average balance of interest-earning assets.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                    --------------------------------------------------------------------
                                                 1995                                 1994
                                    ------------------------------     ---------------------------------
                                      AVERAGE              YIELD/        AVERAGE                YIELD/
                                      BALANCE   INTEREST    COST         BALANCE    INTEREST     COST
                                      -------   --------    ----         -------    --------     ----
(Dollars in thousands)
----------------------
INTEREST-EARNING ASSETS:
Loan and lease portfolio,
  net(1)    . . . . . . . . .       $3,687,470   $224,776   8.13%      $3,378,980    $194,574  7.68%
Mortgage-backed securities  .        2,010,345    114,980   7.63        1,763,203      82,592  6.25
Other securities  . . . . . .          206,813     10,557   6.81          186,458       7,386  5.28
Short-term investments and
  other interest-earning
  assets(2)   . . . . . . . .           96,353      4,260   5.89           96,071       2,778  3.86
                                    ----------   --------              ----------    --------
      Total . . . . . . . . .        6,000,981    354,573   7.88        5,424,712     287,330  7.06
                                                 --------                            --------
Non-interest-earning assets .          268,109                            208,003
                                    ----------                         ----------

      Total assets  . . . . .       $6,269,090                         $5,632,715
                                    ==========                         ==========

INTEREST-BEARING LIABILITIES:
Deposits:
   Checking   . . . . . . . .       $  396,141      3,984   1.34       $  392,341       4,236  1.44
   Savings and money market          1,137,988     24,759   2.90        1,288,280      25,933  2.68
   Certificates of deposit  .        2,846,468    123,950   5.81        2,523,116      91,448  4.83
                                    ----------   --------              ----------    --------
      Total deposits  . . . .        4,380,597    152,693   4.65        4,203,737     121,617  3.86
Borrowings  . . . . . . . . .        1,422,447     65,298   6.12          992,774      33,306  4.47
                                    ----------   --------              ----------    --------
      Total . . . . . . . . .        5,803,044    217,991   5.01        5,196,511     154,923  3.98
                                                 --------                            --------
Non-interest-bearing
  liabilities   . . . . . . .           67,074                             56,599
                                    ----------                         ----------
      Total liabilities . . .        5,870,118                          5,253,110

Shareholders' equity  . . . .          398,972                            379,605
                                    ----------                         ----------
      Total liabilities and
      shareholders' equity  .       $6,269,090                         $5,632,715
                                    ==========                         ==========
Net interest income . . . . .                    $136,582                            $132,407
                                                 ========                            ========
Interest rate spread  . . . .                              2.87                               3.08

Net yield on average
  interest-earning assets(3)                               3.03                               3.25
Average interest-earning
  assets to average interest-
  bearing liabilities   . . .                            103.41%                            104.39%


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

RATE/VOLUME ANALYSIS (Figure 4)

                                                  THREE MONTHS ENDED SEPT.30,    NINE MONTHS ENDED SEPT. 30,
                                                  ----------------------------   -----------------------------
                                                          1995 V. 1994                   1995 V. 1994
                                                  ----------------------------   -----------------------------
                                                   INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                                  ----------------------------   -----------------------------
                                                    RATE     VOLUME    TOTAL       RATE     VOLUME     TOTAL
                                                  --------- --------- --------   -------- ---------- ---------
(Dollars in thousands)
----------------------
INTEREST INCOME ON INTEREST-EARNING
  ASSETS:
Loans and leases  . . . . . . . . . . . . .        $ 4,489   $ 6,468   $10,957   $11,804    $18,398   $30,202
Mortgage-backed securities  . . . . . . . .          4,605     1,484     6,089    19,818     12,570    32,388
Other securities  . . . . . . . . . . . . .            664       386     1,050     2,301        870     3,171
Short-term investments and other
  interest-earning assets   . . . . . . . .            238      (191)       47     1,474          8     1,482
                                                   -------   -------   -------   -------    -------   -------
       Total  . . . . . . . . . . . . . . .          9,996     8,147    18,143    35,397     31,846    67,243
                                                   -------   -------   -------   -------    -------   -------

INTEREST EXPENSE ON INTEREST-BEARING
  LIABILITIES:
Deposits:
  Checking  . . . . . . . . . . . . . . . .            (95)       35       (60)     (246)        40      (206)
  Savings and money market  . . . . . . . .            403    (1,143)     (740)    1,768     (2,988)   (1,220)
  Certificates of deposit   . . . . . . . .          7,286     3,615    10,901    19,865     12,637    32,502
                                                   -------   -------   -------   -------    -------   -------
       Total deposits   . . . . . . . . . .          7,594     2,507    10,101    21,387      9,689    31,076
Borrowings  . . . . . . . . . . . . . . . .          4,092     4,170     8,262    14,709     17,283    31,992
                                                   -------   -------   -------   -------    -------   -------
       Total  . . . . . . . . . . . . . . .         11,686     6,677    18,363    36,096     26,972    63,068
                                                   -------   -------   -------   -------    -------   -------
Change in net interest income . . . . . . .        $(1,690)  $ 1,470   $  (220)  $  (699)   $ 4,874   $ 4,175
                                                   =======   =======   =======   =======    =======   =======

NET INTEREST INCOME - Net interest income for the first nine months of 1995 increased $4.2 million, or 3.2% over the same period in 1994. The growth reflected the effect of a higher level of interest-earning assets which was partially offset by the effect of a decline in the interest rate spread and net yield on interest-earning assets.

Net interest income for the third quarter of 1995 was essentially unchanged from the third quarter of 1994. The decline in the interest rate spread and net yield on interest-earning assets offset the effect of the higher level of interest-earning assets.

The growth in balances of interest-earning assets for the 1995 first nine months and the third quarter reflect efforts to increase the size of the loan and lease portfolio. At the begining of 1995, the Company acquired a leasing subsidiary, adding $76.9 million in lease financings. Loan repayments for the first nine months of 1995 declined significantly from the first nine months of 1994 due to a reduction in the level of refinancings brought on by higher interest rates in 1995. In the third quarter of 1995, loan originations increased significantly compared to the third quarter of 1994.

The growth in the balances of interest-earning assets also reflects an investment strategy implemented by management throughout the second half of 1993 and the first three quarters of 1994. The strategy, designed to increase interest income, called for the Bank to borrow variable- rate funds from the Federal Home Loan Bank and invest them in variable-rate mortgage-backed securities, yielding a positive spread. The targeted net interest rate spread and net yield on the interest-earning assets acquired under this strategy was lower than the Bank's overall net interest rate spread and net yield, however, net interest income and per share earnings were increased. During the first nine months of 1995, the securities earned at management's targeted spread over the cost of funding and, as planned, provided additional interest income to the Company.

While net interest income increased for the first nine months of 1995 as compared to the first nine months of 1994, the interest rate spread declined 21 basis points to 2.87% from 3.08%. For the third quarter of 1995, the interest rate spread decreased 26 basis points to 2.79% from 3.05% for the third quarter of 1994. These spreads were adversely affected by short-term rates and long-term rates moving closer together as evidenced by a relatively flat U.S. Treasury Interest Rate curve; therefore, the cost of the Bank's interest-bearing liabilities increased by more than the yield on its interest-earning assets. The increased cost of interest-bearing liabilities reflects the repricing of liabilities to current rates and a shift by depositors from lower cost deposit accounts (checking, savings and money market) to higher cost certificates of deposit.

OTHER INCOME (Figure 5)

                                                 THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 ----------------------------    ---------------------------
(DOLLARS IN THOUSANDS)                               1995            1994            1995            1994
----------------------                              -------        --------       ---------        ---------
Loan servicing fees . . . . . . . . . . . . .        $1,114          $1,135         $ 3,586         $ 4,065
Service fees and other charges:
  Retail deposit account service
    charges and fees  . . . . . . . . . . . .         4,449           3,780          12,271          10,070
  Fees on insurance annuity sales   . . . . .           593             588           1,694           2,441
  Other branch service fees   . . . . . . . .           292             182             711             573
  Miscellaneous   . . . . . . . . . . . . . .           237             104             419             261
                                                     ------          ------         -------         -------
    Total   . . . . . . . . . . . . . . . . .         5,571           4,654          15,095          13,345
                                                     ------          ------         -------         -------
Leasing operations  . . . . . . . . . . . . .         2,080                           5,437
Net gain (loss) from sales of:
  Real estate   . . . . . . . . . . . . . . .           170              93             451             481
  Securities    . . . . . . . . . . . . . . .           (48)          1,247               1           2,279
  Loans   . . . . . . . . . . . . . . . . . .            49              44             103             115
  Other   . . . . . . . . . . . . . . . . . .            65             106             186             111
                                                     ------          ------         -------         -------
    Total   . . . . . . . . . . . . . . . . .           236           1,490             741           2,986
Other . . . . . . . . . . . . . . . . . . . .            91              94             251             280
                                                     ------          ------         -------         -------
    Total   . . . . . . . . . . . . . . . . .        $9,092          $7,373         $25,110         $20,676
                                                     ======          ======         =======         =======

OTHER INCOME - Other income for the nine months ended September 30, 1995 increased by $4.4 million, or 21.4%, over the first nine months of 1994. As shown in Figure 5, other income from leasing operations, which were acquired by the Company at the beginning of 1995, totaled $5.4 million. Service fees and other charges increased $1.8 million over the first nine months of 1994. Gains on sales declined $2.2 million and loan servicing fees declined by $479,000 as compared to the nine months ended September 30, 1994.

Other income for the third quarter of 1995 increased $1.7 million, or 23.3%, over the third quarter of 1994. The increase was due to the addition of leasing operations, as well as a net increase in service fees and other charges offset by declines in loan servicing fees and net gains on sales.

Charter One acquired a leasing company in January of 1995 and operates it as a subsidiary of the Bank. The operations of the Company's leasing subsidiary include financing and operating leases of capital equipment. Rental income, net of depreciation, from equipment on operating leases and gross profit on sales-type financing leases are combined and reported as other income from leasing operations.

The net increase in service fees and other charges for the first nine months of 1995 over the same period in 1994 was the result of increases in retail deposit account service charges and fees offset by a decline in fees on insurance annuity sales. Increased volume of checking accounts and ATM transactions, combined with increases in the transaction charges for checking accounts and ATM transactions, resulted in a 21.9% increase in these service fees for 1995 as compared to the first nine months of 1994. Fees from sales of tax deferred annuities for 1995 declined from 1994 as increases in the general level of interest rates made tax deferred annuities less attractive to consumers than insured certificates of deposits.

The net increase in service fees and other charges for the third quarter of 1995 as compared to the third quarter of 1994 was the result of increases in retail deposit account service charges. An increase in the volume of checking accounts and ATM transactions, combined with increases in the transaction charges resulted in a 17.7% increase in retail deposit service fee income in the 1995 third quarter.

Loan servicing fee income declined in the 1995 periods as compared to 1994 due to the decline in the outstanding balance of loans serviced for others. This decline was the result of low loan sales in the recent past as management focused on increasing its loan and lease portfolio.

OTHER EXPENSES (Figure 6)

                                                 THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 ----------------------------    ------------------------------
(DOLLARS IN THOUSANDS)                               1995            1994            1995            1994
----------------------                              -------        --------       ---------        ---------
Salaries and employee benefits  . . . . . . .       $11,964         $11,721         $36,475         $32,457
Net occupancy and equipment . . . . . . . . .         3,739           3,292          10,939           9,890
Federal deposit insurance premiums  . . . . .         2,507           2,404           7,461           7,189
State franchise tax . . . . . . . . . . . . .         1,346           1,438           4,265           4,315
Marketing     . . . . . . . . . . . . . . . .         1,030           1,016           2,795           2,803
Other administrative expenses . . . . . . . .         5,980           6,119          17,447          18,738
                                                    -------         -------         -------         -------
    Total     . . . . . . . . . . . . . . . .       $26,566         $25,990         $79,382         $75,392
                                                    =======         =======         =======         =======
Number of full-time equivalent
  employees as of September 30,   . . . . . .         1,487           1,406           1,487           1,406
Net interest income to other expenses . . . .       169.39%         173.99%         172.06%         175.62%
Other expenses to average assets
  (annualized)  . . . . . . . . . . . . . . .         1.68%           1.78%           1.69%           1.78%
Efficiency Ratio(1) . . . . . . . . . . . . .        49.33%          50.86%          49.32%          50.23%

(1) Other expenses divided by the sum of net interest income before provision for loan and lease losses and other income exclusive of net gain or loss from sales.

OTHER EXPENSES - Other expenses, shown in Figure 6, for the first nine months and the third quarter of 1995 increased over the 1994 periods. The increase for the nine month period was primarily due to increases in salaries and benefits expense and net occupancy and equipment expense. Salaries and benefits expense increased due to the acquisition of ICX Corporation and the Bank's service bureau in early 1995. These acquisitions increased the number of employees. In addition, while the numbers of employees dedicated to loan production was similar in both periods, lower volumes in 1995 resulted in less cost being deferred as an adjustment to the yield on loans and an increase in the cost being expensed. Net occupancy and equipment expense increased also as a result of the acquisition of ICX Corporation and the Bank's computer service bureau.

Other expenses for the third quarter of 1995 increased $576,000, or 2.2%, as compared to the third quarter of 1994. The increase is primarily due to the acquisitions of ICX Corporation and the Bank's computer service bureau.

FEDERAL INCOME TAXES - The provision for federal income taxes for the first nine months of 1995 and the third quarter of 1995 increased by $2.2 million and $400,000, respectively, over the 1994 periods due to higher pre-tax income for the 1995 periods. The effective tax rates for the first nine months of 1995 and the third quarter of

1995 were 33.3% and 32.8%, respectively. The effective tax rates for the first nine months of 1994 and the third quarter of 1994 were 33.2% and 33.0%, respectively.


FINANCIAL CONDITION

         Figure 7 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at September 30, 1995 and December 31, 1994.

FINANCIAL CONDITION (Figure 7)

                                                    AT SEPTEMBER 30, 1995             AT DECEMBER 31, 1994
                                                  -------------------------        -------------------------
                                                                   % OF                             % OF
(DOLLARS IN THOUSANDS)                              AMOUNT         TOTAL              AMOUNT       TOTAL
----------------------                            ----------    -----------        -----------   -----------
ASSETS
Cash and cash equivalents . . . . . . . .         $  142,285      2.2%              $  236,972       3.8%
Mortgage-backed and other securities  . .          2,056,081     32.2                2,138,012      34.9
Loans and leases, net . . . . . . . . . .          3,912,885     61.2                3,542,539      57.8
Other assets  . . . . . . . . . . . . . .            283,207      4.4                  212,649       3.5
                                                  ----------    -----               ----------     -----
      Total   . . . . . . . . . . . . . .         $6,394,458    100.0%              $6,130,172     100.0%
                                                  ==========    =====               ==========     =====

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits  . . . . . . . . . . . . . . . .         $4,441,729     69.5%              $4,368,245      71.3%
Other liabilities . . . . . . . . . . . .             73,611      1.2                   74,085       1.2
Borrowings  . . . . . . . . . . . . . . .          1,456,149     22.8                1,318,737      21.5
Shareholders' equity  . . . . . . . . . .            422,969      6.5                  369,105       6.0
                                                  ----------    -----               ----------     -----
      Total   . . . . . . . . . . . . . .         $6,394,458    100.0%              $6,130,172     100.0%
                                                  ==========    =====               ==========     =====


OVERVIEW - Total assets increased $264.3 million from December 31, 1994, mainly due to higher levels of loans and leases and equipment on operating leases. Loans and leases increased by $370.3 million and other assets, which includes equipment on operating leases, increased by $70.6 million. These increases were largely the result of the addition of the Bank's leasing subsidiary. Growth in the loan and lease portfolio was also due in part to a slow down in mortgage loan repayments. The increase in assets was funded primarily by increases in borrowings, deposits and shareholders' equity.

COMPOSITION OF LOANS AND LEASES (Figure 8)

                                                       AT SEPTEMBER 30,                 AT DECEMBER 31,
                                                            1995                             1994
                                                  -------------------------         -----------------------
                                                                   % OF                             % OF
                                                    AMOUNT         TOTAL              AMOUNT       TOTAL
                                                  ----------    -----------        -----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Real estate:
  One-to-four family  . . . . . . . . . .         $2,865,553          73.2%        $2,647,098         74.7%
  Multi-family  . . . . . . . . . . . . .            168,344           4.3            162,801          4.6
  Commercial  . . . . . . . . . . . . . .            247,550           6.3            231,353          6.5
  Construction  . . . . . . . . . . . . .            121,231           3.2            127,576          3.6
                                                  ----------         -----         ----------        -----
     Total real estate  . . . . . . . . .          3,402,678          87.0          3,168,828         89.4
Consumer  . . . . . . . . . . . . . . . .            449,425          11.5            382,492         10.8
Lease financings  . . . . . . . . . . . .             99,136           2.5
Business  . . . . . . . . . . . . . . . .             63,789           1.6             84,307          2.4
                                                  ----------         -----         ----------        -----
     Total loans and leases   . . . . . .          4,015,028         102.6          3,635,627        102.6
Less net items  . . . . . . . . . . . . .            102,143           2.6             93,088          2.6
                                                  ----------         -----         ----------        -----
Loans and leases, net . . . . . . . . . .         $3,912,885         100.0%        $3,542,539        100.0%
                                                  ==========         =====         ==========        =====



LOANS AND LEASES - Total loans and leases outstanding at September 30, 1995 were $3.9 billion, as compared with $3.5 billion at December 31, 1994. As shown in Figure 8, the composition of loans and leases has changed somewhat with the addition of lease financings to the portfolio. At the end of the 1995 third quarter, lease financings totaled $99.1 million, or 2.5% of total loans and leases.

One-to-four family real estate loan outstandings increased $218.5 million, or 8.3%, from December 31, 1994, as loan originations during the first nine months of 1995 exceeded loan repayments.

Consumer loans outstanding at the end of the 1995 third quarter increased $66.9 million, or 17.5%, from December 31, 1994, reflecting increases in home equity and marine loans outstanding. These increases are attributed to an increase in branch cross-sell referrals of home equity loans and the establishment of a correspondent marine lending program in the first quarter of 1995.

Loan and lease originations and repayments for the first nine months of 1995 were down from the comparable 1994 periods. Higher interest rates have resulted in a decline in loan refinancing volume which has slowed overall loan repayments. One-to-four family real estate loan originations and repayments in the first half of 1994 were heavily impacted by refinancings.

LOAN AND LEASE ACTIVITY (Figure 9)
                                                 THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 ----------------------------    -----------------------------
                                                     1995            1994            1995            1994
                                                    -------        --------       ---------        ---------
(Dollars in thousands)
----------------------
ORIGINATIONS:
  Real estate:
    Permanent:
       One-to-four family   . . . . . . . .        $220,750        $114,032        $411,718      $  558,805
       Multi-family   . . . . . . . . . . .           6,876           7,470          15,379          39,598
       Commercial   . . . . . . . . . . . .          15,888           3,275          36,542          11,600
                                                   --------        --------        --------        --------
             Total permanent  . . . . . . .         243,514         124,777         463,639         610,003
                                                   --------        --------        --------        --------
    Construction:
       One-to-four family   . . . . . . . .          32,801          35,471          80,107         102,853
       Multi-family   . . . . . . . . . . .                           2,350           3,031           5,963
       Commercial   . . . . . . . . . . . .           5,000           4,605           9,592           4,605
                                                   --------        --------        --------        --------
             Total construction loans . . .          37,801          42,426          92,730         113,421
                                                   --------        --------        --------        --------
               Total real estate
                 loans originated . . . . .         281,315         167,203         556,369         723,424
  Consumer line of credit draws   . . . . .          35,057          39,364          97,854          98,822
  Consumer. . . . . . . . . . . . . . . . .          36,418          14,274          70,232         130,357
  Business line of credit draws   . . . . .          10,237          17,443          26,884          49,458
  Business  . . . . . . . . . . . . . . . .           8,647           3,034          16,467           8,399
  Lease financings(1)   . . . . . . . . . .          17,557                          47,189
                                                   --------        --------        --------      ----------
             Total loans and lease
                financings originated . . .         389,231         241,318         814,995       1,010,460
                                                   --------        --------        --------      ----------
PURCHASES:
  Loans   . . . . . . . . . . . . . . . . .          50,657           1,522          73,173           4,324
  Lease financings(1)   . . . . . . . . . .                                          76,912
                                                   --------        --------        --------      ----------
       Total purchases  . . . . . . . . . .          50,657           1,522         150,085           4,324
                                                   --------        --------        --------      ----------
SALES AND PRINCIPAL REDUCTIONS:
  Loans sold  . . . . . . . . . . . . . . .           1,481           1,281           3,729           3,384
  Principal reductions  . . . . . . . . . .         233,809         191,793         553,690         701,244
  Other   . . . . . . . . . . . . . . . . .                                          28,260
                                                   --------        --------        --------        --------
       Total sales and principal
            reductions  . . . . . . . . . .         235,290         193,074         585,679         704,628
                                                   --------        --------        --------      ----------
INCREASE BEFORE NET ITEMS . . . . . . . . .        $204,598        $ 49,766         379,401      $  310,156
                                                   ========        ========        ========      ==========

(1) Not included herein are $2.4 and $19.7 million in operating leases originated during the three and nine month periods ended September 30, 1995 and $29 million in operating leases purchased in the acquisition of ICX Corporation.

SECURITIES (Figure 10)
                                                                                SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                                              1995             1994
----------------------                                                         --------------   --------------
Mortgage-backed securities:
  Variable rate   . . . . . . . . . . . . . . . . . . . . . . . . . .              $1,508,123       $1,498,252
  Fixed rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 393,310          540,346
                                                                                   ----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,901,433        2,038,598
                                                                                   ----------       ----------
Other securities:
  U.S. Government and Federal agency obligations  . . . . . . . . . .                 126,307           71,688
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  28,341           27,726
                                                                                   ----------      -----------
       Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 154,648           99,414
                                                                                   ----------      -----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $2,056,081       $2,138,012
                                                                                   ==========       ==========

SECURITIES - The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and "AA" and "AAA" rated private issues. Non-mortgage-backed securities are intended to help satisfy the Bank's legal liquidity requirements and to help control interest rate risk. The securities portfolio at September 30, 1995 decreased slightly from December 31, 1994. Variable rate mortgage-backed securities at September 30, 1995 increased by $9.9 million from December 31, 1994 due to security purchases and an increase in the market value of securities available for sale. Fixed rate mortgage-backed securites declined by $147.0 million from December 31, 1994 due to the sale of securities from the available for sale portfolio to meet liquidity and asset/liability management objectives. At September 30, 1995, the portfolio of U.S. Government and Federal agency obligations, held to meet legal liquidity requirements, increased by $55.2 million from December 31, 1994.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)

                                                 THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                 ----------------------------    ---------------------------
                                                     1995            1994            1995            1994
                                                    -------        --------       ---------        ---------
(Dollars in thousands)
----------------------
Balance, beginning of period  . . . . . . . .       $37,058         $35,857         $36,870         $35,072
Provision for loan and lease losses . . . . .           258             735             774           2,228
Other . . . . . . . . . . . . . . . . . . . .                                           176
Loans and leases charged-off:
  Real estate   . . . . . . . . . . . . . . .          (183)           (104)           (996)           (679)
  Consumer  . . . . . . . . . . . . . . . . .            (3)             (8)            (93)           (101)
  Lease financings  . . . . . . . . . . . . .
  Business  . . . . . . . . . . . . . . . . .            (1)                             (1)           (211)
                                                    -------         -------         -------         -------
        Total charge-offs . . . . . . . . . .          (187)           (112)         (1,090)           (991)
                                                    -------         -------         -------         -------
Recoveries:
  Real estate   . . . . . . . . . . . . . . .           220              17             571             141
  Consumer    . . . . . . . . . . . . . . . .             4               5               9              18
  Lease financings  . . . . . . . . . . . . .
  Business    . . . . . . . . . . . . . . . .             1               1              44              35
                                                    -------         -------         -------         -------
        Total recoveries  . . . . . . . . . .           225              23             624             194
                                                    -------         -------         -------         -------
Net loan and lease recoveries (charge-offs)  .          38             (89)           (466)           (797)
                                                    -------         -------         -------         -------
Balance, end of period  . . . . . . . . . . .       $37,354         $36,503         $37,354         $36,503
                                                    =======         =======         =======         =======

Net charge-offs to average loans and
  leases (annualized)   . . . . . . . . . . .           N/A             .01%            .02%            .03%

Net charge-offs to provision for loan
  and lease losses  . . . . . . . . . . . . .           N/A           12.11%          60.21%          35.77%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 12)

                                                             SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                 1995             1994            1994
                                                             -----------      -----------     ------------
(Dollars in thousands)
----------------------
Real estate . . . . . . . . . . . . . . . . . . .                $30,388          $30,638          $30,416
Consumer  . . . . . . . . . . . . . . . . . . . .                  1,518            1,512            1,408
Lease financings  . . . . . . . . . . . . . . . .                    549
Business  . . . . . . . . . . . . . . . . . . . .                  4,899            4,720            4,679
                                                                --------          -------          -------
       Total  . . . . . . . . . . . . . . . . . .               $ 37,354          $36,870          $36,503
                                                                ========          =======          =======

Ratio of ending allowance to ending loans
  and leases (before allowance for
  loan and lease losses):
  Real estate   . . . . . . . . . . . . . . . . .                    .98%             .98%             .98%
  Consumer  . . . . . . . . . . . . . . . . . . .                    .39%             .39%             .37%
  Lease financings  . . . . . . . . . . . . . . .                    .55%
  Business  . . . . . . . . . . . . . . . . . . .                   5.61%            5.61%            7.21%
       Total  . . . . . . . . . . . . . . . . . .                    .95%            1.03%            1.03%

The allowance for loan and lease losses as a percentage of ending loans and leases was .95% at September 30, 1995, down slightly from 1.03% at December 31, 1994, reflecting continued improvement in asset quality.

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

       Figure 13 sets forth information concerning non-performing assets and the allowance for loan and lease losses. At September 30, 1995, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on non-accrual or restructured status.

NON-PERFORMING ASSETS (Figure 13)
                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1995             1994
                                                                                 --------------   --------------
                                                                                     (DOLLARS IN THOUSANDS)
NON-PERFORMING LOANS AND LEASES:
  Non-accruing loans and leases:
    Real estate:
           One-to-four family   . . . . . . . . . . . . . . . . . . .                 $ 6,823          $ 8,380
           Multi-family and commercial  . . . . . . . . . . . . . . .                   1,191            4,548
           Construction and land  . . . . . . . . . . . . . . . . . .                     688            2,596
                                                                                      -------          -------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                   8,702           15,524
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                                        5
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                     154               77
                                                                                      -------          -------
               Total  . . . . . . . . . . . . . . . . . . . . . . . .                   8,856           15,606
  Accruing loans and leases delinquent more than 90 days:
    Real estate:
           One-to-four family   . . . . . . . . . . . . . . . . . . .                   2,208            2,781
           Multi-family and commercial  . . . . . . . . . . . . . . .                     848              855
           Construction and land  . . . . . . . . . . . . . . . . . .                                      207
                                                                                      -------          -------
       Total real estate  . . . . . . . . . . . . . . . . . . . . . .                   3,056            3,843
    Consumer    . . . . . . . . . . . . . . . . . . . . . . . . . . .                     118              255
    Business    . . . . . . . . . . . . . . . . . . . . . . . . . . .                                       17
    Lease Financings  . . . . . . . . . . . . . . . . . . . . . . . .                      48
                                                                                      -------          -------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . .                   3,222            4,115
  Restructured real estate loans  . . . . . . . . . . . . . . . . . .                   7,917            7,976
                                                                                      -------          -------
  Total non-performing loans and leases   . . . . . . . . . . . . . .                  19,995           27,697
REPOSSESSED ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .                   7,700           10,531
                                                                                      -------          -------
  Total non-performing assets   . . . . . . . . . . . . . . . . . . .                 $27,695          $38,228
                                                                                      =======          =======

Non-performing loans and leases as a percent of
  total loans and leases  . . . . . . . . . . . . . . . . . . . . . .                     .51%             .78%
Non-performing assets as a percent of total assets  . . . . . . . . .                     .43%             .62%
Allowance for loan and lease losses to non-performing
  loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . .                  186.82%          133.12%
Reserve ratio (percentage of ending allowance for
  loan and lease losses to ending loan and lease
  balance before allowance for loan and lease losses)   . . . . . . .                     .95%            1.03%


Non-performing assets at September 30, 1995 totaled $27.7 million, down 27.6% from December 31, 1994 due to decreases in non-accruing real estate loans and repossessed assets. The ratios of non-performing loans and leases to total loans and leases and non-performing assets to total assets also declined at September 30, 1995 from December 31, 1994. These decreases reflect an improving Ohio economy as well as increased collection and repossessed asset disposition efforts. During the first quarter of 1995, two long-standing problem commercial real estate mortgage loans were repaid.

At September 30, 1995, there were $31.2 million of loans and leases not reflected in Figure 13, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans and leases in the future. Included in the total are two borrowing relationships with principal balances of $10.2 million and $7.4 million, respectively. These credits are collateralized by hotel properties and other real estate. The current cash flows of the properties are sufficient to meet current debt service requirements, and the borrowers are paying as agreed.

The Company adopted SFAS No. 114 as of January 1, 1995 (see Note 2 to the consolidated financial statements). The Company previously measured such loans in accordance with the methods prescribed by the new statement. Consequently, the comparability of the figures in this "Asset Quality" section is not impacted by the adoption of SFAS No. 114.

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

COMPOSITION OF DEPOSITS (Figure 14)

                                             SEPTEMBER 30, 1995                   DECEMBER 31, 1994
                                       -------------------------------    -----------------------------------
                                                              PERCENT                               PERCENT
                                                     AVERAGE     OF                       AVERAGE      OF
                                        BALANCE        RATE    TOTAL        BALANCE         RATE     TOTAL
                                       --------        ----    -----      ---------         ----    ------
                                                              (DOLLARS IN THOUSANDS)
Checking Accounts:
  Interest bearing  . . . . . .        $  253,519    2.10%        5.7%     $  269,023       2.10%       6.2%
  Non-interest bearing  . . . .           163,004                 3.7         148,267                   3.4
Savings . . . . . . . . . . . .           545,946    2.56        12.3         621,530       2.56       14.2
Money market accounts . . . . .           553,837    3.26        12.5         591,631       3.17       13.6
                                       ----------               -----      ----------                 -----
      Total checking, savings
       and money market . . . .         1,516,306    2.46        34.2       1,630,451       2.47       37.4
                                       ----------               -----      ----------                 -----
Certificates:
  Less than $100,000:
   4.00% or less  . . . . . . .            30,350    3.19          .7         203,176       3.58        4.7
   4.01%-6.00%  . . . . . . . .         1,392,056    5.44        31.4       1,661,008       4.97       38.1
   6.01%-8.00%  . . . . . . . .         1,110,882    6.68        25.0         484,404       6.65       11.1
   8.01%-10.00%   . . . . . . .            83,455    8.64         1.9         110,727       8.64        2.5
   10.01%-12.00%  . . . . . . .            28,267   11.35          .6          35,700      11.23         .8
   12.01%-14.00%  . . . . . . .               356   12.81                         347      12.82
                                       ----------               -----      ----------                 -----
      Total . . . . . . . . . .         2,645,366    6.10        59.6       2,495,362       5.44       57.2
                                       ----------               -----      ----------                 -----
  $100,000 or more:
   4.00% or less  . . . . . . .             5,235    3.12          .1          19,173       3.57         .4
   4.01%-6.00%  . . . . . . . .           114,231    5.48         2.6         144,118       5.10        3.3
   6.01%-8.00%  . . . . . . . .           142,878    6.70         3.1          57,221       6.73        1.3
   8.01%-10.00%   . . . . . . .            11,363    8.73          .3          11,925       8.86         .3
   10.01%-12.00%  . . . . . . .             2,563   10.62          .1           5,158      10.60         .1
                                       ----------               -----      ----------                 -----
      Total . . . . . . . . . .           276,270    6.19         6.2         237,595       5.67        5.4
                                       ----------               -----      ----------                 -----
      Total certificates  . . .         2,921,636    6.11        65.8       2,732,957       5.46       62.6
                                       ----------               -----      ----------                 -----
Total deposits  . . . . . . . .         4,437,942    4.86       100.0%      4,363,408       4.34      100.0%
                                                                =====                                 =====

Plus premium on deposits
  purchased   . . . . . . . . .             3,787                               4,837
                                       ----------                          ----------
      Total . . . . . . . . . .        $4,441,729                          $4,368,245
                                       ==========                          ==========

The average balance of deposits increased by $176.9 million, or 4.2%, for the first nine months of 1995 over the 1994 first nine months. The outstanding balance at September 30, 1995 increased by $73.5 million over the balance at December 31, 1994. A rise in interest rates throughout 1994 contributed to a slowing of withdrawals as consumers returned to insured deposits and shifted from highly liquid savings and money market accounts into longer term and higher rate certificates of deposit.

In addition to deposits, the Bank derives funds from advances from the Federal Home Loan Bank ("FHLB") of Cincinnati. At September 30, 1995, the Company had borrowings of $1.5 billion, including $1.3 billion in advances from the FHLB of Cincinnati. The average balance of borrowings for the first nine months of 1995 increased by $429.7 million over the first nine months of 1994, primarily due to advances from the FHLB of Cincinnati used to purchase mortgage-backed securities and fund new loans and leases.

LIQUIDITY - The Bank's principal sources of funds are deposits, advances from the Federal Home Loan Bank of Cincinnati, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances from the FHLB. Management also considers the Bank's interest-sensitivity "gap" when deciding on alternative sources of funds. At September 30, 1995, the Bank's one-year gap was a negative 7.6%.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank has generally maintained liquidity substantially in excess of its required levels. The Bank's average regulatory liquidity ratio for the quarter ended September 30, 1995 was 5.43%.

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

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At September 30, 1995, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $212.7 million, unfunded lines of consumer credit totaling $288.5 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totalling $31.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1995 totalled $1.9 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At September 30, 1995, the Bank had $871.0 million of advances from the FHLB of Cincinnati which mature during the next 12 months. Management will review the need for advances when they mature and believes the Bank has significant additional borrowing capacity with the FHLB.

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

REGULATORY CAPITAL (Figure 15)

                                                                   AS OF SEPTEMBER 30, 1995
                                                  ---------------------------------------------------------
                                                       ACTUAL CAPITAL                  REQUIRED CAPITAL
                                                  -------------------------         -----------------------
(DOLLARS IN THOUSANDS)                              AMOUNT         RATIO              AMOUNT       RATIO
----------------------                            ----------    -----------        -----------   ----------
Capital Adequacy:
  Tangible capital  . . . . . . . . . . .           $420,113          6.70%           $ 94,007       1.50%
  Core capital  . . . . . . . . . . . . .            420,113          6.70             188,014       3.00
  Risk-based capital  . . . . . . . . . .            448,348         13.38             268,080       8.00
Prompt Corrective Action:
  Tier 1 leverage capital   . . . . . . .            420,113          6.70             250,686       4.00
  Tier 1 risk-based capital   . . . . . .            420,113         12.54             134,040       4.00
  Total risk-based capital  . . . . . . .            448,348         13.38             268,080       8.00

Management believes, as of September 30, 1995, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 16)

                                       1995                                   1994
                            -------------------------     ---------------------------------------------
                            First     Second    Third     First     Second    Third      Fourth    Year
                            -----     ------    -----     -----     ------    -----      ------    ----
High  . . . . . . . . . .   $22.12    $27.00    $30.75    $20.25    $23.37    $24.00     $21.00    $24.00
Low . . . . . . . . . . .    18.87     20.00     24.25     17.75     18.00     19.12      17.75     17.75
Dividends declared
  and paid  . . . . . . .      .17       .19       .19       .12       .15       .15        .17       .59


The Company's common stock trades on the Nasdaq National Market under the symbol COFI. As of October 25, 1995, there were 4,302 shareholders of record.

During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of September 30, 1995, 368,000 shares had been repurchased under this authorization.

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

                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

Dividend
       On October 16, 1995, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 20 cents per common share. The dividend will be payable on November 21, 1995 to shareholders of record as of November 2, 1995.

Recent Developments
       The deposits of savings associations such as the Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF"), are the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). On August 8, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of
 .04% to .31% of deposits (as compared to the current range of .23% to .31% of deposits for both BIF and SAIF-insured institutions) in anticipation of the BIF achieving its statutory reserve ratio. As a result, BIF members generally would pay lower premiums than the SAIF members. The lower premiums for BIF members became effective in the third quarter of 1995. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the Office of Thrift Supervision and the Congress reportedly provides for a one-time assessment of .85% to .90% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity. No assurance can be given, however, as to whether the recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF member institutions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

                 Exhibit 11       -        Computation of per share earnings

                 Exhibit 27       -        Financial Data Schedule

         (B)     REPORTS ON FORM 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHARTER ONE FINANCIAL, INC.



Date:    October 27, 1995           By:   /s/ Robert J. Vana
                                          ----------------------------
                                           Robert J. Vana
                                           Chief Corporate Counsel and Secretary



Date:    October 27, 1995           By:   /s/ Leonard A. Krysinski
                                          ----------------------------
                                            Leonard A. Krysinski
                                            Senior Vice President and Treasurer