Form 10-K405
period 1995-12-31
CHARTER ONE FINANCIAL INC
filed 1996-03-22
CIK 819692

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -----------------

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended DECEMBER 31, 1995, or

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

For the transition period from _______________ to ______________


COMMISSION FILE NUMBER 0-16311

                          CHARTER ONE FINANCIAL, INC.
                          ---------------------------
            (exact name of registrant as specified in its charter)

                 DELAWARE                                      34-1567092
                 --------                                      ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                              Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                                44114
-------------------------------------                                -----
(Address of principal executive offices)                           (Zip Code)

     (Registrant's telephone number, including area code) (216) 566-5300

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X    No
                                  ---      ---
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996 was $1,340,500,000. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. and individuals owning more than 5% of the voting stock. The number of shares outstanding of the registrant's sole class of common stock as of March 8, 1996 was 45,119,014.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's proxy statement for the April 17, 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

 ==============================================================================

                               TABLE OF CONTENTS

  Item
 Number                                                                                                   Page
 ------                                                                                                   ----
                                                    PART I
 1.     Business
          General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
          Market Area and Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
          Lending Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
          Investment Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9
          Sources of Funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
          Subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
          Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12
          Federal and State Taxation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
          Executive Officers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
 4.     Submission of Matters to Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .     18

                                                    PART II
 5.     Market for Registrant's Common Equity and Related Shareholder Matters . . . . . . . . . . . . .     19
 6.     Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .     21
 8.     Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .     40
 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . .     81

                                                   PART III

10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . .     81
11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     81
12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . .     81
13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .     81

                                                    PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . .     81

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85


                                     PART I

                          CHARTER ONE FINANCIAL, INC.

ITEM 1.  BUSINESS

GENERAL

      Charter One Financial, Inc. ("Charter One" or "the Company") is a Delaware corporation organized in 1987 for the purpose of becoming a holding company and owning all of the outstanding common stock of Charter One Bank, F.S.B. ("Charter One Bank" or "the Bank") in connection with Charter One Bank's 1988 conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. Charter One is a unitary savings institution holding company which, under existing laws, has very few restrictions on permissable types of business activities. Charter One's business has consisted primarily of the business of Charter One Bank and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300.

      Charter One Bank, chartered in 1934 as The First Federal Savings and Loan Association of Cleveland, was the first federally chartered savings and loan association in Ohio. In 1982, Charter One Bank converted to a federally chartered savings bank, changing its name to The First Federal Savings Bank and, in 1992, changed its name once again, to Charter One Bank, F.S.B.

      On October 31, 1995, Charter One completed the most significant merger in its history when it combined with FirstFed Michigan Corporation ("FirstFed") in a merger of equals (the "Merger"). The Merger was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the Merger have been restated to include the results of FirstFed. Also on the Merger Date, FirstFed's principal subsidiary, First Federal of Michigan ("First Federal"), a savings and loan association, was merged with and into Charter One Bank. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 2 of the "Notes to the Consolidated Financial Statements" for a discussion of the impact of recent business combinations and asset acquisitions.

      Headquartered in Cleveland, Ohio, Charter One Bank now operates through 155 banking offices: 94 in Ohio and 61 in Michigan. Offices in Ohio serve the Cleveland, Toledo, Youngstown, Portsmouth, Akron and Canton metropolitan areas. The Michigan franchise continues to operate under the First Federal of Michigan name and its markets include all of southeast Michigan, Lansing, Owosso and Kalamazoo. In addition to the banking offices, Charter One has nine loan production offices in Columbus, Dayton, Brimfield, Medina and Findlay, Ohio; Grand Rapids and Clarkston, Michigan; Indianapolis, Indiana; and Ashland, Kentucky.

      The business of Charter One Bank consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make residential mortgage, multifamily, commercial real estate, consumer and business loans. Charter One Bank has traditionally focused its lending activities on origination, for its portfolio, of loans secured by conventional first mortgages on owner-occupied one-to-four family residences located in its primary market areas. Residential mortgage lending remains Charter One Bank's most significant lending activity. Charter One Bank also originates first mortgage loans on multifamily and commercial real estate located primarily in its local market areas, as well as construction, consumer and business loans. Through subsidiaries, Charter One Bank engages in real estate appraisal, sales of tax-deferred annuities, mutual funds, and property and casualty insurance and the development, operation and sale of real estate. Additionally, in 1995, the Bank acquired companies, now owned as subsidiaries, which engage in leasing of capital equipment and providing data processing services. None of the subsidiary activities is considered to constitute a business segment.

      Charter One Bank is a member of the Federal Home Loan Bank System ("FHLBS") and the Federal Home Loan Bank of Cincinnati, and its deposits are insured up to prescribed limits by the Federal Deposit Insurance Corporation ("FDIC"). Charter One Bank is subject to comprehensive examination, supervision and regulation by its primary regulator, the Office of Thrift Supervision ("OTS"), and the FDIC.

MARKET AREA AND COMPETITION

      As of December 31, 1995, Charter One Bank is ranked among the 10 largest thrift institutions in the country and operates 155 banking offices including 94 banking offices within 13 counties in Ohio and 61 within 8 counties in Michigan. The Bank's Ohio franchise includes 46 offices in the Cleveland metropolitan area, 19 offices serving Toledo, 14 offices serving Canton, and 10 offices serving Akron. Additional markets include Portsmouth, Ohio (two offices) and Youngstown (three offices). The Michigan franchise is concentrated in southeastern Michigan with 53 offices and includes four offices in Lansing and Owosso located in the middle of the state. An additional four offices in Kalamazoo in the southwest portion of Michigan round out the franchise. The market areas now served by the Bank include approximately 46% of the population of Michigan and 40% of Ohio.

      Demographics vary according to the markets served and are considered diverse. The offices in northeastern Ohio and southeastern Michigan serve what may be characterized as heavily populated urban areas. In the southern portion of Ohio and mid-Michigan, the market is more rural and less densely populated. Generally speaking, the entire market is considered a relatively stable economic base for the Bank's operations.

      The Bank experiences substantial competition in attracting and retaining deposits as well as in satisfying lending objectives. Historically, the primary methodology employed by the Bank to attract deposits consists of attractive interest rates paid on consumer investments, federal deposit insurance coverage, many conveniently located offices and high quality service. Typically, the Bank's competition has been other savings banks and savings and loans, insurance companies, commercial banks, credit unions, the U.S. Treasury and other financial service providers. In the past several years, the primary competition has been mutual funds, the U.S. Treasury and investments in equities through investment brokers. Competition for deposits has also been very evident from insurance companies marketing tax-deferred annuity products. See "MD&A - Financial Condition - Deposits and Other Sources of Funds" for a discussion of the disparity in deposit insurance premium rates between commercial banks and thrifts. The Company believes that, as of June 30, 1995, the Bank's deposits represented an overall market share of 7.7% in Ohio and 4.4% in Michigan in those counties in which it operates.

      The primary factors in competing for loans are interest rates, loan origination fees and product offerings. Competition relating to the generation of loans is primarily identified as other savings banks, savings and loans, commercial banks, insurance companies and mortgage bankers. Although fixed-rate loan products represent a significant percentage of the Bank's originations, emphasis has been placed on the generation of adjustable-rate and shorter term loans in keeping with prudent management of interest rate risk factors. This has been a difficult undertaking as several major competitors have emphasized fixed-rate lending, creating a degree of resistance to marketing adjustable- rate loans. At December 31, 1995, the $12.1 billion portfolio of loans and mortgage-backed securities was composed of 41% with adjustable rates and 59% with fixed rates. This blend helps moderate the effect of interest rate fluctuations on net interest income and portfolio market value.

LENDING ACTIVITIES

General. The composition of Charter One's loans and leases held for investment is summarized below.

                                                     COMPOSITION OF LOANS AND LEASES

                                                                      At December 31,
                        ----------------------------------------------------------------------------------------------------
                             1995                 1994                   1993               1992                   1991
                        --------------       ---------------       ---------------     ---------------       ---------------
                                  % of                  % of                  % of                % of                  % of
                        Amount   Total       Amount    Total       Amount    Total     Amount    Total       Amount    Total
                        ------   -----       ------    -----       ------    -----     ------    -----       ------    -----
                                                               (dollars in thousands)
Real estate
 mortgage loans:
  Permanent:
   One-to-four
     family ........ $ 5,140,857   77.0%  $ 5,266,481  80.0%    $ 5,273,924  80.7%  $ 4,880,120   79.0%   $ 4,649,976   76.8%
   Multifamily......     359,056    5.4       394,676   6.0         430,870   6.6       440,981    7.1        475,304    7.9
   Commercial
     real estate....     368,372    5.5       351,892   5.3         392,280   6.0       428,684    7.0        449,665    7.4
                       ---------   ----     ---------  ----       ---------  ----    ----------   ----      ---------   ----
      Total
       permanent....   5,868,285   87.9     6,013,049  91.3       6,097,074  93.3     5,749,790   93.1      5,574,945   92.1
  Construction:
   One-to-four family    132,776    2.0       133,081   2.0         116,325   1.8       106,140    1.7        102,393    1.7
    Multifamily ....      11,495    0.1         7,645   0.1           3,281   0.1         4,775    0.1          5,720    0.1
    Commercial
     real estate....      38,592    0.6        32,863   0.5          31,706   0.4        27,061    0.4         36,023    0.6
                       ---------   ----     ---------  ----       ---------  ----    ----------   ----      ---------   ----
      Total
       Construction      182,863    2.7       173,589   2.6         151,312   2.3       137,976    2.2        144,136    2.4
                       ---------   ----     ---------  ----       ---------  ----    ----------   ----      ---------   ----
       Total mortgage
         loans .....   6,051,148   90.6     6,186,638  93.9       6,248,386  95.6     5,887,770   95.3      5,719,081   94.5
Consumer loans  ....     594,609    8.9       483,531   7.3         392,001   6.0       414,035    6.7        441,642    7.3
Lease financings ...     131,352    2.0             -     -               -     -             -      -              -      -
Business loans .....      65,747    1.0        84,307   1.3          70,125   1.1        64,779    1.0         66,966    1.1
                       ---------   ----     ---------  ----       ---------  ----    ----------   ----      ---------   ----
   Total loans
     and leases.....   6,842,856  102.5     6,754,476 102.5       6,710,512 102.7     6,366,580  103.0      6,227,689  102.9
Less net items .....     168,596    2.5       166,923   2.5         171,259   2.7       187,031    3.0        176,203    2.9
                       ---------   ----     ---------  ----       ---------  ----    ----------   ----      ---------   ----
  Loans and
   leases, net .....  $6,674,260  100.0%  $ 6,587,553 100.0%     $6,539,253 100.0%   $6,179,550  100.0%    $6,051,486  100.0%
                      ==========  =====    ========== =====      ========== =====    ==========  =====     ==========  ====

As of December 31, 1995, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank's total loans and leases that is not included as a loan or lease category in the table above.


      Charter One Bank has traditionally focused its lending activities on the origination, for its portfolio, of loans secured by conventional first mortgages on owner-occupied one-to-four family residences located in its market areas in Ohio. As a result of the Merger, the Bank's market area now includes Michigan. Residential mortgage lending remains the Bank's most significant lending activity. For many years, the Bank has also originated first mortgage loans on multifamily and commercial real estate located primarily in its local market areas, as well as construction, consumer and busines loans. It is not anticipated that Charter One Bank will alter its principal lending focus during the next three years of operations, which will remain to continue to grow market share through more efficient and deliberate delivery techniques together with improved service.

      The following table reflects the principal repayments contractually due (assuming no prepayments) on the Bank's loans held for investment and mortgage-backed securities held to maturity portfolio at December 31, 1995. Management expects prepayments will cause actual maturities to be shorter.


                                      CONTRACTUAL MATURITIES


                               Principal Repayments Contractually due in the Year(s) Ended December 31,
                          --------------------------------------------------------------------------------
                                                        1999-       2001-      2006-     2011 and
                          1996      1997     1998       2000        2005       2010     Thereafter     Total
                          ----      ----     ----      ------      ------     ------    ----------     -----
                                                            (in thousands)
Real estate mortgage
 loans:
  Permanent . . . .    $296,199   371,470   368,488     579,537  1,452,658     976,335   1,741,501    5,786,188
  Construction
    loans . . . . .      34,318    20,767     6,621       1,899      6,350       6,511      30,082      106,548
Mortgage-backed
 securities held to
 maturity   . . . .      149,200  160,576   174,515     390,317  1,043,969     557,455   1,403,128    3,879,160
Consumer loans  . .       70,608   49,151    47,993      93,827    293,619      28,285       6,763      590,246
Business loans  . .       47,548      870       871       6,547        484       2,169       2,169       60,658
                       ---------  -------   -------     -------  ---------     -------   ---------    ---------
Loans held for
 investment and
 mortgage-backed
 securities held
 to maturity, net(a)   $ 597,873  602,834   598,488   1,072,127  2,797,080   1,570,755   3,183,643   10,422,800
                       =========  =======   =======   =========  =========   =========   =========   ==========
-------------------

(a) Of the $9.8 billion of loans and mortgage-backed securities due after December 31, 1996, 63.2% have fixed interest rates and 36.8% have adjustable interest rates.


    The table below stratifies the Bank's mortgage-backed security and loan and lease portfolios by adjustable-rate and fixed-rate balances. All amounts are shown prior to any allowance for loan losses, unamortized premiums and discounts, deferred points and fees and loans in process.

                                                                 At December 31,
                                 --------------------------------------------------------------------------
                                     1995            1994            1993            1992            1991
                                     ----            ----            ----            ----            ----
                                                             (dollars in thousands)

Adjustable-rate loans(1):
  Mortgage loans and mortgage-
   backed securities  . . . . .  $ 4,692,067       4,906,110       3,576,751       3,667,895       4,490,433
  Consumer loans  . . . . . . .      258,286         241,185         237,309         256,373         248,659
  Business loans  . . . . . . .       51,025          69,629          57,543          62,355          65,271
                                 -----------       ---------       ---------       ---------       ---------
      Total adjustable-rate
        loans . . . . . . . . .   $ 5,001,378       5,216,924       3,871,603       3,986,623       4,804,363
                                 ===========       ========        =========       =========       =========
Fixed-rate loans: . . . . . . .
  Mortgage loans and mortgage-
   backed securities  . . . . .  $ 6,661,155       7,958,664       9,350,018       8,194,477       6,642,773
  Consumer loans  . . . . . . .      336,323         242,346         154,692         157,662         192,906
  Business loans  . . . . . . .       14,722          14,678          12,582           2,424           1,695
  Lease financings  . . . . . .      131,352               -               -               -               -
                                 -----------       ---------       ---------       ---------       ---------
      Total fixed-rate loans     $ 7,143,552       8,215,688       9,517,292       8,354,563       6,837,374
                                 ===========       =========       =========       =========       =========
Adjustable-rate loans, leases
  and mortgage-backed securities
  as a percentage of total
  loans, leases and mortgage-backed
  securities . . . . . . . . .        41.18%          38.84%          28.92%          32.30%          41.27%

---------------

(1) Substantially, all loans, leases and mortgage-backed securities in the adjustable-rate loan portfolio have contractual interest rates that increase or decrease at periodic intervals no greater than three years, or have original terms to maturity of three years or less.


      Residential Mortgage Lending. Under applicable federal regulations, Charter One Bank may originate or purchase whole residential mortgage loans secured by properties located anywhere in the United States. The Bank has, however, traditionally focused its lending activities on the origination of first mortgage loans on residential property in its market areas and, at December 31, 1995, over 94% of the Bank's one-to-four family residential loan portfolio was secured by properties located in its primary market areas. The Bank offers fixed-rate and adjustable-rate ("ARM") mortgage loans with terms ranging from 10 to 30 years, including traditional single-family home mortgage loans with terms of either 15 or 30 years.

      The Bank's fixed-rate residential mortgage loans have terms of 10, 15 and 30 years and require level monthly payments sufficient to fully amortize principal over the life of the loan. The Bank originates residential mortgage loans with loan-to-value ratios up to 97%. On any mortgage loan exceeding an 85% loan-to-value ratio, the Bank requires private mortgage insurance which protects the Bank against losses of at least 25% of the mortgage loan amount. All property securing real estate loans made by the Bank is appraised either by appraisers regularly employed by the Bank or by independent appraisers selected by the Bank and subject to review by Bank-employed appraisers.

      Generally, Charter One Bank's ARMs have contractual maturities of 30 years and amortize on a monthly basis. The interest rates on the majority of ARMs originated by the Bank are subject to semi-annual adjustment, but the Bank also originates ARMs that adjust annually or every three years, and has in the past originated ARMs that adjust at five-year intervals. At December 31, 1995, the total balance of three-year ARMs was $130.7 million, and the total balance of five-year ARMs was $147.5 million. The Bank often originates ARMs at a competitive initial rate below the rate that would prevail if the index used for repricing was to be applied at origination. However, the Bank generally applies underwriting criteria that limit the amount of the loan to an amount for which the borrower could qualify at the indexed rate.

      The Bank has originated ARMs tied to various indices, including six-month Treasury bill and longer term Treasury security rates published by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank's ARM products feature a stated margin, which from time to time may vary, depending on competitive conditions, over a specified published index, with maximum decreases or increases in the interest rate during the year of 2.00%. In addition, borrowers are entitled to refinance these loans at any time within the first three years, upon the payment of specified fees, to any fixed-rate loan plan available at the Bank at interest rates in effect at that time.

      As part of its residential lending program, the Bank offers construction loans with 80% loan-to-value ratios to qualified builders. Construction loans generally have terms of up to 18 months and interest rates which generally adjust in accordance with the Bank's specified index. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual owner-occupied houses up to 90% loan-to-value where qualified contractors are involved. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution.

      The Bank's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. The Bank enforces due-on-sale clauses through foreclosures and other legal proceedings to the extent permitted under applicable laws. Loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") do not contain due-on-sale clauses. At December 31, 1995, FHA and VA loans represented 1.0% of the Bank's total loan portfolio (excluding mortgage-backed securities).

      Residential mortgage loan originations are derived from a number of sources, including commission loan representatives, wholesale account representatives, real estate broker referrals, present borrowers and savers, builders and walk-in customers. The Bank also advertises its residential mortgages extensively in local newspapers. Loan applications are accepted by designated loan representatives and are underwritten by a separate staff of underwriters employed at each of the Bank's divisional headquarters. Residential mortgage loans exceeding $500,000 must be approved by two members of the Board of Directors who are also members of the loan committee or one member of the Board of Directors and the Executive Vice President of Mortgage Lending.

        Commercial Real Estate and Multifamily Lending. The Bank originates loans secured by multifamily and commercial real estate properties. At December 31, 1995, the Bank's permanent and construction multifamily and commercial real estate loan portfolios totaled $777.5 million, representing 11.6% of the total loan and lease portfolio

(excluding mortgage-backed securities). Generally, permanent loans are made to finance the acquisition of seasoned income-producing properties located in the Bank's market areas or as the permanent financing following completion of construction on such properties. Permanent loans have a maximum amortization of 30 years, and typically have terms ranging from five to ten years. Rates on permanent loans adjust at specified intervals (typically 90-day, one-year, three-year or five-year intervals) to specified spreads over related U.S. Treasury security indices. The Bank has also granted loans where the borrower may elect to change the index and the adjustability of the loan. Such an option enables the borrower to switch from a six-month adjustment schedule to a one, three or five-year adjustment schedule.

      Commercial real estate loans are generally written in amounts of 80% or less of the appraised value of the property. Property securing commercial real estate loans is required to be appraised by the Bank's appraisal subsidiary or by an outside appraiser whose work is reviewed by the Bank's appraisal subsidiary. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank generally requires that the property produce net income (i.e., income after all operating expenses but before mortgage payments) in excess of 115% of the debt service requirement. The Bank makes non-recourse and partial recourse loans when, in the opinion of management, the value of the property securing the loan justifies it. Generally, the Bank limits its multifamily and commercial real estate loans to one borrower to amounts not exceeding $20 million, although its legal limit at December 31, 1995 was $131 million.

      The Bank also provides construction financing and land acquisition and development loans. At December 31, 1995, the total amount of commercial real estate construction loans and multifamily construction loans amounted to $50.1 million, of which $38.4 million was outstanding. Land acquisition and development loans amounted to $8.0 million, of which $5.3 million was outstanding at December 31, 1995. These loans may involve additional risks attributable to the fact that funds are advanced upon the security of the project under construction or development, which is of uncertain value prior to the completion of construction or development and because it is relatively difficult to evaluate accurately the total funds required to complete construction or development or the time and interest carry required to lease constructed property or sell developed property. At December 31, 1995, commercial and multifamily construction loans represented .7% of the portfolio. Acquisition and development loans represented .1% of the portfolio at December 31, 1995. The Bank's largest outstanding construction loan at December 31, 1995 totaled $4.4 million. The largest outstanding acquisition and development loan at December 31, 1995 totaled $1.2 million.

      The maximum term on construction and land acquisition and development loans is 36 months, but is more typically 24 months. Rates charged on construction and land acquisition and development loans float over specified prime rates and adjust monthly.

      At December 31, 1995, the largest portion of the Bank's commercial real estate loan portfolio consisted of loans on strip shopping centers. Those loans comprise 34% of the commercial real estate loans. In addition to strip shopping centers, the Bank's commercial real estate loan portfolio is secured by office buildings, warehouses, land, hotels, mobile home parks and other properties. None of these groups represented more than 16% of the commercial real estate loan portfolio. See Note 5 of the "Notes to Consolidated Financial Statements" for further information concerning these loan balances.

      Commercial mortgage lending generally involves greater risk than residential mortgage lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than residential mortgage loans. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Bank's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions, and commercial mortgage loans may thus be subject, to a greater extent than residential property loans, to adverse conditions in the economy. At December 31, 1995, $3.9 million, or .50%, of the Bank's multifamily and commercial real estate loans were 61 days or more delinquent.

      Consumer Lending. Under applicable Federal law, the Bank is authorized to invest up to 30% of its assets in consumer loans. Charter One Bank currently originates a variety of consumer loans including lines of credit secured by owner-occupied real estate, automobile loans, marine loans, unsecured loans and real estate equity loans. The Bank's consumer loan portfolio, excluding unearned discounts, totaled approximately $594.6 million at December 31, 1995 representing 8.9% of its total loan and lease portfolio (excluding mortgage-backed securities). The Bank's principal consumer loan product is a home equity line of credit. At December 31, 1995, the Bank had authorized lines of $584.2 million, $229.6 million of which was outstanding under this program, representing 38.6% of the consumer loan portfolio. The Bank's closed-end consumer loans totaled $365.0 million, or 61.4%, of consumer loans at December 31, 1995. These closed-end loans included term loans secured by first or second mortgages on one-to-four family residential properties ($230.0 million), marine loans ($45.0 million), and mobile home loans ($76.0 million).

      In underwriting consumer loans, the Bank places primary emphasis on the applicant's credit history, stable income and net worth. Loans secured by second mortgages, together with loans secured by all prior liens, are usually limited to 90% or less of the appraised value of the property securing the loan or 80% in the case of non-amortizing home equity lines of credit. At December 31, 1995, .04% of the Bank's consumer loan portfolio was 61 days or more delinquent.

      Lease Financing. The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation ("ICX"). The equipment leased by ICX is for commercial and industrial use only. The leasing business is targeted to upper middle-market and larger companies ("Lessee"), specifically those with revenues in excess of $100 million annually. Equipment leasing offers an alternative type of financing to corporations for capital equipment acquisitions. The terms of the leases range from two to ten years and are almost always at fixed rates, and are noncancellable contractual obligations of the Lessee.

      A Lessee is evaluated from a credit perspective in the same fashion as a borrower. It is expected to be able to make the rental payments based on its business' cash flow and the strength of its balance sheet. Leases are usually not evaluated as collateral based transactions and, therefore, the Lessee's overall financial strength is the most important credit evaluation factor. A review of the leases is performed by the Bank's Business Loan Committee and Board of Directors in accordance with its lending policies.

      ICX transactions range in size from $25,000 to $10 million. On December 31, 1995, ICX had an exposure exceeding $10 million to two Lessees. On December 31, 1995, ICX's lease portfolio amounted to $131.4 million or 2.0% of the total loan and lease portfolio. On December 31, 1995, .17% of ICX's leases were 30 days or more delinquent and there were no leases that were not accruing interest. See Note 5 to the Consolidated Financial Statements for further information concerning leases.

      Business Lending. The Bank is permitted to invest up to 10% of its assets in secured and unsecured loans for commercial, corporate, business and agricultural purposes.

      The Bank's business lending services are directed toward smaller "middle market" companies, i.e., those with $1.0 million to $20.0 million in sales, located in its market areas. Under its corporate banking program, the Bank offers traditional lines of credit, revolving credits, term loans, single purpose loans, commercial letters of credit and acceptances, and performance letters of credit. The Bank also offers Small Business Administration guaranteed loans at slightly higher rates.

      Most business loans are written with a provision for a daily rate adjustment. The prevailing index for rate adjustments is the Bank's prime rate, which is adjusted to reflect changes in local or national money market conditions. The majority of loans within the portfolio carry a rate increment over the prime rate based upon factors such as the term of the loan, credit risk, and the account relationship of the borrower. A few loans have fixed interest rates determined at the time of takedown. Terms of such loans are five years or less.

      Business loans are made on the basis of the borrower's ability to repay from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself. Collateral securing the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. At December 31, 1995, 97.6% of total business loans were secured by some form of collateral.

      The Bank's business loan commitments range in size from $10,000 to $10.5 million. At December 31, 1995, commitments of $1.0 million or more had been made to 23 borrowers, including 3 commitments in excess of $5 million. Business loans over $1 million require approval of a majority of the Bank's Business Loan Committee, which is comprised of members of the Board of Directors and management.

      The largest commitment totals $10.5 million, of which $9.2 million was outstanding at December 31, 1995. The borrower wholesales building materials; manufactures architectural and structural precast concrete products; processes mined products; and wholesales trucks, parts and accessories, and is performing as agreed. The second largest commitment totals $8.4 million, of which $4.9 million was outstanding at December 31, 1995. The borrower wholesales automotive-related products and is performing as agreed. The third largest commitment totals $6.7 million, of which $5.0 million was outstanding at December 31, 1995. The borrower wholesales steel products and is performing as agreed.

      As of December 31, 1995, the Bank's business loan portfolio amounted to $65.7 million, or 1.0%, of its total loan portfolio (excluding mortgage-backed securities), while its unfunded commitments totaled $27.2 million. At such date, the Bank had a total of 412 loans to 240 borrowers outstanding. Business loans are generally considered to involve a higher degree of risk than residential real estate loans. At December 31, 1995, .6% of the Bank's business loans were 30 days or more delinquent and there were no business loans that were not accruing interest.

      Purchase, Sale and Servicing of Mortgage Loans and Mortgage-Backed Securities. From time to time, the Bank has purchased whole loans and mortgage-backed securities in accordance with ongoing asset and liability management objectives. In addition, from 1991 to 1993, the Bank acquired $1.1 billion in loans when it purchased Women's Federal, Civic Savings and First Federal of Toledo. The Bank underwrites the loans it purchases on the basis of its own underwriting standards. The Bank currently purchases loans only from federally insured depository institutions or nationally recognized mortgage bankers or on a service-released basis. At December 31, 1995, loans serviced by others totaled $396.1 million, representing 5.8% of the Bank's loan portfolio.

      Charter One Bank originates loans primarily for retention in its portfolio. From time to time, the Bank will use the secondary mortgage market to reduce the Bank's risk that the interest rates it pays depositors will escalate while the Bank is holding long-term, fixed-rate loans in its portfolio. This also allows the Bank to continue to make loans during periods when saving flows decline or funds are not otherwise available for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to .50% per annum of the unpaid balance of each loan. The Bank has also engaged in the sale of seasoned fixed-rate mortgage loans and mortgage-backed certificates in order to attempt to reduce its exposure to interest-rate risk by investing the proceeds in assets with higher rates and shorter terms. At December 31, 1995, the Bank serviced for others approximately $1.2 billion of mortgage loans. The Bank has not typically sold loans with servicing fees materially in excess of normal servicing fee rates, which would require an adjustment to the selling price pursuant to SFAS No. 65.

      The following table sets forth information as to the Bank's loan and lease servicing portfolio, net of loans in process, at the dates shown.

                     1995                 1994                  1993                     1992                    1991
                ----------------    ----------------      ----------------           -----------------       ---------------
                   Amount     %       Amount       %        Amount       %             Amount       %       Amount          %
                 --------    ---     --------     ---      --------     ---           --------     ---      --------       ---
                                                   (dollars in thousands)
Loans and
 leases owned
 and serviced
 by the Bank     $ 6,431,056   84.5%  $ 6,301,477    87.7%   $ 6,009,254    86.2%    $ 5,593,362   82.0%     $ 5,423,237    74.0%

Loans
 serviced for
 others.........   1,181,245   15.5       883,399    12.3        960,318    13.8       1,223,993   18.0        1,901,080    26.0
                   ---------  -----       -------    ----      ---------    ----       ---------  ------       ---------   -----
    Total....... $ 7,612,301  100.0%  $ 7,184,876   100.0%   $ 6,969,572   100.0%    $ 6,817,355  100.0%     $ 7,324,317   100.0%
                   =========  =====     =========   =====      =========  ======       =========  =====       ==========   =====

      Information concerning the Bank's servicing income from loans serviced for others is summarized in the following table for the periods indicated:

                                                                   Year Ended December 31,
                                             ----------------------------------------------------------------
                                               1995           1994          1993            1992       1991
                                              ------         ------        ------          ------      ------
                                                                   (dollars in thousands)
Loan servicing income during
 the period . . . . . . . . . . . . . . .     $4,143        $4,735        $ 5,534       $ 6,589       $ 8,827

Loan servicing income as a percentage
 of net interest income . . . . . . . . .       1.30%         1.52%          1.80%         2.67%         4.22%

Gross servicing spread during
 the period . . . . . . . . . . . . . . .       0.45%         0.47%          0.45%         0.40%         0.42%


      Delinquencies and Nonperforming Assets. Delinquent and problem loans and leases are a normal part of any lending business. When a borrower fails to make a required payment when the payment is due, the loan or lease is considered delinquent and the Bank generally institutes internal collection procedures. Delinquent loans and leases are identified by the 15th day of delinquency, regardless of any grace period. The borrower is contacted by a representative of the Bank to determine the reason for the delinquency. In most cases, delinquencies are cured promptly. However, if a loan or lease has been delinquent for 60 to 90 days, the Bank reviews the loan or lease status and, where appropriate, appraises the condition of the property and the financial circumstances of the borrower. Based upon the results of any such investigation, the Bank may (i) accept a repayment program of the arrearage from the borrower; (ii) seek evidence, in the form of a listing contract, of efforts by the borrower to sell the property if the borrower has stated that it is attempting to sell; (iii) request a deed in lieu of foreclosure; or (iv) initiate foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of delinquency, the borrower's ability and willingness to cooperate in curing delinquencies and, also, any environmental issue that may need to be addressed.

      Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or estimated fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed. However, costs relating to the development and improvement of the property are capitalized to the extent of fair value, less estimated costs to sell.

      Federal regulations require that each insured institution should independently review and classify assets. For those assets that have been reviewed and determined to have greater risk than normally acceptable, there are three classifications - Substandard, Doubtful and Loss. An asset classified Substandard is inadequately protected by the net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified suffer from a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset classified Doubtful has the weaknesses of those classified Substandard with the added characteristic that the weakness or weaknesses make collection or liquidation in full highly questionable and improbable. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset is unwarranted. On the basis of management's review at December 31, 1995, the Bank had classified $60.9 million in assets as "Substandard", $1.8 million as "Doubtful" and $2.7 million as "Loss". Management periodically reviews its loan and lease portfolio and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.


INVESTMENT ACTIVITIES

      Federally chartered savings institutions have authority to purchase various types of investments, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

      As a member of the FHLB System, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. Funds not used by the Bank for loan originations have been invested in instruments that enhance the Bank's liquidity and yield within acceptable credit risk parameters. The general objectives of the Bank's investment policy are to (i) furnish funds to meet the anticipated and unanticipated operating needs of the Bank, (ii) maximize income while protecting against credit risks, (iii) comply with legal liquidity requirements, and (iv) manage the repricing characteristics of the Bank's assets and liabilities. The Bank's investment activities are directly supervised by an investment committee under investment policy guidelines adopted by the Board of Directors. These guidelines generally limit investments to securities qualifying as liquid assets under applicable regulations. With the prior approval of the investment committee, the Bank may, however, purchase any security qualifying as a legal investment subject to Board-approved limits by type. The relative size and mix of investment securities and loans in the Bank's portfolio are based on management's judgment as to the attractiveness of yields available on loans and other investments of comparable maturities. The Bank emphasizes low credit risk as a major factor in selecting investment securities.

SOURCES OF FUNDS

      General. Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At December 31, 1995, 56% of interest-bearing liabilities were in the form of deposits and 44% were in borrowings. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competitive factors. Borrowings are used to compensate for reductions in normal sources of funds, such as deposit inflows. They may also be used to support expanding loan originations.

      Deposits. The Bank reprices its deposits weekly, or more frequently if required, based primarily on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent penalties on early withdrawal of its certificates of deposit.

      Consumer and commercial deposits are attracted principally from within the Bank's market areas through the offering of a broad selection of deposit instruments including passbook savings accounts, checking accounts, and money market accounts. The Bank also offers certificates of deposit with terms ranging from 30 days to 10 years. Interest rates on these certificates vary according to the terms selected and are based upon several indices including the rates paid on government securities with similar maturities. See "MD&A - Financial Condition - Deposits and Other Sources of Funds" for a discussion of the disparity in deposit insurance premium rates between commercial banks and thrifts.

      The following table indicates the amount of the Bank's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity as of December 31, 1995.

                                                                   Certificates           Checking, Savings and
    Time to Maturity as of December 31, 1995                         of Deposit          Money Market Accounts
    ----------------------------------------                         -----------         ---------------------

                                                                             (in thousands)

Three months or less  . . . . . . . . . . . . . . . . . . . .       $ 247,061                  $ 149,191
Three through six months  . . . . . . . . . . . . . . . . . .         158,271                          -
Six through twelve months . . . . . . . . . . . . . . . . . .         148,067                          -
Over twelve months  . . . . . . . . . . . . . . . . . . . . .         111,237                          -
                                                                    ---------                  ---------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 664,636                  $ 149,191
                                                                    =========                  =========


      The following table sets forth, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit at December 31, 1995.

                                                                  December 31, 1995
                                      ------------------------------------------------------------------------
                                                             Maturing In                             Total
                                      ------------------------------------------------------------ -----------
                                          1996            1997          1998      Thereafter
                                          ----            ----          -----    ------------
                                                        (dollars in thousands)
4.00% or less . . . . . . . . . .     $    74,155         3,816          4,320         9,756          92,047
4.01 - 6.00%  . . . . . . . . . .       2,161,232       355,183        157,287        99,906       2,773,608
6.01 - 8.00%  . . . . . . . . . .         914,737       249,409         59,048       224,532       1,447,726
8.01 - 10.00% . . . . . . . . . .           9,112         4,119          6,488        59,949          79,668
10.01 - 12.00%  . . . . . . . . .          17,876         6,968          1,686         5,128          31,658
12.01 - 14.00%  . . . . . . . . .               -           790              9           698           1,497
14.00% or more  . . . . . . . . .               -         2,236          2,148         8,243          12,627
                                      -----------       -------        -------       -------       ---------
  Total certificates  . . . . . .     $ 3,177,112       622,521        230,986       408,212       4,438,831
                                      ===========       =======        =======       =======       =========
  Percent of total  . . . . . . .            71.6%         14.0%           5.2%          9.2%          100.0 %
                                            =====         =====          =====          ====           =====


      Borrowings. The Bank borrows funds from the FHLB ("FHLB advances") on the security of its capital stock of the FHLB and a portion of its real estate loans and mortgage-backed securities. The Bank must meet certain standards related to creditworthiness and community support in connection with the borrowings. These borrowings are made pursuant to several different credit programs with varying interest rates and maturities. Over the past few years, the Bank has increased its use of FHLB advances with variable rate, interest rate cap and call features.

      As a result of the Merger, the Bank is now using reverse repurchase agreements as part of its funding sources. These instruments have traditionally been short-term funding sources, but in recent years agreements have included extended terms as well as variable-rate, interest-rate cap and call features. Although replacement of its reverse repurchase agreements as they mature is not guaranteed, management believes established credit lines and collateral levels are sufficient to continue the availability of this source of funds.

      Further reference is made to Notes 10, 11 and 12 of the "Notes to Consolidated Financial Statements" for an analysis of FHLB advances, reverse repurchase agreements and other borrowings. See also Note 13 of the "Notes to Consolidated Financial Statements" for information regarding the interest rate risk management instruments used to extend the terms of liabilities and protect the cost of funds from increasing interest rates.

      The following table sets forth certain information regarding short-term borrowings at the end of and during the periods indicated. The Company's short-term borrowings consist entirely of reverse repurchase agreements.

                                                                         Year Ended December 31,
                                                         ------------------------------------------------------------
                                                               1995                1994             1993
                                                               ----                ----             ----
                                                                             (in thousands)

Borrowings outstanding at end of period . . . . . .      $   848,033           2,321,433            2,576,873
Weighted average rate at end of period(a) . . . . .             5.86%               5.61%                3.45%
Maximum month-end balance of borrowings
 during the period  . . . . . . . . . . . . . . . .        2,662,000           2,526,000            2,658,000
Approximate average borrowings outstanding
 during the period(b) . . . . . . . . . . . . . . .        2,273,000           2,245,000            2,561,000
Approximate weighted average rate during
 the period(a)  . . . . . . . . . . . . . . . . . .             5.99%               4.44%                3.53%

---------------

(a) Does not include the annualized effect of interest rate exchange, cap and collar positions.
(b)   Computed on a daily basis.


SUBSIDIARIES

    As a federally chartered savings bank, the Bank is permitted by federal regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries which may engage exclusively in OTS-approved activities that are reasonably related to the Bank's business. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes.
The net book value of the Bank's investment in and loans to its service corporations at December 31, 1995 was $167.6 million, including a $10.0 million letter of credit guaranteeing an equal amount of industrial revenue development bonds, the proceeds of which were used for the construction of its headquarters building in 1986. Operations of the subsidiaries accounted for $20.9 million or 2.0% of 1995 consolidated total income.

    Service corporations are involved principally in equipment leasing; real estate appraisal; sales of tax-deferred annuities, mutual funds and property and casualty insurance; data processing services; and the development, operation and sale of real estate.

    During January 1995, the Bank completed the acquisition of a privately-held, Cleveland-based company specializing in leasing data processing, telephone and other capital equipment, as well as the acquisition of a computer service bureau which provides substantially all of the Bank's data processing services. Both of these companies are operated as subsidiaries of the Bank.

EMPLOYEES

    At December 31, 1995, Charter One and its subsidiaries employed 2,416 full-time equivalent employees, none of whom is represented by a collective bargaining group. Management considers its relations with its employees to be excellent.

    Charter One currently maintains a comprehensive employee benefit program providing, among other benefits, an ESOP plan, a 401(k) savings plan, hospitalization and major medical insurance, paid sick leave, long-term disability insurance and life insurance and educational programs.


REGULATION

    General. Charter One is a savings and loan holding company and, as such, is subject to regulation by the OTS. Charter One Bank is a federally chartered savings bank and is a member of the FHLBS, while its deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The lending activities of Charter One Bank must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also conducts examinations of SAIF members. The Bank must file reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of depositors. The following discussion provides an overview of regulations that have the most significant effect on Charter One.

    The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 effected a comprehensive reorganization of the thrift industry regulatory structure and insurance system. Then, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") legislated extensive changes to federal banking laws. Because of the comprehensive nature of the changes and extended phase-in periods, many of the provisions of FDICIA have yet to be implemented by the regulators. There can be no assurances as to the future effects of recently adopted changes.

    Capital Requirements. Regulatory capital standards for savings institutions consist of three components: a core capital requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required to be no less stringent than the corresponding requirements applicable to national banks.

    All savings institutions must have core capital of at least 3.00% of adjusted total assets. Charter One Bank's core capital equals shareholders' equity adjusted for net unrealized gains and losses on securities available for sale less the capitalization of the parent company, its investment in a real estate subsidiary and goodwill. Charter One Bank's core capital ratio was 6.11% at December 31, 1995.

    Savings institutions have a statutory requirement to maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, Charter One Bank's tangible capital is equal to its core capital. At December 31, 1995, Charter One Bank's tangible capital ratio was 6.11%.

    The risk-based capital standard adopted by the OTS currently requires savings institutions to maintain a minimum ratio of total capital (core capital plus supplementary capital) to risk-weighted assets of 8.00%. At the end of 1995, Charter One Bank's supplementary capital consisted of general valuation allowances. Supplementary capital may be used to satisfy the risk-based requirement only up to an amount equal to core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks which OTS deems inherent in the type of assets. Charter One Bank's risk-based capital ratio was 14.29% at December 31, 1995.

    The OTS has also added an interest rate risk component to the risk-based requirement. Each savings institution must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the institution will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. The OTS is also required to adjust the risk-based capital requirement to take into account risks due to concentrations of credit and non-traditional activities. The OTS is proposing to impose individualized higher capital requirements on savings institutions which have a high degree of exposure to such risks on a case-by-case basis. In addition, the OTS has indicated that examiners may require institutions with large unrealized losses on debt securities to hold additional capital if the regulators have a safety and soundness concern. The regulators have expressed no such concern as to the Bank as of December 31, 1995.

    See "MD&A - Capital and Dividends" and Note 16 of the "Notes to Consolidated Financial Statements" for a discussion of Charter One Bank's capital calculation and its compliance with various minimum regulatory capital requirements at December 31, 1995.

    FDICIA requires the federal banking regulators to take prompt corrective action if an institution fails to satisfy minimum capital requirements or is found to be in an unsafe or unsound condition. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any of its capital requirements. The federal banking regulators measure a depository institution's capital adequacy on the basis of a savings institution's total risk-based capital ratio, Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and core capital, or leverage ratio. All institutions are classified as either well capitalized, adequately capitalized or significantly under capitalized. Institutions classified as either undercapitalized or significantly undercapitalized (based either on normal capital ratios or safety and soundness considerations) are subject to various restrictions on their operations and regulatory demands for recapitalization. At December 31, 1995, the Bank's Tier 1 risk-based ratio was 13.44% and, as previously discussed, its risk-based and core capital ratios were 14.29% and 6.11%, respectively. As a result, Charter One Bank was considered well capitalized for purposes of this regulation at the end of 1995. Charter One Bank is not, and does not expect to become, subject to corrective regulatory action.

    Capital Distributions Regulation. The OTS regulation on capital distributions imposes limits on all capital distributions by savings institutions. Since this regulation applies to Charter One Bank, it affects the Bank's ability to pay dividends to its parent, Charter One, which in turn pays dividends to its shareholders. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. An institution that has regulatory capital which is at least equal to its fully phased-in capital requirement, and has not been notified that is "is in need of more than normal supervision," is a Tier 1 institution. Charter One Bank was a Tier 1 institution at the end of 1995. A Tier 1 institution is permitted to make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. In December 1994, the OTS proposed revisions to its capital distribution regulations to conform with the capital adequacy classification adopted under FDICIA. Under the proposal, savings associations generally would be authorized to make capital distributions so long as they are not deemed in troubled condition and would remain classified as at least adequately capitalized following a proposed distribution. Savings associations held by savings and loan holding companies would still be required to submit prior written notification to the OTS, as is the case at the end of 1995.

    Charter One's principal source of capital is dividends paid to it by Charter One Bank. In 1995, Charter One Bank paid dividends of $47.5 million to the Company. The above-described regulation on capital distributions does not currently affect the ability of Charter One to pay dividends to its shareholders. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters" for dividends paid to shareholders.

    Deposit Insurance. Charter One Bank's deposits are insured up to $100,000 by the FDIC through the SAIF and backed by the full faith and credit of the United States Government. The Bank is charged an annual premium for this insurance. The rate assessed is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

    The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time.

    The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, SAIF assessments are from .23% to .31% of insured deposits of the institution and BIF assessments are from .00% to .27%, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. See "MD&A - Financial Condition - Deposits and Other Sources of Funds" for a discussion of the deposit insurance premium disparity between commercial banks and thrifts.

    Classification of Assets. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. General valuation allowances for loan losses are required to be established, as needed, for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as a loss or charge off such amount. The institution's OTS Regional Director has the authority to approve, disapprove or modify any asset classification, or the amounts established as allowances for loan losses. Management believes that following these procedures results in a level of valuation allowances that is consistent with generally accepted accounting principles. For additional information, see "Business - Delinquencies and Nonperforming Assets."

    Community Reinvestment Act. Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. The OTS has recently revised regulations governing community reinvestment to evaluate actual lending and investment within an association's designated service area, with particular emphasis on low-to-moderate income areas and borrowers. These new regulations also evaluate an association's service to low and moderate-income areas in terms of branch locations. The Bank does not anticipate a significant impact on its operations as a result of these revised regulations.

    Federal Home Loan Bank System. Charter One Bank is a member of the FHLBS, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions by offering funding sources in the form of FHLB advances. As a member of the FHLB of Cincinnati, Charter One Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati based on the size of its residential mortgage portfolio and the outstanding FHLB advances and letters of credit. The Bank is also required to hold shares of capital stock in the FHLB of Indianapolis (of which First Federal was a member) until FHLB advances issued to First Federal prior to the Merger mature. Charter One Bank is in compliance with these requirements at December 31, 1995, with a consolidated investment in FHLB stock of $178.1 million.


FEDERAL AND STATE TAXATION

    Federal Taxation. Charter One is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which subject corporations to an income tax generally calculated at 35% of taxable income. The Company and its subsidiaries file a consolidated federal income tax return.

    Savings and loans such as Charter One Bank that meet certain definitional tests and other conditions prescribed by the Code are allowed to establish a bad debt reserve, which may be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is based upon (i) actual loss experience; or (ii) a percentage of taxable income before such deduction. The bad debt reserve deduction is only available to reduce taxable income of Charter One Bank.

    Charter One Bank primarily has used the percentage of taxable income method for tax return purposes. Under this method, the bad debt reserve deduction is 8% of taxable income.

    Under the Tax Reform Act of 1986, no deduction is available to a savings and loan institution under the percentage of taxable income method in the event that less than 60% of the total dollar amount of the assets of the institution falls within certain designated categories. As of December 31, 1995, Charter One Bank's asset composition qualified it to take the maximum allowable bad debt deduction under the percentage of taxable income method.

    The bad debt deduction under the percentage of taxable income method is subject to additional limitations. It is available only to the extent that the accumulated bad debt reserve for losses on qualifying real property loans does not exceed 6% of such loans at year end. The bad debt deduction is further limited to the amount which, when added to the bad debt reserve for losses on nonqualifying loans, equals the amount by which 12% of total deposits or withdrawable accounts of depositors at year end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. It is not currently expected that these limitations will restrict Charter One Bank from making the maximum addition to its bad debt reserve.

    Under the experience method, Charter One Bank is permitted to maintain its qualifying bad debt reserve at its December 31, 1987 level as long as its outstanding qualifying real property loans remain at or above the level on that date.

    Earnings appropriated to Charter One Bank's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation) without payment of federal income taxes on such dividends or distributions by Charter One Bank, at the then current tax rate, on the amount deemed removed from the bad debt reserve. The amount deemed removed from such reserve and thus treated as income to Charter One Bank would include not only the amount actually distributed, but would also be increased (subject to certain limitations) by the amount of the tax payable by reason of such distribution. As of December 31, 1995, Charter One Bank had approximately $167.8 million of accumulated earnings on which federal income taxes have not been paid. This amount represents allocations of income to bad debt reserve of Charter One Bank through December 31, 1987, for tax computation purposes.

    At December 31, 1995, the Company had no net operating loss carryforwards for federal income tax purposes. Federal income tax rules allow net operating losses to be carried back three years and carried forward 15 years.

    Audits of tax returns have been completed by the Internal Revenue Service with respect to tax returns through 1993 for Charter One Bank and through 1988 for FirstFed. However, FirstFed is currently under audit by the Internal Revenue Service with respect to tax returns from 1989 through 1995. No material tax liabilities are outstanding related to tax issues for 1995 and prior years.

    See Note 1 and Note 14 of the "Notes to Consolidated Financial Statements" for further information concerning the financial statement reporting of federal income taxes of the Company.

    State Taxation. Charter One is subject to the Ohio franchise tax on holding companies of financial institutions. The tax imposed is the greater of the tax on net worth after adjustments to exclude the portion attributable to the financial institution or the tax on net income. The tax on net income is computed on federal taxable income adjusted to exclude distributions from the financial institutions, and subject to certain other adjustments. The rate of tax differs for the net worth and net income computations and can include a surtax if based on net income and an add-on litter tax under either method. Charter One is also subject to the Delaware franchise tax, which is based on the total number of authorized shares of stock.

    Charter One Bank is also taxed under Ohio law. Charter One Bank is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets. As a result of the Merger, the resulting net taxable value is apportioned between Ohio and Michigan, with the Ohio portion taxed at a rate of 1.5%.

    Additionally, as a result of the Merger, the Company is now subject to taxes imposed by the State of Michigan. The Single Business Tax ("SBT") is the primary tax, and is a value-added type of tax for the privilege of doing business in the State of Michigan and carries a tax rate of 2.30%. The major components of the tax base are: compensation, federal taxable income and depreciation, less the cost of acquisition of tangible assets during the year. Charter One and its Michigan subsidiaries file separate returns. The Bank is also subject to an Intangibles Tax of $.20 on each $1,000 of Michigan savings deposits, which amounted to $367,000 for 1995. The State of Michigan had audited First Federal through 1990. No material tax liabilities are outstanding related to tax issues for 1990 and prior years. SBT rules have no net operating loss carryback provisions; however, losses may be carried forward for 10 years. Because of FirstFed's loss in 1994, the Company had a net operating loss carryforward for SBT purposes of approximately $52 million at December 31, 1995.

EXECUTIVE OFFICERS

    Executive Officers of the Registrant. The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by its Board of Directors to serve until the next annual election of officers following the annual meeting of shareholders.


                                   Age at
                                  December                                                              Officer
            Name                    1995                   Position With The Company                     Since
           -----                  -------                  -------------------------                    ------
Charles John Koch . . . . .          49          Chairman of the Board, President and                    1987
                                                   Chief Executive Officer
Mark D. Grossi  . . . . . .          42          Senior Vice President                                   1992
John David Koch . . . . . .          43          Senior Vice President                                   1987
Richard W. Neu  . . . . . .          39          Senior Vice President and Treasurer                     1995
Robert J. Vana  . . . . . .          46          Chief Corporate Counsel and Corporate Secretary         1987


      Executive Officers of the Bank. The following table sets forth certain information regarding the executive officers of the Bank. The executive officers of the Bank are elected annually by the Board of Directors to serve until the next annual election of officers.



                                    Age at
                                   December                                                         Officer
            Name                    1995                    Position With The Bank                   Since
           -------                 -------                 -------------------------                -------

Charles John Koch . . . . .          49          Chairman of the Board, President and                    1976
                                                   Chief Executive Officer
Mark D. Grossi  . . . . . .          42          Executive Vice President, Retail Banking                1992
John David Koch . . . . . .          43          Executive Vice President, Lending and Credit            1982
                                                  Administration and President of First Financial
                                                  Services and Development Corporation
Richard W. Neu  . . . . . .          39          Executive Vice President and Chief Financial            1995
                                                  Officer
Robert J. Vana  . . . . . .          46          Senior Vice President and Corporate Secretary           1982


      Charles John Koch has been President of Charter One Bank since 1980 and was Chief Operating Officer of Charter One from 1980 to 1988, when he was appointed Chief Executive Officer of Charter One. In February 1995, he was appointed Chairman of the Board of the Company and of the Bank. Mr. Koch is the brother of John David Koch.

      Mark D. Grossi has been Senior Vice President of the Company and an Executive Vice President of the Bank, responsible for retail banking and branch administration, since the Company's merger with First American Savings Bank in September 1992. Prior to the merger, he was President and Chief Executive Officer of First American from December 1989 and the President and Chief Operating Officer from 1987 to 1989.

      John David Koch joined the Bank in 1982 and is a Senior Vice President of the Company and an Executive Vice President of the Bank. Mr. Koch is responsible for the Credit and Lending functions of the Bank and has management responsibility for numerous service corporations. In February 1995, he was elected as a Director of the Company and of the Bank. Mr. Koch is the brother of Charles John Koch.

      Richard W. Neu is Senior Vice President and Treasurer of Charter One Financial, Inc., and is Executive Vice President and Chief Financial Officer of its wholly owned subsidiary, Charter One Bank, F.S.B. He joined Charter One from First Federal of Michigan upon the Merger. He had served as Executive Vice President and Chief Financial Officer of First Federal since 1989, and joined First Federal in 1985.

      Robert J. Vana has been Chief Corporate Counsel and Corporate Secretary of the Company since 1988 and joined the Bank as Senior Vice President and Corporate Secretary in 1982.

ITEM 2.  PROPERTIES

      Charter One Bank's executive offices are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by a subsidiary of the Bank. The bank operates a branch facility in the building and leases a portion of the office space. Charter One Bank also maintains an operations center in a single-story building owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including a 23-story office building in Detroit, nine-story office building in Toledo, and a four-story office building in downtown Canton. The buildings in Detroit, Toledo and Canton each include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

      Charter One Bank conducts business from 94 banking offices located throughout Ohio, 61 banking offices in Michigan and 9 loan production offices in Ohio, Michigan, Indiana and Kentucky. The Bank operates 125 ATM's at various of its branch offices and is a member of the Money Access Center System ("MAC"), which provides its customers access to ATMs nationwide. A summary of the Bank's banking and loan production offices by market area is presented in the table below. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

                                Metropolitan Area                                Owned      Leased       Total
                                -----------------                               ------      ------       -----
Ohio
  Cleveland . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            27          19          46
  Akron . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5           7          12
  Columbus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           2           2
  Youngstown  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2           1           3
  Toledo  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19           1          20
  Portsmouth  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2           -           2
  Canton  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10           4          14
                                                                                 ----        ----        ----
    Ohio total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            65          34          99
                                                                                 ----        ----        ----

Indiana and Kentucky                                                                -           2           2

Michigan
  Detroit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            52           2          54
  Grand Rapids  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1           -           1
  Kalamazoo . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3           1           4
  Lansing/Owosso  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3           1           4
                                                                                 ----        ----        ----
    Michigan total  . . . . . . . . . . . . . . . . . . . . . . . . . .            59           4          63
                                                                                 ----        ----        ----
        Total banking and loan production offices . . . . . . . . . . .           124          40         164
                                                                                 ====        ====        ====



ITEM 3.  LEGAL PROCEEDINGS

      The Bank and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed by management to be material to the financial condition of the Bank, except as discussed below.

      Prior to the Merger, Charter One and First Federal each filed a lawsuit against the United States Government based upon the breach of certain agreements between Charter One and First Federal (individually) and the former Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation involving supervisory goodwill in the aggregate amount of approximately $118 million. CHARTER ONE BANK, F.S.B. vs. THE UNITED STATES, No. 95-528(c) was filed in the Court of Federal Claims on August 8, 1995. FIRST FEDERAL OF MICHIGAN vs. THE UNITED STATES, No. 95-464(c), was filed in the Court of Federal Claims on July 20, 1995. The lawsuits are presently stayed pending the outcome of WINSTAR CORPORATION vs. THE UNITED STATES OF AMERICA, which is scheduled to be decided by the Supreme Court of the United States. While management believes, based upon the advice of legal counsel, that its claims are meritorious, no assurances can be given as to the final outcome of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1995 other than the special meeting held on October 27, 1995, to consider the Merger. Results of that meeting were reported on the Form 8-K for the event on October 31, 1995.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      See "MD&A - Capital and Dividends" for information required by this item.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        AT AND FOR THE YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                               1995          1994          1993          1992          1991
                                               ----          ----          ----          ----          ----
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA(2):
Interest income . . . . . . . . . . . .   $ 1,087,410     1,006,180     1,082,156     1,131,758     1,259,296
Interest expense  . . . . . . . . . . .       769,594       694,207       774,762       884,752     1,050,351
                                            ---------     ---------     ---------     ---------     ---------
Net interest income . . . . . . . . . .       317,816       311,973       307,394       247,006       208,945
Provision for loan and lease losses . .         1,032         2,948         7,549        12,544        14,260
Net interest income after provision         ---------     ---------     ---------       -------      --------
 for loan and lease losses  . . . . . .       316,784       309,025       299,845       234,462       194,685
Other income:
  Net gain (loss) . . . . . . . . . . .       (92,303)     (145,786)        6,832        25,078        58,877
  Other . . . . . . . . . . . . . . . .        44,467        35,397        33,027        28,414        31,190
Administrative expenses . . . . . . . .       215,743       175,961       178,889       167,516       166,929
Income before income taxes,                  --------       -------       -------       -------       -------
 extraordinary item and cumulative
 effect of accounting change. . . . . .        53,205        22,675       160,815       120,438       117,823
Federal income taxes  . . . . . . . . .        19,173         7,056        56,415        42,270        42,857
Income before extraordinary item             --------      --------       -------       -------       -------
 and cumulative effect of
 accounting change  . . . . . . . . . .        34,032        15,619       104,400        78,168        74,966
Extraordinary item - early
 extinguishment of debt . . . . . . . .             -       (12,348)            -             -           (66)
Cumulative effect of accounting
 change(1)  . . . . . . . . . . . . . .             -             -             -        14,825             -
                                              -------        -------      -------      --------       -------
Net income  . . . . . . . . . . . . . .   $    34,032         3,271       104,400        92,993        74,900
Earnings per common and common                =======        =======       ======       =======       =======
 equivalent share(2):
Primary:
  Income before extraordinary item
   and accounting change  . . . . . . .   $       .74           .34          2.29          1.96          1.91
  Extraordinary item - early
   extinguishment of debt . . . . . . .             -          (.27)            -             -             -
  Cumulative effect of accounting
   change . . . . . . . . . . . . . . .             -             -             -           .37             -
                                              -------         -----         -----        ------        ------
  Net income  . . . . . . . . . . . . .   $       .74           .07          2.29          2.33          1.91
Dividends declared and paid per                ======        ======        ======        ======       =======
 common share(3)  . . . . . . . . . . .   $       .75           .59           .42           .31           .28
Common stock price range:
  High  . . . . . . . . . . . . . . . .         33.38         24.00         25.00         20.00         14.22
  Low . . . . . . . . . . . . . . . . .         18.88         17.75         17.00         11.33          5.55
Dividend payout ratio . . . . . . . . .        101.35%            *         18.34%        13.30%        14.66%

--------------------------
*   Not meaningful.
(1) During 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."
(2) During 1995 and 1992, the Company completed mergers which were accounted for as a pooling of interests. Results have been restated to reflect the pooling of interests.
(3) The amounts presented herein are historical per share amounts declared and paid by the Company, as adjusted for stock splits, prior to mergers accounted for as a pooling of interests.

                                                      AT AND FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                            1995           1994           1993           1992           1991
                                            ----           ----           ----           ----           ----
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL CONDITION AND
 OTHER DATA:
Cash, federal funds sold and other   $    658,371        341,935        271,643        266,060        307,252
Investment securities . . . . . . .       407,427        467,247        428,579        687,285      1,454,791
Mortgage-backed securities  . . . .     5,314,749      6,628,591      6,718,615      5,946,949      5,312,151
Loans and lease financings, net . .     6,678,600      6,592,975      6,562,088      6,234,954      6,152,302
Other assets  . . . . . . . . . . .       519,712        491,432        466,583        499,612        512,888
                                       ----------      ---------      ---------      ---------      ---------
  Total assets  . . . . . . . . . .  $ 13,578,859     14,522,180     14,447,508     13,634,860     13,739,384
                                       ==========      =========      =========      =========      =========
Deposits  . . . . . . . . . . . . .  $  7,012,491      7,089,153      7,280,125      7,088,649      7,610,475
FHLB advances . . . . . . . . . . .     3,163,144      2,968,290      2,316,523      2,203,627      1,834,359
Other borrowings  . . . . . . . . .     2,298,540      3,415,305      3,692,732      3,275,105      3,227,041
Other liabilities . . . . . . . . .       260,286        225,761        255,889        333,628        417,545
Shareholders' equity
 (substantially restricted) . . . .       844,398        823,671        902,239        733,851        649,964
  Total liabilities and                 ---------      ---------      ---------      ---------      ---------
   equity . . . . . . . . . . . . .  $ 13,578,859     14,522,180     14,447,508     13,634,860     13,739,384
                                       ==========     ==========    ===========    ===========     ==========
Total assets as initially            $ 13,578,859      6,130,172      5,215,426      4,261,850      3,665,755
Loan servicing portfolio  . . . . .  $  1,181,245        883,399        960,318      1,223,993      1,901,080
Number of offices:
  Full service branches . . . . . .           155            157            170            173            173
  Loan production offices . . . . .             9              6              3              4              7
Number of shares outstanding  . . .    45,017,526     44,992,650     44,890,804     39,057,606     38,731,889
Book value per share  . . . . . . .        $18.76          18.31          20.10          18.79          16.78

SELECTED RATIOS:
Net yield on average interest-
 earning assets . . . . . . . . . .          2.24%          2.25%          2.18%          1.86%          1.56%
Interest rate spread during
Return on average . . . . . . . . .          2.00           2.02           1.89           1.53           1.18
 shareholders' equity . . . . . . .          3.93            .39          12.28          13.49          12.19
Return on average shareholders'
 equity as initially reported(2)             3.93          17.92          20.13          18.70          19.40
Return on average shareholders'
 equity (prior to extraordinary
 item and cumulative effect of
 accounting change) . . . . . . . .          3.93           1.87          12.28          11.34          12.20
Return on average assets  . . . . .           .23            .02            .72            .68            .54
Return on average assets (prior to
 extraordinary item and cumulative
 effect of accounting change) . . .           .23            .11            .72            .57            .54
Average shareholders' equity to
 average assets . . . . . . . . . .          5.91           5.84           5.84           5.01           4.45
Total shareholders' equity to total
 assets (at end of year)  . . . . .          6.22           5.67           6.24           5.38           4.73
Efficiency ratio(3) . . . . . . . .         59.34          50.48          52.12          60.14          68.19
Administrative expenses to
 average assets . . . . . . . . . .          1.47           1.23           1.23           1.22           1.21
Net interest income to
 administrative expenses  . . . . .          1.47x          1.77x          1.72x          1.47x          1.25x

-----------------------
(1) The amounts presented represent total assets as initially reported in the respective year's annual report to shareholders.
(2) The amounts presented represent return on average shareholders' equity as initially reported in the respective year's annual report to shareholders.
(3) Excluding merger expenses of $37.5 million, the 1995 efficiency ratio was 48.98%.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following financial review presents an analysis of the asset and liability structure of the Company and a discussion of the results of operations for each of the periods presented in the annual report and sources of liquidity and capital resources.

HOLDING COMPANY BUSINESS
------------------------

      Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware Corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank"). The business of the Bank and, therefore, the Company is providing consumer and business banking services to certain major markets in Ohio and, as of November 1995, in Michigan. At the end of 1995, the Bank was doing business through 155 full service banking branches and 9 loan production offices.

      Much of the Company's growth in recent years has been through merger and acquisition. On October 31, 1995, Charter One completed the most significant merger in its history when it combined with FirstFed Michigan Corporation ("FirstFed") in a merger of equals (the "FirstFed Merger") which was accounted for as a pooling of interests and accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in
Detroit, Michigan.    See Note 2 to the Consolidated Financial Statements for
further information concerning this merger.


GENERAL
-------

      The Bank's net income generally depends upon its net interest income, which is the difference between the interest and dividend income earned on its loans and investments and the interest expense on its deposits and borrowings. The Bank's net interest income is significantly affected by general economic conditions and policies of regulatory authorities.

      From time to time, unusual events can have a significant, nonrecurring effect on net income. Such events include regulatory actions, changes in accounting methods and transitional activities related to mergers and acquisitions. As discussed below, the FirstFed Merger had a major impact on 1995 results. Additionally, because the transaction was accounted for as a pooling of interests, it had a similar restructuring impact on combined results reported for 1994. Because of the size, timing and nature of the FirstFed Merger, much of the discussion here as it relates to historical results can not be meaningfully applied to future results and operations.


RESULTS OF OPERATIONS
---------------------

      For the year ended December 31, 1995, Charter One reported net income of $34.0 million, compared to $3.3 million and $104.4 million in the years ended December 31, 1994 and 1993, respectively. On a per share basis, net income was $.74, $.07 and $2.29 in 1995, 1994, and 1993, respectively. As discussed below, the FirstFed Merger had a significant impact on 1995 and 1994 results.

IMPACT OF FIRSTFED MERGER

1995 Impact

      An integral component of the FirstFed Merger was a plan to reposition the combined balance sheet in order to reduce the wholesale component of the Company's operation and conform the interest rate risk profile to that of Charter One before the merger. This plan, which was fully executed by year-end 1995, included the fourth quarter sale of $940 million of fixed, low-rate mortgage-backed securities, the sale of $330 million of fixed, low-rate mortgage loans, and a $740 million reduction in maturing agency investments. Proceeds from these sales and maturities were used to repay approximately $1.5 billion of short-term borrowings. Additionally, management took advantage of a relatively flat yield curve to lengthen the maturity of $900 million in medium-term borrowings. Finally, $750 million in interest rate exchange agreements ("swaps") and $800 million in interest rate cap agreements ("caps") were eliminated. The charges related to the repositioning and those related to the merger itself totaled $92.6 million, after tax, and are summarized below.

                                                                                       Effect on Year Ended
                                                                                        December 31, 1995
                                                                                       --------------------
                                                                                       Pretax         After
                                                                                       ------         -----
                                                                                      (dollars in thousands)
Merger expenses:
  Transaction costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (5,900)       (5,900)
  Severance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (18,715)      (12,163)
  Other costs to combine operations . . . . . . . . . . . . . . . . . . . . . . .       (12,913)       (8,392)
                                                                                        --------       -------
    Total merger expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (37,528)      (26,455)
Loss on loans and securities  . . . . . . . . . . . . . . . . . . . . . . . . . .       (25,545)      (16,605)
Termination of swaps and caps . . . . . . . . . . . . . . . . . . . . . . . . . .       (76,207)      (49,534)
                                                                                        --------       ------
  Impact of repositioning and merger expenses on 1995 results . . . . . . . . . .    $ (139,280)      (92,594)
                                                                                       ========        ======



1994 Impact

      FirstFed reported a net loss for 1994 which, because of pooling of interests accounting, is now reflected in Charter One's consolidated results for 1994. FirstFed's loss was the result of a financial restructuring undertaken in the first quarter of 1994, based upon an evaluation of its existing capital position and then current market conditions with a goal of increasing future core earnings and improving the corporation's overall financial profile. The major components of the restructuring were: (i) reducing mortgage-backed securities by $1.1 billion, (ii) terminating $900 million of interest rate swaps and eliminating the liabilities to which they were specifically assigned; (iii) extinguishing $194 million of FHLB advances;
(iv) recording a $52.7 million federal income tax benefit, and (v) adopting SFAS No. 72 to change the accounting for goodwill. When originally reported, the aggregate effect from these transactions was a net charge to FirstFed's after-tax net earnings of $146 million. However, in accounting for the FirstFed Merger, timing of the adoption of SFAS No. 72 was conformed to Charter One's adoption date of January 1, 1990, which reduced the net charge to the combined after-tax net earnings for 1994 to $114 million.

1993 Impact

      There were no unusual items of note that affected the 1993 combined results.

PERFORMANCE OVERVIEW

      Charter One's net income of $34.0 million for 1995 was significantly affected by the financial repositioning undertaken in conjunction with the FirstFed Merger. Excluding the impact of the repositioning and merger expenses, net earnings for 1995 were $126.6 million, or $2.76 per share. Charter One's core earnings for 1995, which exclude the merger-related items as well as other nonrecurring gains and losses, were the highest in its history at $183 million, up $15 million, or 9%, over 1994 and up $26 million, or 16%, over 1993.

      The following table summarizes the components of pretax core earnings.

                                                                           Year Ended December 31,
                                                                 -----------------------------------------------
                                                                 1995             1994             1993
                                                                 ----             ----             ----
                                                                        (dollars in thousands)
Net interest income . . . . . . . . . . . . . . . . . .       $  317,816          311,973          307,394
Provision for losses  . . . . . . . . . . . . . . . . .           (1,032)          (2,948)          (7,549)
Other income, excluding gains and losses  . . . . . . .           44,467           35,397           33,027
Administrative expenses . . . . . . . . . . . . . . . .         (178,215)        (175,961)        (175,589)
                                                                --------          --------        --------
  Pretax core earnings  . . . . . . . . . . . . . . . .       $  183,036          168,461          157,283
                                                                 =======          =======         ========



      In general, the above comparison reflects consistent growth in net interest income, the Company's low credit risk as characterized by modest provision levels and an increasing percentage of core earnings being derived by non-interest income. Additionally, the table illustrates the Company's efforts to control overhead costs with an efficiency ratio

(excluding merger-related expenses) of 49% in 1995 and 50% and 51% in 1994 and 1993, respectively. The efficiency ratio is the ratio of administrative expenses (excluding goodwill amortization) to net interest income and other income exclusive of net gains and losses.

NET INTEREST INCOME

      Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality.

      Net interest income for 1995 was $317.8 million, an increase of $5.8 million, or 1.9%, over net interest income in 1994. The yield on interest-earning assets increased by 40 basis points in 1995 as compared to the yield in 1994. This increase was due to higher market interest rates in 1995. Also, assets were shifted out of lower yielding mortgage-backed securities available for sale and re-invested in higher yielding mortgage-backed securities, investment securities and loans. During the same period, the cost of interest-bearing liabilities increased by 42 basis points. This was due to higher market interest rates and customers shifting retail deposits from core accounts to certificates of deposit. The average balance of retail certificates of deposit was $480.4 million higher in 1995 than 1994. Conversely, core deposit average balances (checking, savings and money market accounts) were $329.3 million lower in 1995 as compared to 1994. The change in the mix of the deposit balances accounted for $23.6 million of the $41.1 million increase in deposit interest expense. This resulted in the interest rate spread decreasing by 2 basis points to 2.00% for 1995. The net yield on average interest-earning assets was 2.24% in 1995 as compared to 2.25% for 1994. The at period end net yield on interest-earning assets was 2.78% at December 31, 1995. The improvement was primarily due to the previously discussed financial repositioning that was executed in the fourth quarter of 1995.

      Net interest income for 1994 was $312.0 million as compared to $307.3 million for 1993. This $4.6 million, or 1.5%, increase was primarily due to the cost of interest-bearing liabilities decreasing faster than the yield on interest-earning assets. The cost of interest- bearing liabilities was 55 basis points less in 1994 than in 1993. The yield on interest-earning assets decreased by 42 basis points in 1994 as compared to 1993. This resulted in the interest rate spread increasing to 2.02% in 1994 as compared to 1.89% for 1993. The net yield on average interest-earning assets increased by 7 basis points to 2.25% for 1994 from 2.18% in 1993.

      The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Average balances are calculated on a daily basis.

                  AVERAGE BALANCES, INTEREST AND YIELDS/COSTS

                                                                Year Ended December 31,
                                   -----------------------------------------------------------------------------------------
                                             1995                             1994                      1993
                                   ------------------------       --------------------------    --------------------------
                                                        Avg.                            Avg.                           Avg.
                                   Average             Yield/     Average              Yield/    Average              Yield/
                                   Balance   Interest   Cost      Balance    Interest   Cost     Balance    Interest   Cost
                                   -------   -------   -----      -------    --------  -----     --------   --------   ----
Interest-earning                                                   (dollars in thousands)
 assets:
  Loans and lease
   financings(1)......          $6,702,155  $ 557,936   8.32%  $ 6,577,988 $  532,719   8.10% $ 6,763,975  $ 585,859   8.66%
  Mortgage-backed
   securities:
    Available for sale             368,526     23,820   6.46     1,137,084     64,482   5.67      339,683     20,946   6.17
    Held to maturity             5,808,992    418,344   7.20     5,326,992    364,306   6.84    6,028,176    423,345   7.02
  Investment
   securities:
    Available for sale             893,433     59,746   6.69       418,125     26,122   6.25        6,597        309   4.68
    Held for
     investment.......                   -          -      -             -          -      -      561,648     33,233   5.92
  Other interest-
   earning assets ....             412,543     27,564   6.68       375,819     18,551   4.94      375,752     18,464   4.91
                               ----------- ----------  -----   ----------- ----------  -----  ----------- ----------  -----
     Total interest-
      earning assets            14,185,649  1,087,410   7.67    13,836,008  1,006,180   7.27   14,075,831  1,082,156   7.69
                                           ----------                      ----------                     ----------
  Noninterest-earning
   assets(2) .........             478,640                         486,209                        481,932
                               -----------                     -----------                    -----------
     Total assets.....         $14,664,289                    $ 14,322,217                   $ 14,557,763
                               ===========                     ===========                    ===========

Interest-bearing
  liabilities:
  Deposits:
   Checking, savings
     and money
     market accounts            $2,577,863     62,582   2.43   $ 2,907,169     70,108   2.41  $ 2,853,431     74,322   2.60
    Certificates of
      deposit ........           4,614,460    284,023   6.16     4,077,693    235,386   5.77    4,659,046    289,532   6.21
                               ----------- ----------  -----   ----------- ----------  -----  ----------- ----------  -----
       Total deposits            7,192,323    346,605   4.82     6,984,862    305,494   4.37    7,512,477    363,854   4.84
                               ----------- ----------  -----   ----------- ----------  -----  ----------- ----------  -----
  FHLB advances.......           2,902,779    177,704   6.12     2,770,428    150,744   5.44    2,336,671    142,088   6.08
  Other borrowings....           3,467,715    245,285   7.07     3,474,927    237,969   6.85    3,520,216    268,820   7.64
                               ----------- ----------  -----   ----------- ----------  -----  ----------- ----------  -----
    Total borrowings..           6,370,494    422,989   6.64     6,245,355    388,713   6.22    5,856,887    410,908   7.02
                               ----------- ----------  -----   ----------- ----------  -----  ----------- ----------  -----
    Total interest-
    bearing
    liablities........          13,562,817    769,594   5.67    13,230,217    694,207   5.25   13,369,364    774,762   5.80
                                           ----------                      ----------                     ----------
  Noninterest-bearing
   liabilities........             235,003                         255,259                        338,309
                               -----------                     -----------                    -----------
   Total liabilities            13,797,820                      13,485,476                     13,707,673
Shareholders' equity               866,469                         836,741                        850,090
                               -----------                     -----------                    -----------
   Total liabilities
   and share-
   holders' equity             $14,664,289                    $ 14,322,217                   $ 14,557,763
                               ===========                     ===========                    ===========
Net interest income                         $ 317,816                      $  311,973                      $ 307,394
                                           ==========                      ==========                     ==========
Interest rate spread                                    2.00                            2.02                           1.89
                                                        ====                            ====                           ====
Net yield on average
 interest-earning
 assets . . . .                                         2.24                            2.25                           2.18
                                                        ====                            ====                           ====
Average interest-
 earning assets to
 average interest-
 bearing liabilities                                   104.6%                          104.6%                         105.3%
                                                       =====                           =====                          =====

-------------------------

(1)   Nonaccrual loans are included in the average balance.
(2)   Includes mark-to-market adjustments on securities available for sale.

The following rate-volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated.

                              RATE/VOLUME ANALYSIS

                                       Year Ended December 31, 1995 v. 1994    Year Ended December 31, 1994 v. 1993
                                       -------------------------------------    -----------------------------------
                                     Increases (Decrease) Due To               Increase (Decrease) Due To
                                     ----------------------------              --------------------------
                                         Rate(1)     Volume(1)      Total        Rate(1)     Volume(1)        Total
                                         -------     --------       -----        -------     --------         -----
                                                                  (dollars in thousands)
Interest income:
  Loans and leases  . . . . . . . .     $  15,048      10,169        25,217       (37,342)    (15,798)        (53,140)
  Mortgage-backed securities:
    Available for sale  . . . . . .         7,973     (48,635)      (40,662)       (1,814)     45,350          43,536
    Held to maturity  . . . . . . .        19,971      34,067        54,038       (10,849)    (48,190)        (59,039)
  Other securities:
    Available for sale  . . . . . .         1,961      31,663        33,624           137      25,676          25,813
                                                -           -             -             -           -               -
  Other interest-earning assets . .         7,056       1,957         9,013       (16,684)    (16,613)        (33,287)
                                            -----      ------        ------        ------      ------         -------
      Total . . . . . . . . . . . .        52,009      29,221        81,230       (66,401)     (9,575)        (75,976)
Interest expense:                          ------      ------        ------        ------       -----          ------
  Checking, savings and
   money market accounts  . . . . .         1,316      (8,842)       (7,526)       (5,593)      1,379          (4,214)
  Certificates of deposit . . . . .        16,197      32,440        48,637       (19,654)    (34,492)        (54,146)
  FHLB advances . . . . . . . . . .        19,510       7,450        26,960       (15,949)     24,605           8,656
  Other borrowings  . . . . . . . .         7,811        (495)        7,316       (27,433)     (3,418)        (30,851)
                                            -----       ------         ----         -----        ----          ------
      Total . . . . . . . . . . . .        44,834      30,553        75,387       (68,629)    (11,926)        (80,555)
                                           -----       ------        ------        ------      ------          ------
Change in net interest income . . .     $   7,175      (1,332)        5,843         2,228       2,351           4,579
                                            =====       =====         =====         =====       =====           =====

----------------------
(1) Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.


PROVISION FOR LOAN AND LEASE LOSSES

      The provision for loan and lease losses represents a charge against current earnings in order for management to maintain the allowance for loan and lease losses at a level that will absorb estimated future loan and lease charge-offs. The provision for loan and lease losses was $1.0 million in 1995 as compared to $2.9 million in 1994 and $7.5 million in 1993. The decrease in the provision was primarily due to improvements in the nonperforming loan and lease balances and actual loss experience. Nonperforming loans and leases as a percentage of total loans and leases were .65% at December 31, 1995. This was an improvement over the December 31, 1994 and 1993 ratios of .75% and .96%, respectively. Net loan and lease charge-offs have remained low. They were
 .02%, .04% and .06% of average loan and lease balances for 1995, 1994 and 1993, respectively. For a further discussion about nonperforming assets and the allowance for loan and lease losses - see "Financial Condition - Loans and Leases".

OTHER INCOME

      Other income for 1995 was a negative $47.8 million as a result of the balance sheet repositioning implemented in conjunction with the previously discussed FirstFed Merger. Income from leasing operations contributed $7.9 million to other income in 1995. There was no comparable amount in 1994 as the acquisition of ICX Corporation ("ICX") occurred in January of 1995. See Note 2 to the Consolidated Financial Statements for a further discussion of the ICX acquisition. Service fees and other charges increased by $2.2 million, or 9.1%, in 1995 as compared to 1994. This was primarily due to increases in checking account and ATM fee income. Management will attempt to continue this growth in checking account and ATM fee income by introducing Charter One's checking account products and pricing strategy in the Michigan market in 1996. These two increases in fee income were partially offset by a decrease in loan servicing fees of $1.2 million. This decrease was primarily due to lower average balances of loans serviced for others. This balance was decreasing due to repayments of the existing portfolio and fewer loan sales that would have increased the loans serviced for others portfolio. Sales were lower as management was building the balance of loans in the Bank's own portfolio in an effort to increase the Bank's yield on interest-earning assets.

      Other income for 1994 was a negative $110.4 million due to the loss on the termination of interest rate exchange agreements associated with FirstFed's 1994 restructuring, as previously discussed. There was no similar event in 1993.

Excluding that loss, other income for 1994 was $45.0 million as compared to $39.9 million in 1993. This $5.1 million increase was due to increases in services fees and other charges as well as larger net gains on sales in 1994 than in 1993. These increases were partially offset by lower loan servicing fees.

      Loan servicing fees for 1994 were 6.4% lower than 1993 due to lower prepayment penalty fees collected on commercial real estate loans paid off and mortgage-backed securities which were called as a result of "clean-up" provisions in the security structure. These fees were approximately $400,000 less in 1994 as compared to 1993.

      Service fees and other charges increased $3.7 million to $24.4 million in 1994 as compared to $20.7 million in 1993. This 18.0% increase was primarily due to increases in retail deposit account service charges and fees, which resulted from increases in both the volume of checking accounts and ATM transactions and the per transaction charges for these accounts and transactions.

ADMINISTRATIVE EXPENSES

      Administrative expenses in 1995 were $215.7 million. Included in that amount were one-time expenses of $37.5 million related to the FirstFed Merger. There were no comparable merger-related expenses in 1994. Excluding the 1995 merger-related expenses, administrative expenses were $178.2 million compared to $176.0 million for 1994, an increase of $2.3 million, or 1.3%. This increase was primarily due to salaries and employee benefits expenses which increased by $5.5 million, or 6.6%. That increase was partially offset by reductions in other administrative expenses.

      Compensation and employee benefits expenses increased primarily due to increases in the number of employees. In January of 1995, Charter One acquired two new subsidiaries, ICX Corporation and Accredited Computer Services. Those acquisitions were the primary reasons the employee count and, consequently, compensation and employee benefits expense increased in 1995.

      Other administrative expenses were lower in 1995 as a result of the discontinuance of FirstFed's Virginia and Grand Rapids, Michigan branch operations in 1994. Administrative expenses for 1995, excluding merger-related expenses, were 1.22% of average assets compared to 1.23% for 1994. The Company's efficiency ratio, excluding the one-time merger-related expenses, was 48.98% for 1995 as compared to 50.48% for 1994.

      Administrative expenses in 1994 were $176.0 million as compared to $178.9 million in 1993, a decrease of $2.9 million, or 1.6%. The decrease was primarily due to $2.3 million in severance payments and $1.0 million lease termination costs in 1993 related to the acquisition of Women's Federal Savings Bank.

      Compensation and employee benefits expense increased by $1.8 million, or 2.2%, to $83.7 million in 1994. This increase was a result of deferring fewer costs to originate loans in 1994 than 1993 due to lower loan volumes in 1994. This increase to compensation and employee benefits expense was partially offset by the discontinuance of FirstFed's operations in South Carolina in 1993, as well as Virginia and Grand Rapids, Michigan in the fourth quarter of 1994.

      Net occupancy and equipment expense was $24.5 million for 1994 as compared to $25.5 million in 1993. This $914,000 decrease was primarily due to the discontinuance of operations by FirstFed in South Carolina in 1993.

      See "Financial Condition - Deposits and Other Sources of Funds" for a discussion of the potential impact of a one-time assessment to recapitalize the Savings Association Insurance Fund.

FEDERAL INCOME TAX EXPENSE

      The provision for federal income taxes for 1995 was $19.2 million as compared to $7.1 million for 1994. The primary reason for this increase was due to the increase in pre-tax book income. Pre-tax book income was $30.5 million higher in 1995 than 1994. The effective tax rates for 1995 and 1994 were 36% and 31%. For further information concerning the effective tax rates see Note 14 to the Consolidated Financial Statements.

      The provision for federal income taxes for 1994 decreased $49.4 million from 1993, due primarily to lower income before taxes in 1994 than 1993. The effective tax rates were 31% and 35% for 1994 and 1993, respectively. For further information concerning the effective tax rates see Note 14 to the Consolidated Financial Statements.

ASSET/LIABILITY MANAGEMENT
--------------------------

      Interest rate sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

      Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities.
In addition, a significant portion of the Company's adjustable-rate assets have limits on their maximum yield, whereas most of its interest-bearing liabilities are not subject to such limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable rate assets may reach their yield limits and not reprice.

The following table presents an analysis of the Company's interest-sensitivity gap position at December 31, 1995. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, the Company's historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger. Mortgage-backed securities committed to be sold are in the 0-6 Months column. All other interest-earning assets and interest-bearing liabilities are shown based on their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates.

                                    MATURITY/RATE SENSITIVITY

                                                            December 31, 1995
                              ------------------------------------------------------------------------------
                                                                                           Over
                              0-6          7-12        1-3          3-5         5-10         10
                             Months       Months      Years        Years       Years       Years       Total
                             ------       ------      -----        -----       -----       -----       -----
                                                         (dollars in thousands)
Interest-earning assets:
  Real estate mortgage
   loans and mortgage-
   backed securities:
    Adjustable rate.....   $3,311,330    925,341       319,960       79,416        3,604         -    4,639,651
    Fixed rate..........    1,082,528    649,954     1,867,092    1,136,575    1,346,566   489,457    6,572,172
  Business loans........       47,209        338         1,741        6,547          484     4,339       60,658
  Consumer loans........      283,578     37,625       103,759       86,465       68,300    10,520      590,247
  Lease financings......       19,709     19,710        56,411       23,372       11,419         -      130,621
  Investment securities,
   federal funds sold,
   interest-bearing
   deposits and other
   interest-earning
   assets...............      921,696     73,827             -       85,254          539         1    1,081,317
                           ----------   --------     ---------    ---------    ---------   -------   ----------
       Total............    5,666,050  1,706,795     2,348,963    1,417,629    1,430,912   504,317   13,074,666
                           ----------  ---------     ---------    ---------    ---------   -------   ==========
Interest-bearing
Liabilities:
  Deposits:
    Checking and
    savings accounts....       81,414     73,972     1,160,416      425,338            -         -    1,741,140
    Money market
    accounts............      829,086          -             -            -            -         -      829,086
    Certificates of
    deposit.............    2,107,481  1,095,917       784,729      211,440      239,784     2,914    4,442,265
  FHLB advances.........    1,983,009    244,555       551,835      355,052       20,442     8,251    3,163,144
  Other borrowings......    1,735,174     84,256       216,845      113,868      146,585     1,812    2,298,540
                            ---------  ---------      --------    ---------    ---------   -------   ----------
       Total............    6,736,164  1,498,700     2,713,825    1,105,698      406,811    12,977   12,474,175
                           ----------  ---------     ---------    ---------    ---------   -------   ==========
Excess (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities............   (1,070,114)   208,095      (364,862)     311,931    1,024,101   491,340
Impact of interest
 rate caps..............    1,486,987   (579,487)     (907,500)           -            -         -
Impact of interest rate
 swap agreements........      241,214   (155,000)        7,275      (93,489)           -         -
                            ---------   ---------    ---------    ---------    ---------   -------
Adjusted interest-
 sensitivity gap........   $  658,087   (526,392)   (1,265,087)     218,442    1,024,101   491,340
                            =========   ========    ==========    =========    =========   =======
Cumulative excess
 of interest-earning
 assets over interest-
 bearing liabilities....      658,087    131,695    (1,133,392)    (914,950)     109,151   600,491
                            =========   ========    ==========    =========    =========   =======
Cumulative interest-
 sensitivity gap as a
 percentage of total
 assets at December 31,
 1995...................          4.8%       1.0%         (8.3)%       (6.7)%        0.8%      4.4%
                                  ===        ===          ====         ====          ===       ===
Cumulative interest-
 sensitivity gap as a
 a percentage of
 total assets at
 December 31, 1994......          5.3%      (0.5)%       (17.2)%      (16.3)%       (3.5)%     4.2%
                                  ===       =====        =====        =====         =====      ===


      One of the principal operating strategies of Charter One has been to better match the terms to repricing of its interest rate-sensitive assets and liabilities to manage the sensitivity of the Company's earnings to changes in interest rates. Charter One's principal efforts in this strategy include (i) originating and retaining adjustable rate loans with shorter terms or more frequent repricing than fixed-rate mortgage loans, while offering sufficiently attractive yields to provide profitable margins over the Company's cost of funds, and (ii) lengthening the maturities of its interest-bearing liabilities. Management's goal is to manage the Company's interest rate risk by maintaining the gap between interest-earning assets and interest-bearing liabilities repricing within a one-year period to plus or minus 5% of total assets.

      As of December 31, 1995, the Company had a limited number of swaps and caps in place to manage interest rate risk of borrowings and deposit liabilities. See Note 13 of the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION
-------------------

      Consolidated assets of Charter One Financial, Inc., substantially all held by its thrift subsidiary, Charter One Bank, F.S.B., were $13.6 billion at December 31, 1995, down $943.3 million, or 6.5% from December 31, 1994. The decrease in assets was primarily due to the financial repositioning accomplished in the fourth quarter of 1995 in conjunction with the FirstFed Merger. Mortgage-backed securities decreased by $1.3 billion in 1995. The proceeds from the sales of $940 million of fixed, low rate mortgage-backed securities as part of the fourth quarter financial repositioning was used to repay short-term borrowings. That is the primary reason reverse repurchase agreements decreased by $1.2 billion by year-end 1995. See "Results of Operations - Impact of FirstFed Merger - 1995 Impact" for additional information.

LOANS AND LEASES

      Total loans and leases held for investment outstanding at December 31, 1995 were $6.7 billion, as compared to $6.6 billion at December 31, 1994. The $86.7 million increase was primarily due to the acquisition of ICX Corporation by the Bank in January of 1995. Outstanding lease financings were $131.4 million, or 2.0% of the loan and lease portfolio at year-end 1995. There was no comparable figure at year-end 1994. For further information on the ICX acquisition - see Note 2 to the Consolidated Financial Statements. In addition, during 1995 the consumer loan portfolio grew by $111.1 million or 23.0% over 1994. Management has continued to pursue growth in the consumer loan portfolio due to the shorter-terms and higher yields. These loans help the Bank manage its interest rate sensitivity gap. The Bank's consumer loan portfolio is primarily secured by residential real estate properties. These increases in the consumer loan and lease portfolios were somewhat offset by decreases in the mortgage loan portfolio. The mortgage loan portfolio decreased by $136.6 million (including loans available for sale) from 1994 primarily as a result of the financial repositioning during the fourth quarter of 1995. The Bank securitized $331.4 million of fixed rate mortgage loans which were subsequently sold as part of the financial repositioning. The Bank originated $1.4 billion of mortgage loans in 1995 as compared to $1.3 billion in 1994. Overall loan originations were $1.8 billion in 1995, a 8.3% increase over the $1.7 billion of loan originations in 1994.

        The following table summarizes the loan and lease activity for each of the past three years.

                            LOAN AND LEASE ACTIVITY

                                                                             Year Ended December 31,
                                                                        ------------------------------------
                                                                        1995             1994            1993
                                                                       ----             ----            ----
                                                                           (dollars in thousands)
Originations:
  Real estate:
    Permanent:
      One-to-four family  . . . . . . . . . . . . . . . . . .    $  1,077,838       1,023,016       1,826,387
      Multifamily . . . . . . . . . . . . . . . . . . . . . .          29,093          47,430          27,271
      Commercial  . . . . . . . . . . . . . . . . . . . . . .          56,743          18,295          27,128
                                                                     --------       ---------       ---------
        Total permanent . . . . . . . . . . . . . . . . . . .       1,163,674       1,088,741       1,880,786
                                                                     --------       ---------       ---------
    Construction:
      One-to-four family  . . . . . . . . . . . . . . . . . .         176,503         210,916         154,042
      Multifamily . . . . . . . . . . . . . . . . . . . . . .          10,781          12,003           3,589
      Commercial  . . . . . . . . . . . . . . . . . . . . . .          22,922           8,293           7,844
                                                                     --------       ---------       ---------
        Total construction  . . . . . . . . . . . . . . . . .         210,206         231,212         165,475
                                                                     --------       ---------       ---------
          Total real estate loans originated  . . . . . . . .       1,373,880       1,319,953       2,046,261
  Consumer line of credit draws . . . . . . . . . . . . . . .         146,293         130,132         105,235
  Consumer. . . . . . . . . . . . . . . . . . . . . . . . . .         161,635         142,033          29,805
  Business line of credit draws . . . . . . . . . . . . . . .          37,980          76,071          52,533
  Business  . . . . . . . . . . . . . . . . . . . . . . . . .          21,290          15,048          14,895
  Lease financings(1) . . . . . . . . . . . . . . . . . . . .          82,585               -               -
                                                                     --------       ---------       ---------
        Total loans and lease financings originated . . . . .       1,823,663       1,683,237       2,248,729
                                                                     --------       ---------       ---------
Purchases(2):
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .               -               -         600,480
  Lease financings  . . . . . . . . . . . . . . . . . . . . .          76,912               -               -
                                                                     --------       ---------       ---------
        Total purchases . . . . . . . . . . . . . . . . . . .          76,912               -         600,480
                                                                     --------       ---------       ---------
Sales and principal reductions:
  Loans sold(3) . . . . . . . . . . . . . . . . . . . . . . .         473,488         177,521         351,216
  Principal reductions  . . . . . . . . . . . . . . . . . . .       1,338,707       1,479,437       2,186,241
                                                                     --------       ---------       ---------
        Total sales and principal reductions  . . . . . . . .       1,812,195       1,656,958       2,537,457
                                                                     --------       ---------       ---------
          Increase before net items . . . . . . . . . . . . .    $     88,380          26,279         311,752
                                                                     ========       =========       =========

----------------------
(1) Excludes $29.0 million in operating leases purchased in the acquisition of ICX Corporation in 1995, and $22.0 million in operating leases originated subsequent to the purchase.
(2) Lease financing purchases include $76.9 million purchased in the acquisition of ICX Corporation. Included in 1993 are $579.8 million in loans acquired in the Women's Federal acquisition.
(3) Includes $331.4 million, $28.7 million, and $309.8 million of loans swapped for mortgage-backed securities in the years ended December 31, 1995, 1994 and 1993, respectively.



        The following table presents Charter One's nonperforming assets and the allowance for loan and lease losses at the past five year ends, indicating the downward trend in recent years. At December 31, 1995, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status. On January 1, 1995, Charter One adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company had previously measured such loans in accordance with the methods prescribed in SFAS No. 114 and the Company's method of recording cash receipts on impaired loans was essentially the same as prescribed by SFAS No.
118. Therefore, the comparability of the data presented in the tables below has not been effected by the adoption of SFAS No. 114 and SFAS No. 118.

                              NONPERFORMING ASSETS

                                                                       December 31,
                                              -----------------------------------------------------------
                                              1995          1994          1993          1992          1991
                                              ----          ----          ----          ----          ----
                                                               (dollars in thousands)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Real estate loans:
      One-to-four family  . . . . . . .   $    15,145        18,272        24,314        22,128        24,041
      Multifamily and commercial  . . .         3,014         4,548         6,595         9,769        21,616
      Construction and land . . . . . .         1,463         2,596         2,717         1,911         3,297
                                              -------       -------       -------       -------       -------
       Total real estate loans . . . .         19,622        25,416        33,626        33,808        48,954
    Consumer  . . . . . . . . . . . . .         1,525         1,085         1,550         1,585         3,717
    Business  . . . . . . . . . . . . .             -            77           610         2,368             -
    Lease financings  . . . . . . . . .            27             -             -             -             -
                                              -------       -------       -------       -------       -------
          Total nonaccrual loans and
           leases . . . . . . . . . . .        21,174        26,578        35,786        37,761        52,671
                                              -------       -------       -------       -------       -------
  Accruing loans and leases delinquent
   more than 90 days:
   Real estate loans:
      One to four family residential. .         2,002         2,781         1,228         3,317         3,459
      Multifamily and commercial  . . .           893           855         1,527           705           705
      Construction and land . . . . . .             -           207           101           208             -
                                              -------       -------       -------       -------       -------
          Total real estate loans . . .         2,895         3,843         2,856         4,230         4,164
    Consumer  . . . . . . . . . . . . .           147           255           744           467           356
    Business  . . . . . . . . . . . . .             -            17           222           372             -
    Lease financings  . . . . . . . . .             -             -             -             -             -
                                              -------       -------       -------       -------       -------
          Total accruing 90-day
           delinquent loans and
           leases . . . . . . . . . . .         3,042         4,115         3,822         5,069         4,520
                                              -------       -------       -------       -------       -------
  Restructured real estate loans  . . .        18,835        18,479        23,609        31,348        37,199
                                              -------       -------       -------       -------       -------
          Total nonperforming loans
           and leases . . . . . . . . .        43,051        49,172        63,217        74,178        94,390
  Real estate acquired through
     foreclosure and other
     repossessed assets . . . . . . . .        11,650        15,379        31,053        33,604        32,451
                                              -------       -------       -------       -------       -------
          Total nonperforming assets  .   $    54,701        64,551        94,270       107,782       126,841
                                              =======       =======       =======       =======       =======
Ratio of:
  Nonperforming loans and leases to
   total loans and leases . . . . . . .           .65%          .75%          .96%         1.19%         1.53%
  Nonperforming assets to total assets            .40           .44           .65           .79           .92
  Allowance for loan and lease losses
    Nonperforming loans and leases  . .        149.67        131.86        102.37         79.51         53.58
    Total loans and leases before
     allowance  . . . . . . . . . . . .           .96           .97           .98           .94           .82


Nonperforming assets at December 31, 1995 stood at $54.7 million, or .40% assets. That figure was down 15.3% from year-end 1994 primarily due to improvement in the levels of nonperforming real estate loans. Increased collection efforts, as well as an improving economy, caused the decrease in nonperforming real estate loans. This has also contributed to the improvements in the ratio of nonperforming loans and leases to total loans and leases. That ratio was .65%, .75% and .96% at December 31, 1995, 1994 and 1993,
respectively. Nonperforming assets to total assets has had a similar trend ending at .40% of total assets at year-end 1995.

At December 31, 1995, there were $30.0 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total is a $12.6 million loan on apartment buildings, a $7.7 million loan on a hotel property in Illinois and a $3.7 million loan on a downtown Cleveland office building. The current cash flow on the hotel property is sufficient to meet current debt service requirements. The office building is experiencing cash flow problems that may result in the Bank assuming control of the property in the near future. The apartment building has experienced past cash flow shortfalls, but the loan is current.

Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. A summary of income recorded on nonaccruing and restructured loans versus the potential income based upon full contractual yields for the past three years follows:

           SUMMARY OF INCOME ON NONACCRUING AND RESTRUCTURED LOANS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------
                                                                                 1995         1994        1993
                                                                                 ----         ----        ----
                                                                                     (dollars in thousands)
Income potential based on original contract . . . . . . . . . . . . . . . .     $3,511       4,252       6,015
Actual income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,950       3,401       4,441


               ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                    Year Ended December 31,
                                                        -------------------------------------------------
                                                     1995        1994         1993        1992         1991
                                                     ----        ----         ----        ----         ----
Balance, beginning of year  . . . . . . . . . .   $ 64,838      64,715       58,982      50,577       36,804
Provision for loan and lease losses . . . . . .      1,032       2,948        7,549      12,544       14,260
Acquired through acquisition  . . . . . . . . .          -           -        2,022           -        5,985
Other . . . . . . . . . . . . . . . . . . . . .        176           -            -           -            -
Loans and lease financings charged off:
  Mortgage  . . . . . . . . . . . . . . . . . .     (1,063)     (1,094)      (1,177)       (600)      (2,186)
  Consumer  . . . . . . . . . . . . . . . . . .     (1,193)     (1,783)      (2,413)     (3,150)      (3,572)
  Business  . . . . . . . . . . . . . . . . . .        (62)       (343)        (383)     (1,480)      (1,262)
  Lease financings  . . . . . . . . . . . . . .          -           -            -           -            -
                                                     -----       -----        ------      -----        -----
    Total charge-offs . . . . . . . . . . . . .     (2,318)     (3,220)      (3,973)     (5,230)      (7,020)
                                                     -----       -----        ------      -----        -----
Recoveries:
  Mortgage  . . . . . . . . . . . . . . . . . .        615         200           55         919          395
  Consumer  . . . . . . . . . . . . . . . . . .         49         137           79         171           78
  Business  . . . . . . . . . . . . . . . . . .         44          58            1           1           75
  Lease financings  . . . . . . . . . . . . . .          -           -            -           -            -
                                                     -----       -----        ------      -----        -----
    Total recoveries  . . . . . . . . . . . . .        708         395          135       1,091          548
                                                     -----       -----        ------      -----        -----
    Net loan and lease charge-offs  . . . . . .     (1,610)     (2,825)      (3,838)     (4,139)      (6,472)
                                                     -----       -----        ------      -----        -----
Balance, end of year  . . . . . . . . . . . . .   $ 64,436      64,838       64,715      58,982       50,577
                                                    ======      ======       =======     ======       ======
Net charge-offs to average loans
 and leases . . . . . . . . . . . . . . . . . .        .02%        .04%         .06%        .07%         .10%
Net charge-offs to provision for
 loan and lease losses  . . . . . . . . . . . .     156.01       95.83        50.84       33.00        45.39
                                                    ======       =====        ======      =====        =====


               ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                           December 31,
                                                     -----------------------------------------------------
                                                     1995        1994        1993         1992        1991
                                                     ----        ----        ----         ----        ----
                                                                   (DOLLARS IN THOUSANDS)
Mortgage  . . . . . . . . . . . . . . . . . . .   $ 51,607      51,879       50,813      44,766       34,394
Consumer  . . . . . . . . . . . . . . . . . . .      7,214       8,239        9,562      10,724       13,352
Business  . . . . . . . . . . . . . . . . . . .      4,883       4,720        4,340       3,492        2,831
Lease financings  . . . . . . . . . . . . . . .        732           -            -           -            -
                                                    ------      ------       ------      ------       ------
    Total . . . . . . . . . . . . . . . . . . .   $ 64,436      64,838       64,715      58,982       50,577
                                                    ======      ======       ======      ======       ======
Percent of loans and leases to total loans and
leases
  Mortgage  . . . . . . . . . . . . . . . . . .       88.3%       91.6%        93.2%       92.5%        91.9%
  Consumer  . . . . . . . . . . . . . . . . . .        8.8         7.2          5.8         6.5          7.1
  Business  . . . . . . . . . . . . . . . . . .        0.9         1.2          1.0         1.0          1.0
  Lease financings  . . . . . . . . . . . . . .        2.0           -            -           -            -
                                                    ------      ------       ------      ------       ------
    Total . . . . . . . . . . . . . . . . . . .      100.0%      100.0%       100.0%      100.0%       100.0%
                                                    ======      ======       ======      ======       ======


      Net loan and lease charge-offs remained low in 1995 at only .02% of average loan and lease balances. As can be seen in the above table, this compares favorably with recent history. The allowance for loan and lease losses as a percentage of ending loan and lease balances was .96%, .97% and
 .98% at December 31, 1995, 1994 and 1993, respectively. This level has remained fairly consistent, despite recent improvements in the levels of nonperforming loans. The allowance for loan and lease losses is maintained at levels believed adequate by management to absorb estimated future losses inherent in the loan and lease portfolio. Management believes that the allowance for loan and lease losses has been recorded in accordance with generally accepted accounting principles. Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1995, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Any downturn in the Ohio and/or Michigan real estate markets could result in the Bank experiencing increased levels of nonperforming loans and charge-offs, significant provisions for loan and lease losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses. Such agencies may require the recognition of additions to the allowance based upon their judgements of information available to them at the time of their examination.

SECURITIES

      The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AA and AAA rated private issues.
At December 31, 1995 the aggregate carrying value and aggregate fair value of private issue mortgage-backed securities of a single issuer where the aggregate book value exceeds 10% of shareholders' equity is set forth in the table below.

                                                                                         DECEMBER 31, 1995
                                                                                     ------------------------
                                                                                     Carrying           Fair
                                                                                       Value           Value
                                                                                     --------         -------
                                                                                       (dollars in thousands)
California Federal Bank.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 324,016          321,155
Residential Funding Mortgage Securities I, Inc. . . . . . . . . . . . . . . . . .     213,000          213,299
The Prudential Home Mortgage Securities Company, Inc. . . . . . . . . . . . . . .     188,556          189,697
GE Capital Mortgage Services, Inc.  . . . . . . . . . . . . . . . . . . . . . . .     104,816          106,677


      The investment policy of the Company provides that it purchase only mortgage-backed securities with investment ratings in the highest two ratings levels. Non-mortgage-backed securities are intended to help satisfy the Bank's legal liquidity requirements and help control interest rate risk. For further information concerning the composition of the securities portfolio, see Note 3 and 4 to the Consolidated Financial Statements.

DEPOSITS AND OTHER SOURCES OF FUNDS

      Deposits are generally the most important source of the Bank's funds for use in lending and general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors.
The Bank reprices its deposits weekly, or more often if required by competitive conditions. Consumer and commercial deposits are attracted principally within the Bank's primary market areas.

      The balance of deposits was $7.0 billion at December 31, 1995, a $76.7 million decline from year-end 1994. The primary reason for this decline was due to the FirstFed Merger. In an attempt to reposition FirstFed's deposit composition to a more retail oriented mix, $391.5 million of brokered deposits were allowed to run-off in 1995. Retail deposits actually increased $314.9 million, primarily in certificate of deposit accounts, as increased market interest rates brought consumers back to this investment choice.

      The deposits of savings associations such as Charter One Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which along with the Bank Insurance Fund ("BIF"), comprise the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have an insurance premium schedule which ranges from 0% to .27% (with a $2,000 minimum annual assessment) of insured deposits as compared to the current range of .23% to .31% of insured deposits for members of SAIF. Therefore, well capitalized and healthy BIF members pay a significantly lower premium than comparable SAIF insured institutions such as Charter One Bank. The disparity is due to the BIF having reached its statutory reserve ratio of 1.25% of insured deposits, while the SAIF is not anticipated to reach that statutory reserve level until 2002, absent a substantial increase in the premium rate or the imposition of special assessments or other significant developments, such as the merger of the SAIF and BIF. As a result of this disparity, SAIF members have been placed at a significant competitive disadvantage to BIF members with respect to pricing of loans and the deposits and the ability to achieve lower operating costs.

      A recapitalization plan being considered by the United States Congress provides for a special assessment of .80% to .90% of SAIF-insured deposits held as of March 31, 1995 and would be payable in 1996. If enacted as proposed, the Bank's special assessment would amount to approximately $60.5 million to $68.1 million, before taxes. Should this event occur, Charter One Bank would remain a well capitalized institution. No assurance can be given as to whether the proposed recapitalization plan will be implemented or as to the nature or the extent of any competitive disadvantage which may be experienced by SAIF-member institutions. Accordingly, this special assessment would result in a one-time charge that would significantly increase administrative expenses and adversely affect the results of operations. Conversely, depending upon the Bank's capital level and supervisory rating, and assuming, although no assurance can be given, that the premium levels for BIF and SAIF members are again equalized, deposit insurance premiums could decrease significantly, resulting in a decrease in administrative expenses in future periods.

      The U.S. House of Representatives and the U.S. Senate conferees on the banking portion of the overall budget reconciliation bill have agreed to a plan for the merger of the SAIF and BIF generally effective January 1, 1998. In connection with that agreement, identical bills have been introduced into the U.S. House of Representatives and the U.S. Senate that would eliminate the federal thrift charter and would require all thrift holding companies, such as Charter One Financial, Inc., to be regulated as bank holding companies. The proposed legislation would permit thrift holding companies to continue to engage in activities not permitted for bank holding companies if the thrift holding company meets certain conditions including not acquiring more than five percent of the shares or assets of any insured depository institution after September 13, 1995. Management believes this would not have a significant impact on future operations or results of operations for Charter One Bank.

      In addition to deposits, the Bank derives funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank ("FHLB") system. Those borrowings were $3.2 billion at December 31, 1995 and $3.0 billion at December 31, 1994. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, Charter One Bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of such stock and certain home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based upon either a fixed percentage of the Bank's assets or on the FHLB of Cincinnati's assessment of the Bank's creditworthiness. The FHLB of Cincinnati is required to review its credit limitations and standards at least once every six months. The FHLB of Cincinnati's current policy permits the Bank to obtain advances up to 25% of the

Bank's total assets. For further information as to the make-up, maturities and cost associated with these advances at December 31, 1995, see Note 10 to the Consolidated Financial Statements.

      In addition to FHLB advances, the Company uses reverse repurchase agreements to fund operations. Reverse repurchase agreements declined by $1.2 billion during 1995 as the financial repositioning to a more retail, as opposed to wholesale, funding mix was accomplished in the fourth quarter of 1995. For further information about the Bank's reverse repurchase agreement portfolio, see Note 11 to the Consolidated Financial Statements.

      The Company uses its portfolio of investment securities, loans and mortgage-backed securities as collateral for other borrowings. Other borrowings were $209.0 million at December 31, 1995, an increase of $50.2 million since December 31, 1994. For further information concerning these borrowings, see Note 12 to the Consolidated Financial Statements.

LIQUIDITY

      The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but from time to time management may decide not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements.

      The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank has generally maintained liquidity substantially in excess of its required levels. The Bank's average regulatory liquidity ratio for the fourth quarter of 1995 was 7.04%.

      Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan demand, (ii) projected security maturities, (iii) expected deposit flows, (iv) yield available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is generally invested in federal funds sold, interest-bearing deposits, U.S. Treasury and agency securities and floating rate corporate debt securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements. Because the Bank has a stable retail deposit base, management believes that significant borrowings will not be necessary to maintain its current liquidity position.

      Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At December 31, 1995, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $250.0 million and unfunded lines of credit totaling $378.1 million (a significant portion of which normally remains undrawn). Certificates of deposit scheduled to mature in one year or less at December 31, 1995 totaled $3.2 billion. Management believes that a significant portion of the amounts maturing in 1996 will remain with the Bank because they are retail deposits.
At December 31, 1995, the Bank had $1.1 billion of advances from the FHLB system and $848.0 million in reverse repurchase agreements which mature in 1996. Management intends to review the need for these borrowings when they mature and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for replacement borrowings.

CAPITAL AND DIVIDENDS

      The Bank is subject to certain regulatory capital requirements. Management believes that as of December 31, 1995, the Bank meets all capital requirements to which it is subject. Refer to Note 16 to the Consolidated Financial Statements for an analysis of the Bank's regulatory capital.

      During 1994, the Board of Directors of the Company authorized management to purchase up to 1.2 million shares of the Company's common stock. Under the authorization, repurchases shall be made from time to time through open market purchases or unsolicited negotiated transactions. Shares purchased under this authorization will be held in treasury and will be available for issuance upon the exercise of outstanding stock options. Under this authorization, by December 31, 1995, 766,100 shares of stock were repurchased for an aggregate price of $20.8 million. Most of those shares had been reissued in connection with the exercise of stock options and the acquisition of Accredited Computer Services. There were 101,488 shares held as treasury stock at December 31, 1995. In January of 1996, another 214,400 shares were repurchased for an aggregate price of $6.5 million under this authorization. A portion of these shares were also reissued in connection with the exercise of stock options. There were 194,678 shares held as treasury stock at January 31, 1996.

      The Company's common stock trades on the NASDAQ National Market System under the symbol COFI. As of February 28, 1996 there were approximately 7,400 shareholders of record.

      Quarterly stock prices and dividends declared are shown in the following table.

                                                       First       Second       Third       Fourth       Total
                                                      Quarter      Quarter     Quarter      Quarter       Year
                                                      ------       ------      ------       ------        ----
1995
  High  . . . . . . . . . . . . . . . . . . . . .      $22.13       27.00        30.75       33.38       33.38
  Low . . . . . . . . . . . . . . . . . . . . . .       18.88       20.00        24.38       28.13       18.88
  Dividends declared and paid . . . . . . . . . .         .17         .19          .19         .20         .75

1994
  High  . . . . . . . . . . . . . . . . . . . . .      $20.25       23.37        24.00       21.00       24.00
  Low . . . . . . . . . . . . . . . . . . . . . .       17.75       18.00        19.12       17.75       17.75
  Dividends declared and paid . . . . . . . . . .         .12         .15          .15         .17         .59


      Cash dividend payout is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, the payment will depend upon a number of factors, including capital requirements, regulatory limitations, the Company's financial condition, results of operations and the Bank's ability to pay dividends to the Company. At present, the Company has no significant source of income other than dividends from the Bank. Consequently the Company depends upon dividends from the Bank to accumulate earnings for payment of cash dividends to shareholders and for repurchases of its common stock as described above. See
Note 15 to the Consolidated Financial Statements for a discussion of restrictions on the Bank's ability to pay dividends.

IMPACT OF BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

      As previously discussed, Charter One completed the FirstFed Merger on October 31, 1995. The merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of approximately 22.5 million shares of Company common stock. The merger has been accounted for as a pooling of interests and accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed paid dividends of $.46 per share for the 10 months ending October 31, 1995. For the 12 months ended December 31, 1994 and 1993, FirstFed paid dividends per share of $.54 and $.47, respectively. All per share dividend amounts and share prices shown are those of the Company prior to the FirstFed Merger. For further information concerning this merger, see Note 2 to the Consolidated Financial Statements.

      While the FirstFed Merger was accounted for as a pooling of interests, periodically in the past the Company has completed other acquisitions where the purchase method of accounting was applied. When the purchase method is used to account for a business combination, the acquired assets and liabilities are stated at fair value as of the acquisition date. In the banking industry discounts and premiums are recorded to make fair value adjustments. These premiums and discounts are then amortized over the estimated lives of the related financial instruments. As shown below, net income for each period presented was affected due to amortization of valuation adjustments recorded in connection with the Company's acquisitions.

              EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME

                                                                      Year Ended December 31,
                                                       -------------------------------------------------------
                                                         Net                     Other     Federal
                                                       Interest     Loss        Expense    Income        Net
                                                       Income     on Sale         Net       Taxes        Income
                                                       --------   -------       -------    -------      -------
                                                                       (dollars in thousands)
1995  . . . . . . . . . . . . . . . . . . . .         $ 3,168         432         601         739        1,396
1994  . . . . . . . . . . . . . . . . . . . .           4,814           3         466       1,521        2,824
1993  . . . . . . . . . . . . . . . . . . . .           9,984       2,933         247       2,338        4,466



      The estimated effect in future years of amortization of valuation adjustments recorded in connection with the Company's acquisitions is set forth below:

         FORECASTED EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME

                                                                           Year Ended December 31,
                                                              -------------------------------------------------
                                                                                          Federal
                                                                 Net         Other        Income
                                                              Interest       Income         Tax          Net
                                                               Incomes     (Expense)      (Benefit)    Income
                                                               -------     ---------      ---------    -------
                                                                           (dollars in thousands)
1996  . . . . . . . . . . . . . . . . . . . . . . . . .       $   382         (611)         (80)         (149)
1997  . . . . . . . . . . . . . . . . . . . . . . . . .           161         (640)        (168)         (311)
1998  . . . . . . . . . . . . . . . . . . . . . . . . .           293         (620)        (115)         (212)
1999  . . . . . . . . . . . . . . . . . . . . . . . . .           234         (411)         (62)         (115)
2000  . . . . . . . . . . . . . . . . . . . . . . . . .           118         (410)        (102)         (190)
Thereafter  . . . . . . . . . . . . . . . . . . . . . .         5,129        2,406        2,638         4,897
                                                                -----        -----        -----         -----
  Total . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,317         (286)       2,111         3,920
                                                                =====        =====        =====         =====


      Amortization of valuation adjustments can be significantly affected by factors beyond the Company's control, such as changes in prepayment rates. The actual effect of these valuation adjustments may be materially different than the estimated effect disclosed herein.

      Unamortized balances of purchase accounting valuation amounts for all purchase business combinations and purchase of asset transactions are summarized below:

                                                                                           DECEMBER 31,
                                                                                       ---------------------
                                                                                       1995             1994
                                                                                       ----             ----
                                                                                       (dollars in thousands)
Net premium on interest-earning assets  . . . . . . . . . . . . . . . . . . . . .    $ (7,281)         (8,679)
Premiums on interest-bearing liabilities  . . . . . . . . . . . . . . . . . . . .       3,456           4,880
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         167             768


IMPACT OF INFLATION AND CHANGING PRICES

      The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity, maturity structure and quality of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

ACCOUNTING AND REPORTING DEVELOPMENTS

      A discussion of recently issued accounting pronouncements and their impact on the Company's consolidated financial statements is provided in Note 1 to the Consolidated Financial Statements.

FOURTH QUARTER RESULTS

      The Company had a net loss in the final three months of 1995. As discussed earlier, there were pre-tax financial repositioning charges of $101.8 million and one-time merger-related expenses of $37.5 million in the fourth quarter of 1995 that caused this loss. Operating earnings were $34.2 million in the fourth quarter of 1995. These earnings exclude the financial repositioning charges and merger-related expenses. This was a $5.7 million, or 19.9% increase over net income of $28.5 million in the fourth quarter of 1994. This increase was primarily due to a $9.9 million, or 13.0% increase in net interest income. This increase in net interest income was primarily attributable to the yield on interest earning assets increasing to 7.75% for the three months ended December 31, 1995 as compared to 7.40% for the fourth quarter of 1994. This 35 basis point increase in the yield on assets caused interest income to increase and was driven by a higher level of market interest rates. The cost of interest-bearing liabilities decreased to 5.46% during the fourth quarter of 1995 as compared to 5.50% for the same period in 1994. The cost of the interest-bearing liabilities improved primarily due to interest rate exchange and cap agreements maturing and being terminated. Approximately $1.2 billion of interest rate exchange agreements matured during 1995 and another $750 million were terminated in the fourth quarter merger-related financial repositioning. Additionally, approximately $800 million of interest rate cap agreements were terminated in the fourth quarter financial repositioning. These agreements were matched with interest-bearing liabilities and had a negative effect on net interest income.

      Other income for the fourth quarter of 1995, excluding the financial repositioning losses of $101.8 million, was $13.4 million as compared to $8.6 million in the fourth quarter of 1994. This increase of $4.7 million was primarily attributable to income from leasing operations, increased service fees and other charges, as well as improved net gains on sales of assets.
There was $2.5 million in income from leasing operations in the 1995 quarter and none in the 1994 quarter because the Bank commenced leasing operations with the acquisition of ICX Corporation in January of 1995. See Note 2 to the Consolidated Financial Statements for further information on this acquisition. The service fees and other charges increased by $799,000, or 12.3%, in the fourth quarter of 1995 as compared to the same period in 1994. This was primarily attributable to increases in checking account and ATM fees. This increase is due to pricing changes and increases in the number of checking accounts.

      Other expenses in the fourth quarter of 1995, excluding $37.5 million in merger-related expenses, were $46.4 million as compared to $43.0 million in the 1994 period. This $3.4 million, or 7.9% increase in other expenses was primarily attributable to a $2.5 million increase in compensation and employee benefits expenses. These expenses increased because the number of employees increased primarily due to the Bank acquiring ICX Corporation and Accredited Computer Services early in 1995. See Note 2 to the Consolidated Financial Statements for further information on these acquisitions. As a percentage of average assets, operating expenses (excluding the merger-related expenses) were 1.33% in the fourth quarter of 1995 as compared to 1.17% in the fourth quarter of 1994. The efficiency ratio (excluding merger-related expenses) was 47.14% in the fourth quarter of 1995 as compared to 50.40% for the same period in 1994.

      The following table presents summarized quarterly data for each of the years indicated, restated to reflect the pooling of interests accounting treatment of the FirstFed Merger.

                     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                            First         Second        Third        Fourth         Total
                                           Quarter       Quarter       Quarter       Quarter         Year
                                           -------       -------       -------       -------         ----
                                                   (dollars in thousands, except per share data)
1995
  Total interest income . . . . . . . .  $  273,372       275,535       276,782      261,721       1,087,410
  Net interest income . . . . . . . . .      77,253        76,896        77,869       85,798         317,816
  Provision for losses  . . . . . . . .         258           258           258          258           1,032
  Gains (losses) on loans and
   securities and other . . . . . . . .       2,095         3,022         3,263      (24,476)        (16,096)
  Loss on termination of interest rate
   exchange agreements  . . . . . . . .           -             -             -      (76,207)        (76,207)
    Net income (loss) . . . . . . . . .      29,310        31,045        32,107      (58,430)         34,032
  Primary earnings (loss) per share . .        $.64           .68           .70        (1.30)            .74

1994
  Total interest income . . . . . . . .  $  248,990       240,803       253,390      262,997       1,006,180
  Net interest income . . . . . . . . .      76,984        80,182        78,874       75,933         311,973
  Provision for losses net income . . .         802           841           735          570           2,948
  Gains (losses) on loans and
   securities and other . . . . . . . .       1,564         3,548         5,210         (744)          9,578
  Loss on termination of interest rate
   exchange agreements  . . . . . . . .    (155,364)            -             -            -        (155,364)
  Earnings (loss) before
   extraordinary item . . . . . . . . .     (79,065)       31,977        31,016       31,691          15,619
  Extraordinary item  . . . . . . . . .      (9,147)            -             -       (3,201)        (12,348)
    Net income (loss) . . . . . . . . .     (88,212)       31,977        31,016       28,490           3,271
  Primary earnings (loss) per share:
    Before extraordinary item . . . . .      $(1.74)          .70           .68          .70             .34
    Extraordinary item  . . . . . . . .        (.20)            -             -         (.07)           (.27)
    Net earnings (loss) . . . . . . . .      $(1.94)          .70           .68          .63             .07


      The data for the fourth quarter of 1995 and first quarter of 1994 includes pre-tax losses of $101.8 million and $166.7 million, respectively, from charges related to financial repositioning and restructurings. The after-tax loss for these financial restructurings was $66.1 million in the fourth quarter of 1995 and $114.0 million in the first quarter of 1994. Also in the fourth quarter of 1995, the Company recorded merger expenses of $37.5 million with an after-tax impact of $26.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                     1995            1994
                                                                                     ----            ----
                                                                                   (dollars in thousands,
                                                                                   except per share data)
ASSETS
Cash and deposits with banks
Federal funds sold and other  . . . . . . . . . . . . . . . . . . . . . . .    $    163,123          179,492
      Total cash and cash equivalents . . . . . . . . . . . . . . . . . . .         495,248          162,443
                                                                                    -------          -------
Investment securities available for sale  . . . . . . . . . . . . . . . . .         658,371          341,935
Mortgage-backed securities:                                                         407,427          467,247
  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,435,589          373,477
  Held to maturity (fair value of $3,961,326 and $6,017,233)  . . . . . . .       3,879,160        6,255,114
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,340            5,422
Loans and leases, net (including allowance for loan and lease losses of
 $64,436 and $64,838) . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,674,260        6,587,553
Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . . . . .         178,136          162,013
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .          96,581          101,510
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . . .          73,683           78,303
Real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,991           15,711
Equipment on operating leases . . . . . . . . . . . . . . . . . . . . . . .          32,755                -
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,602                -
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    115,964          133,895
                                                                                  ---------        ---------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,578,859       14,522,180
                                                                                 ==========       ==========
LIABILITIES
Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,012,491        7,089,153
Federal Home Loan Bank advances . . . . . . . . . . . . . . . . . . . . . .       3,163,144        2,968,290
Reverse repurchase agreements . . . . . . . . . . . . . . . . . . . . . . .       2,089,520        3,256,435
Other borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         209,020          158,870
Advance payments by borrowers for taxes and insurance . . . . . . . . . . .          47,738           55,102
Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .          56,955           90,894
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . . .         155,593           79,765
                                                                                 ----------       ----------
      Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      12,734,461       13,698,509
                                                                                 ----------       ----------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . . .
SHAREHOLDERS' EQUITY
Preferred stock - $.01 par value per share; 20,000,000 shares authorized
 and unissued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
Common stock - $.01 par value per share; 180,000,000 shares authorized;
45,119,014 and 45,035,837 shares issued . . . . . . . . . . . . . . . . . .             451              450
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         235,889          234,844
Retained earnings - substantially restricted  . . . . . . . . . . . . . . .         642,197          647,730
Less 101,488 and 43,187 shares of common stock held in treasury, at cost  .          (3,061)            (841)
Net unrealized loss on securities, net of tax benefit of $15,978 and $30,647        (31,078)         (58,512)
                                                                                    -------          -------
      Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . .         844,398          823,671
                                                                                    -------          -------
      Total liabilities and shareholders' equity  . . . . . . . . . . . . .    $ 13,578,859       14,522,180
                                                                                 ==========       ==========

See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                 1995              1994               1993
                                                                 ----              ----               ----
                                                              (dollars in thousands, except per share data)
INTEREST INCOME:
  Loans and leases  . . . . . . . . . . . . . . . . . . .    $  557,936            532,719            585,859
  Mortgage-backed securities:
    Available for sale  . . . . . . . . . . . . . . . . .        23,820             64,482             20,946
    Held to maturity  . . . . . . . . . . . . . . . . . .       418,344            364,306            423,345
  Investment securities:
    Available for sale  . . . . . . . . . . . . . . . . .        59,746             26,122                309
    Held for investment . . . . . . . . . . . . . . . . .             -                  -             33,233
  Other interest-earning assets . . . . . . . . . . . . .        27,564             18,551             18,464
                                                              ---------          ---------          ---------
      Total interest income . . . . . . . . . . . . . . .     1,087,410          1,006,180          1,082,156
                                                              ---------          ---------          ---------
INTEREST EXPENSE:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . .       346,605            305,494            363,854
  FHLB advances . . . . . . . . . . . . . . . . . . . . .       177,704            150,744            142,088
  Other borrowings  . . . . . . . . . . . . . . . . . . .       245,285            237,969            268,820
                                                              ---------          ---------          ---------
      Total interest expense. . . . . . . . . . . . . . .       769,594            694,207            774,762
                                                              ---------          ---------          ---------
      Net interest income . . . . . . . . . . . . . . . .       317,816            311,973            307,394
Provision for loan and lease losses . . . . . . . . . . .         1,032              2,948              7,549
                                                              ---------          ---------          ---------
      Net interest income after provision for
       loan and lease losses  . . . . . . . . . . . . . .       316,784            309,025            299,845
                                                              ---------          ---------          ---------
OTHER INCOME (EXPENSE):
  Loan servicing fees . . . . . . . . . . . . . . . . . .         8,951             10,173             10,869
  Service fees and other charges  . . . . . . . . . . . .        26,633             24,404             20,686
  Leasing operations  . . . . . . . . . . . . . . . . . .         7,903                  -                  -
  Net gains (losses):
    Loans . . . . . . . . . . . . . . . . . . . . . . . .         1,578             (1,925)               970
    Mortgage-backed securities  . . . . . . . . . . . . .       (25,570)             4,191              8,286
    Investment securities . . . . . . . . . . . . . . . .         6,010              6,955                467
    Termination of interest rate exchange agreements  . .       (76,207)          (155,364)                 -
    Other gains (losses)  . . . . . . . . . . . . . . . .         1,886                357             (2,891)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .           980                820              1,472
                                                              ---------          ---------          ---------
      Total other income (expense)  . . . . . . . . . . .       (47,836)          (110,389)            39,859
                                                              ---------          ---------          ---------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits  . . . . . . . . . .        89,141             83,660             81,860
  Net occupancy and equipment . . . . . . . . . . . . . .        25,015             24,543             25,457
  Federal deposit insurance premiums  . . . . . . . . . .        17,445             17,503             16,224
  State taxes . . . . . . . . . . . . . . . . . . . . . .         6,273              7,809              7,375
  Merger expenses . . . . . . . . . . . . . . . . . . . .        37,528                  -              3,300
  Amortization of goodwill  . . . . . . . . . . . . . . .           774                621              1,463
  Other administrative expenses . . . . . . . . . . . . .        39,567             41,825             43,210
                                                              ---------          ---------          ---------
      Total administrative expenses . . . . . . . . . . .       215,743            175,961            178,889
                                                              ---------          ---------          ---------
      Income before federal income taxes
       and extraordinary item . . . . . . . . . . . . . .        53,205             22,675            160,815
Federal income taxes  . . . . . . . . . . . . . . . . . .        19,173              7,056             56,415
                                                              ---------          ---------          ---------
      Income before extraordinary item  . . . . . . . . .        34,032             15,619            104,400
Extraordinary item, net of tax benefit  . . . . . . . . .             -            (12,348)                 -
                                                              ---------          ---------          ---------
      Net income  . . . . . . . . . . . . . . . . . . . .    $   34,032              3,271            104,400
                                                              =========          =========          =========
Earnings per common and common equivalent share:
  Income before extraordinary item  . . . . . . . . . . .    $      .74                .34               2.29
  Extraordinary item  . . . . . . . . . . . . . . . . . .             -               (.27)                 -
                                                              ---------          ---------          ---------
      Net income  . . . . . . . . . . . . . . . . . . . .    $      .74                .07               2.29
                                                              =========          =========          =========


See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Total
                                      Additional              Borrowings             Net Unrealized   Share-
                            Common     Paid-In     Retained       of       Treasury    Gain (Loss)   holders'
                             Stock     Capital     Earnings      ESOP        Stock    on Securities   Equity
                            ------    ---------    --------   ----------   --------   -------------  -------
                                               (dollars in thousands, except per share data)
Balance, January 1, 1993    $ 391      153,438      581,424      (1,402)          -            -      733,851
  Common stock issued in
   connection with:
    Acquisition (Note 2)       33       55,165            -           -           -            -       55,198
    Stock options
     exercised  . . . . .       3        1,986            -           -           -            -        1,989
  Repayments of
   borrowings of
   Employee Stock
   Ownership Plan . . . .       -            -            -       1,402           -            -        1,402
  Conversion of
   subordinated
   into common stock  . .      22       23,337            -           -           -            -       23,359
  Dividends paid ($.42
   per share) . . . . . .       -            -      (17,960)          -           -            -      (17,960)
  Net income  . . . . . .       -            -      104,400           -           -            -      104,400
                              ---      -------      -------     -------        -----     --------     -------
Balance, December 31,
 1993 . . . . . . . . . .     449      233,926      667,864                                           902,239
  Common stock issued in
   connection with stock
   options exercised  . .       1          983            -           -           -            -          984
  Purchase of 48,000
   of treasury stock  . .       -            -            -           -        (935)           -         (935)
  Treasury stock
   4,813 common shares at
   cost, in connection
   stock options                -          (65)           -           -          94            -           29
  Dividends paid ($.59
   per share) . . . . . .       -            -      (23,405)          -           -            -      (23,405)
  Net unrealized gain
   (loss) on securities
   available for sale, net
   of tax benefit . . . .       -            -            -           -           -      (58,512)     (58,512)
   Net income . . . . . .       -            -        3,271           -           -            -        3,271
                              ---      -------      -------     -------        -----     --------     -------
Balance, December 31,
 1994 . . . . . . . . . .     450      234,844      647,730                    (841)     (58,512)     823,671

                                                                                                      Total
                                      Additional              Borrowings             Net Unrealized   Share-
                            Common     Paid-In     Retained       of       Treasury    Gain (Loss)   holders'
                             Stock     Capital     Earnings      ESOP        Stock    on Securities   Equity
                            ------    ---------    --------   ----------   --------   -------------  -------
                                               (dollars in thousands, except per share data)
Balance, December 31,
 1994 . . . . . . . . . .     450      234,844      647,730                    (841)     (58,512)     823,671
  Purchase of 718,100
   shares of treasury stock     -            -            -           -     (19,831)           -      (19,831)
  Treasury stock reissued in
   connection with stock
   options exercised
   618,024 shares . . . .       -            -       (9,596)          -      16,796            -        7,200
  Cash paid for fractional
   shares in connection
   with the FirstFed
   Merger, 990 shares . .       -          (26)           -           -           -            -          (26)
  Treasury stock reissued in
   connection with the
   acquisition of ACS,
   41,775 shares  . . . .       -            -           (7)          -         815            -          808
  Common stock issued in
   connection with stock
   options exercised,
   84,086 shares  . . . .       1        1,071            -           -           -            -        1,072
  Dividends paid ($.75
   per share) . . . . . .       -            -      (29,962)          -           -            -      (29,962)
  Change in net unrealized
   gain (loss) on securities
   net of tax benefit . .       -            -            -           -           -       27,434       27,434
  Net income  . . . . . .       -            -       34,032           -           -            -       34,032
                              ---      -------      -------     -------        -----     --------     -------
Balance, December 31,
 1995 . . . . . . . . . .   $ 451      235,889      642,197           -      (3,061)     (31,078)     844,398
                              ===      =======      =======     =======        =====     ========     =======

See Notes to Consolidated Financial Statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                                   ----------------------------------------
                                                                   1995              1994              1993
                                                                   ----              ----              ----
                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . .   $     34,032             3,271            104,400
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for loan and lease losses . . . . . . . . .          1,032             2,948              7,549
    Net (gains) losses  . . . . . . . . . . . . . . . . .         16,096            (9,578)            (6,832)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net . . .         26,360             6,684              7,778
    Origination of real estate loans held for sale  . . .       (135,456)         (137,561)          (295,779)
    Proceeds from sale of loans held for sale . . . . . .        136,655           139,951             37,068
    Purchases of investment securities held for sale  . .              -                 -             (1,000)
    Proceeds from sale of investment securities held for sale          -                 -            159,182
    Proceeds from maturities of investment securities
     held for sale  . . . . . . . . . . . . . . . . . . .              -                 -             21,501
    Purchase of mortgage-backed securities held for sale.              -                 -           (647,750)
    Proceeds from sale of mortgage-backed securities
     held for sale  . . . . . . . . . . . . . . . . . . .              -            62,008            199,446
    Principal collected on mortgage-backed securities
     held for sale  . . . . . . . . . . . . . . . . . . .              -                 -            112,481
    Loss on termination of interest rate exchange agreements      76,207           155,364                  -
    Loss on extinguishment of debt. . . . . . . . . . . .              -            18,708                  -
    Other . . . . . . . . . . . . . . . . . . . . . . . .         10,220           (37,594)           (20,528)
                                                               ---------         ---------          ---------
      Net cash provided by (used in) operating activities        165,146           204,201           (322,484)
                                                               ---------         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal (disbursed) repaid on loans and leases  .       (364,950)          (66,765)           225,108
  Proceeds from:
    Principal repayments and maturities of mortgage-backed
     securities held to maturity  . . . . . . . . . . . .        673,991         1,179,950          2,359,212
    Principal repayments and maturities of mortgage-backed
     securities available for sale  . . . . . . . . . . .         32,717           192,112                  -
    Principal repayment and maturities of investment
     securities held to maturity  . . . . . . . . . . . .              -             1,800            496,805
    Principal repayment and maturities of investment
     securities available for sale  . . . . . . . . . . .        864,903           159,849                  -
    Sales of mortgage-backed securities held to maturity               -            17,917             56,141
    Sales of mortgage-backed securities available for sale     1,188,401           845,215                  -
    Sales of investment securities available for sale . .        655,601           322,113                  -
    Sales of FHLB stock . . . . . . . . . . . . . . . . .              -            20,500                  -
  Purchases of:
    Mortgage-backed securities held to maturity . . . . .       (178,010)       (1,501,023)        (2,547,728)
    Mortgage-backed securities available for sale . . . .         (3,081)         (757,769)                 -
    Investment securities available for sale  . . . . . .     (1,443,905)         (519,832)                 -
    Investment securities held for investment . . . . . .              -                 -           (250,249)
    Federal Home Loan Bank stock  . . . . . . . . . . . .        (11,255)          (31,883)                 -
    Loans . . . . . . . . . . . . . . . . . . . . . . . .              -                 -            (20,698)
    Equipment on operating lease  . . . . . . . . . . . .        (22,011)                -                  -
  Net decrease in other interest-bearing deposits,
   net of asset acquisitions  . . . . . . . . . . . . . .              -                 -                200
  Net cash and cash equivalents (paid) received
   in connection with acquisitions  . . . . . . . . . . .         (9,857)           83,489              2,946
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         (5,014)           21,466             11,405
                                                               ---------         ---------          ---------
    Net cash provided by (used in) investing activities .      1,377,530           (32,861)           333,142
                                                               ---------         ---------          ---------

                                                                          Year Ended December 31,
                                                                  ----------------------------------------
                                                                  1995              1994              1993
                                                                  ----              ----              ----
                                                                         (dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings  . . .       (510,697)          212,864           (403,783)
  Proceeds from long-term borrowings  . . . . . . . . . .      4,194,081         6,848,988          5,332,857
  Repayments of long-term borrowings  . . . . . . . . . .     (4,713,866)       (6,721,256)        (4,406,205)
  Increase (decrease) in, net of acquisitions:
    Deposits  . . . . . . . . . . . . . . . . . . . . . .        (76,238)         (277,434)          (504,685)
    Advance payments by borrowers for taxes and insurance         (7,364)            1,362             (7,288)
  Payment of dividends on common stock  . . . . . . . . .        (29,962)          (23,405)           (17,960)
  Proceeds from issuance of common stock  . . . . . . . .          1,072               984              1,989
  Purchase of treasury stock, net . . . . . . . . . . . .        (12,629)             (906)                 -
  Net payment to terminate interest rate exchange                (70,637)         (142,245)                 -
                                                              ----------        ----------         ----------
Net cash used in financing activities . . . . . . . . . .     (1,226,240)         (101,048)            (5,075)
                                                              ----------        ----------         ----------
Net increase in cash and cash equivalents . . . . . . . .        316,436            70,292              5,583
Cash and cash equivalents, beginning of year. . . . . . .        341,935           271,643            266,060
                                                              ----------        ----------         ----------
Cash and cash equivalents, end of year. . . . . . . . . .   $    658,371           341,935            271,643
                                                              ==========        ==========         ==========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting policies of Charter One Financial, Inc., ("Charter One" or the "Company"), a unitary savings and loan holding company, and its wholly owned subsidiary, Charter One Bank, F.S.B. (the "Bank"), conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant accounting policies follows:

    NATURE OF OPERATIONS

    Charter One is a Delaware Corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter One Bank, F.S.B. The business of the Bank, and, therefore, the Company, is providing consumer and business banking services to certain major markets in Ohio and, as of November 1995, in Michigan. At the end of 1995, the Bank was doing business through 155 full service banking branches and 9 loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. The Company's income is derived predominately from interest on loans, leases, and securities and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage principally in equipment leasing, data processing services, real estate appraisal, sales of tax deferred annuities, property and casualty insurance, and the development, operations and sale of real estate.
    Service corporations are not a significant part of the business of the Bank.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and balances have been eliminated. Investments in affiliates which are not majority owned are recorded on the equity basis.

    SECURITIES

    Securities consist of mortgage-backed securities, U.S. government and federal agency obligations, floating-rate notes, commercial paper, mutual funds and state and local government obligations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," adopted as of January 1, 1994, securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading would be carried at estimated fair value with the unrealized holding gain or loss recorded in the statement of income. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders' equity. Securities classified as held to maturity are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Realized gains or losses on the sale of marketable equity securities are recorded based on the average cost. Security sales are recorded on a trade date basis.

    LOANS

    Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income.

    Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances. For balance sheet presentation, the balances are presented net of deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans.

    Discounts and premiums are accreted or amortized using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Unamortized net fees are recognized upon early repayment of the loans. Unamortized net fees on loans sold are included in the basis of the loans in calculating gains and losses.

    On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans.
    The Company had previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should continue to be accounted for as loans. At the date of adoption, the balance of in-substance foreclosed loans reclassified to loans receivable was $1.2 million. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's results of operations.

    The Company's policy for recognition of interest on impaired loans including how cash receipts are recorded is essentially unchanged as a result of the adoption of SFAS Nos. 114 and 118. A loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired, but remain on accrual status, when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms).

    A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0 and principal recovery is in doubt. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant ($500,000 or less) and represent a homogeneous population, the Bank evaluates impairment based on the level and extent of delinquencies in the portfolio and the Bank's prior charge-off experience with those delinquencies. Such loans include all mortgage loans secured by 1-4 family residential property, all consumer loans and certain multifamily real estate loans, non-residential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value or (ii) when collection efforts have ceased.

    LEASE ACCOUNTING

    The Company's lease transactions are classified as either sales-type, direct financing, or operating leases. The Company classifies leases at the inception of the lease in accordance with SFAS No. 13, "Accounting for Leases." Sales-type and direct financing leases are those leases that transfer substantially all of the costs and risks of ownership of the equipment to the lessee. Generally, the leases are classified as sales-type or direct financing leases if either (a) the lease term is at least 75 percent of the estimated economic life of the leased equipment or
    (b) the present value of the rental payments is at least 90 percent of the fair value of the leased equipment at the inception of the lease. Operating leases are those leases in which substantially all the benefits and risks of ownership of the equipment are retained by the lessor. Generally, the leases that do not meet conditions (a) or (b) described above are classified as operating leases. The estimated residual values are reviewed annually and reduced if necessary.

        Sales-Type Leases - At the inception of the lease, the present value of future rentals is recorded as equipment sales. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

        Direct Financing Leases - At lease inception, the present values of future rentals and of the residual are recorded as net investment in direct financing leases. Unearned interest income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

        Operating Leases - Operating lease revenue includes monthly rentals. The cost of equipment is recorded as equipment on operating leases and is depreciated over the initial and succeeding lease terms, if any, to an estimated residual value.

        Initial Direct Costs - Sales commissions and other direct costs incurred in direct financing and operating leases are capitalized and recorded as part of the net investment in leases and of the equipment on operating leases and are amortized over the lease term.

        Syndication Fees - This income includes fees received from the sales of lease transactions originated by the Company and sold to institutional investors. In addition to these fees, the Company also may be entitled to a fee for the subsequent lease or sale of the equipment.

        Nonrecourse Financing - The Company assigns the rentals under many leases to financial institutions on a nonrecourse basis, for which the Company receives a cash payment equal to the discounted value of the lease rentals. In the event of a default by a lessee, the financial institution has a security interest in the underlying leased equipment but has no recourse against the Company.

    NONPERFORMING LOANS AND LEASES

    Loans and leases considered to be nonperforming include nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days, and restructured loans. Loans and leases are classified as nonaccrual when, in management's judgment, the borrower no longer has the ability and intent to make periodic interest and principal payments. Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management's judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or the terms due to the inability of the borrower to meet the obligation under the original terms.

    ALLOWANCE FOR LOAN AND LEASE LOSSES

    The allowance for loan and lease losses is established at a level believed adequate by management to absorb estimated losses inherent in the loan and lease portfolio. Management's determination of the adequacy of the allowance is based upon estimates derived from an analysis of individual credits, prior and current loss experience, loan and lease portfolio delinquency levels, overall growth in the loan and lease portfolio and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan and lease losses represents a charge against current earnings in order to maintain the allowance for loan and lease losses at an appropriate level. Management believes that the allowance for loan and lease losses has been recorded in accordance with generally accepted accounting principles.

    PREMISES AND EQUIPMENT

    Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.

    OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

    Interest rate exchange agreements ("swaps"), interest rate floor agreements ("floors"), interest rate collar agreements ("collars"), and interest rate cap agreements ("caps") used in asset/liability management activities (primarily as hedges against exposure to interest-rate risk associated with interest-bearing liabilities and not for speculation purposes) are accounted for using the accrual method. The net interest received or paid on swaps, floors, collars, and caps is recognized over the lives of the respective contracts as an adjustment to interest expense. Fees paid or received at inception of the agreements are amortized or accreted to interest expense over the lives of the related agreements. Gains and losses on terminated agreements are deferred and amortized to interest expense over the remaining original term of the applicable agreement. If the assigned liability is eliminated, the gain or loss on the terminated agreement is recognized immediately.

    In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. These financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

    REAL ESTATE OWNED

    Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

    GOODWILL

    Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized using the straight-line method.

    LOAN FEES

    Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees related to loans paid off are included in income. Unamortized net fees on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

    FEDERAL INCOME TAXES

    The Company and its wholly owned subsidiary file a consolidated income tax return. The provision for federal income taxes is based upon earnings reported for financial statement purposes rather than amounts reported on the Company's income tax returns. Deferred income taxes, which result from temporary differences in the recognition of income and expense for financial statement and tax return purposes, are included in the calculation of income tax expense. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

    STATEMENT OF CASH FLOWS

    For purposes of the statement of cash flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate swaps are classified based on the on-balance-sheet assets or liabilities hedged. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $67.8 million and $63.4 million at December 31, 1995 and 1994, respectively.

    NEW ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. This statement is effective for fiscal years beginning after December 15, 1995 and will be applied prospectively. Management does not believe this statement, upon adoption, will have a material effect on the Company's financial condition or results of operations.

    In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a company recognize, as a separate asset, rights to service mortgage loans for others, however those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative values, if it is practicable to estimate those fair values. This statement also requires that a company periodically assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. This statement is effective for fiscal years beginning after December 15, 1995 and will be applied prospectively. Management does not believe this statement, upon adoption, will have a material effect on the Company's financial condition or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based upon the entity's common stock price, except for employee stock ownership plans. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation arrangements with employees, rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. While the SFAS No. 123 fair value based method is considered by the FASB to be preferable to the APB 25 method, entities are allowed to continue to use the APB 25 method.
    Entities not adopting the fair value method under SFAS No. 123 are required to present pro forma net income and earnings per share, in the notes to the financial statements, as if the fair value based method had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Management intends to continue to use the APB 25 method of accounting for stock-based compensation.

    RECLASSIFICATION

    Certain items in the consolidated financial statements for 1994 and 1993 have been reclassified to conform to the 1995 presentation.


2.  BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES

    On October 31, 1995, the Company completed a merger with FirstFed Michigan Corporation ("FirstFed"), the holding company for First Federal of Michigan, a federally chartered savings and loan association. The merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares of Company common stock. The merger has been accounted for as a pooling of interests and, accordingly, the financial statements of the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed paid dividends of $8,612,000 for the 10 months ended October 31, 1995, $10,079,000 in 1994 and $8,687,000 in 1993.
    All per share dividend amounts are those of the Company prior to the merger.

    Total assets and shareholders' equity of FirstFed as of October 31, 1995 (unaudited) were $7,675,952,000 and $417,555,000, respectively. Total income and net income of the Company and FirstFed after restatement to conform the adoption dates of changes in accounting practices and reclassifications to conform presentation included in the 1995, 1994, and 1993 results of operations are as follows:

                                       Total Income                                      Net Income (Loss)
                         ----------------------------------------          -----------------------------------------
                         January 1, 1995    Year Ended December 31,        January 1, 1995      Year Ended December 31,
                                to          -----------------------               to            ----------------------
                         October 31, 1995      1994         1993           October 31, 1995      1994          1993
                         ----------------     ------       ------          ----------------      ------       ------
                           (unaudited)                                       (unaudited)
                                                      (dollars in thousands)
Company . . . . . . .     $ 420,528           423,686       384,595         $  54,684             67,613       61,436
FirstFed  . . . . . .       448,022           472,105       737,420           (31,707)           (64,342)      42,964
                           --------           -------     ---------           -------             ------      -------
  Total . . . . . . .     $ 868,550           895,791     1,122,015         $  22,977              3,271      104,400
                           ========           =======     =========           =======             ======      =======

    A reconciliation of amounts previously reported by the Company and FirstFed to the amounts included in the restated statements of the Company for 1994 and 1993 follows:

                                                                    Year Ended December 31,
                                                        -----------------------------------------------
                                                           Total Income              Net Income (Loss)
                                                        ------------------           ------------------
                                                        1994          1993           1994          1993
                                                        ----          ----           ----          ----
                                                                    (dollars in thousands)
As reported by the Company  . . . . . . . . . .     $  423,686        384,595     $  67,613        68,456
As reported by FirstFed . . . . . . . . . . . .        470,302        734,738       (96,290)       41,401
Adjustment to conform adoption dates of
 accounting changes . . . . . . . . . . . . . .              -              -        31,948        (5,457)
Reclassifications to conform presentation . . .          1,803          2,682             -             -
                                                     ---------      ---------      --------       -------
  Total, as restated  . . . . . . . . . . . . .     $  895,791      1,122,015     $   3,271       104,400
                                                     =========      =========      ========       =======

    The adjustment to conform adoption dates of accounting changes shown in the table above is made to conform FirstFed's adoption date of an accelerated method of accounting for goodwill from January 1, 1994 to January 1, 1990 and to conform the Company's adoption date of SFAS No. 109, "Accounting for Income Taxes" from January 1, 1993 to January 1, 1992.

    In January 1995, the Company acquired a leasing company (ICX Corporation) and purchased a controlling interest in a computer service bureau (Accredited Computer Services) in which it previously had an equity investment. ICX Corporation had $135.8 million in assets, primarily financing leases and assets held under operating leases. Accredited Computer Services had $2.7 million in assets comprised primarily of computer equipment. The acquisition and operations of both companies are insignificant to the Company.

    During 1994, the Company sold three branches in South Carolina and eight branches in Virginia which had total deposits of $101 million.

    On January 21, 1993, the Company acquired Women's Federal Savings Bank, F.S.B. ("Women's Federal"), a federally chartered stock savings bank which operated through eleven full-service offices in the Cleveland, Ohio area. The merger was accounted for as a purchase under generally accepted accounting principles, whereby assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The acquisition was completed by exchanging shares of the Company's common stock valued at $55.2 million and $23.2 million in cash for all of the outstanding shares of Women's Federal. The Company acquired $794.9 million in assets, primarily loans and investment securities, and $739.7 million in liabilities, primarily deposits. Results of operations for Women's Federal have been included in the Company's consolidated statements of income since the acquisition date.


3.  INVESTMENT SECURITIES

    Investment securities classified as available for sale at December 31, 1995, are summarized as follows:

                                                                             December 31, 1995
                                                           ----------------------------------------------------
                                                                           Gross        Gross
                                                           Amortized     Unrealized   Unrealized        Fair
                                                             Cost          Gains        Losses          Value
                                                           --------      ----------   ----------      ---------
                                                                          (dollars in thousands)
     U.S. Treasury and agency securities . . . . . . .    $  375,263        1,969             -        377,232
     Corporate notes and commercial paper  . . . . . .        27,584        2,449             -         30,033
     Other . . . . . . . . . . . . . . . . . . . . . .           162            -             -            162
                                                             -------        -----         -----        -------
       Total . . . . . . . . . . . . . . . . . . . . .    $  403,009        4,418             -        407,427
                                                             =======        =====         =====        =======

    Investment securities classified as available for sale at December 31, 1994, are summarized as follows:

                                                                             December 31, 1994
                                                             -------------------------------------------------
                                                                             Gross       Gross
                                                             Amortized    Unrealized   Unrealized        Fair
                                                               Cost          Gains       Losses          Value
                                                             ---------    ----------   ----------      -------
                                                                           (dollars in thousands)
     U.S. Treasury and agency securities . . . . . . . .    $ 423,224            12        7,059        416,177
     Corporate notes and commercial paper  . . . . . . .       50,036         1,243          391         50,888
     Other . . . . . . . . . . . . . . . . . . . . . . .          183             -            1            182
                                                             --------         -----        -----        -------
       Total . . . . . . . . . . . . . . . . . . . . . .    $ 473,443         1,255        7,451        467,247
                                                             ========         =====        =====        =======

    The weighted average interest rate on investment securities was 6.76% and 6.46% at December 31, 1995 and 1994, respectively.

    Investment securities available for sale by contractual maturity are shown below:

                                                                                December 31, 1995
                                                                     -----------------------------------------
                                                                     Amortized           Fair          Average
                                                                        Cost             Value           Rate
                                                                     ---------           -----         -------
                                                                                (dollars in thousands)
     Due in one year or less . . . . . . . . . . . . . . . . . . .   $ 208,720           212,471          6.94%
     Due after one year through two years  . . . . . . . . . . . .      15,034            15,146          7.44
     Due after two years through five years  . . . . . . . . . . .     169,907           170,377          6.48
     Due after five years through ten years  . . . . . . . . . . .         539               557          6.10
     Due after ten years . . . . . . . . . . . . . . . . . . . . .       8,809             8,876          6.89
                                                                       -------           -------          ----
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 403,009           407,427          6.76%
                                                                        ======           =======          ====


    At December 31, 1995 and 1994, total adjustable-rate investment securities were $8.9 million and $17.1 million, respectively.

    Charter One held no investment securities of any single nongovernmental issuer which were in excess of ten percent of shareholders' equity at either December 31, 1995 or 1994.

    Proceeds from sales of investment securities in 1995, 1994 and 1993 were $655.6 million, $322.1 million and $159.2 million, respectively. Gains on these sales were $6.0 million, $7.9 million and $477,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Losses were $1.0 million and $11,000 for the years ended December 31, 1994 and 1993, respectively.

4.  MORTGAGE-BACKED SECURITIES

    The amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values at December 31, 1995 were as follows:

                                                                       December 31, 1995
                                                     ------------------------------------------------------
                                                                       Gross          Gross
                                                     Amortized       Unrealized    Unrealized         Fair
                                                        Cost           Gains         Losses           Value
                                                     ---------       ----------    ----------       --------
                                                                      (dollars in thousands)
   AVAILABLE FOR SALE
     Participation certificates:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .    $   329,317            196         2,366          327,147
         FHLMC . . . . . . . . . . . . . . . . .         20,307             85             -           20,392
       Private issues  . . . . . . . . . . . . .            116              -             -              116
     Collateralized mortgage obligations:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .        262,206          4,413            25          266,594
         FHLMC . . . . . . . . . . . . . . . . .        348,830          3,759            79          352,510
       Private issues  . . . . . . . . . . . . .        464,604          4,624           398          468,830
           Total mortgage-backed securities           ---------        -------        ------        ---------
            available for sale . . . . . . . . .      1,425,380         13,077         2,868        1,435,589
   HELD TO MATURITY                                   ---------         -------      -------        ---------
     Participation certificates:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .      1,546,206         27,541         1,570        1,572,177
         FHLMC . . . . . . . . . . . . . . . . .        891,638         30,613            26          922,225
         GNMA  . . . . . . . . . . . . . . . . .        224,938          5,863             -          230,801
       Private issues  . . . . . . . . . . . . .        498,631          4,275         3,911          498,995
     Collateralized mortgage obligations:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .        180,013          9,108             3          189,118
         FHLMC . . . . . . . . . . . . . . . . .         83,708          5,147           106           88,749
       Private issues  . . . . . . . . . . . . .        454,026          6,808         1,573          459,261
                                                      ---------        -------        ------        ---------
           Total mortgage-backed securities
            held to maturity . . . . . . . . . .      3,879,160         89,355         7,189        3,961,326
                                                      ---------        -------        ------        ---------
             Total . . . . . . . . . . . . . . .    $ 5,304,540        102,432        10,057        5,396,915
                                                      =========        =======        ======        =========


     At December 31, 1994, the amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values were as follows:

                                                                      December 31, 1994
                                                     ------------------------------------------------------
                                                                      Gross         Gross
                                                     Amortized      Unrealized     Unrealized         Fair
                                                       Cost           Gains          Losses           Value
                                                     ---------      ----------     ----------        ------
                                                                      (dollars in thousands)
   AVAILABLE FOR SALE
     Participation certificates:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .   $    16,354            263            606           16,011
         FHLMC . . . . . . . . . . . . . . . . .       180,862            361         12,436          168,787
         GNMA  . . . . . . . . . . . . . . . . .        13,525              -          1,594           11,931
       Private issues  . . . . . . . . . . . . .           163              -              -              163
     Collateralized mortgage obligations:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .        13,836              -          1,246           12,590
         FHLMC . . . . . . . . . . . . . . . . .         9,227              -            653            8,574
       Private issues  . . . . . . . . . . . . .       111,973              -         13,790           98,183
     Mutual funds  . . . . . . . . . . . . . . .        60,891              -          3,653           57,238
                                                    ----------         ------        -------        ---------
         Total mortgage-backed securities
          available for sale . . . . . . . . . .       406,831            624         33,978          373,477
                                                    ----------         ------        -------        ---------
   HELD TO MATURITY
     Participation certificates:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .     2,778,305          2,201        184,040        2,596,466
         FHLMC . . . . . . . . . . . . . . . . .     1,083,868          4,004         20,639        1,067,233
         GNMA  . . . . . . . . . . . . . . . . .       225,962            462          6,724          219,700
       Private issues  . . . . . . . . . . . . .       570,319          1,964          4,962          567,321
     Collateralized mortgage obligations:
       Government agency issues:
         FNMA  . . . . . . . . . . . . . . . . .       423,525            399          8,071          415,853
         FHLMC . . . . . . . . . . . . . . . . .       406,711             34          8,482          398,263
       Private issues  . . . . . . . . . . . . .       766,424          3,586         17,613          752,397
                                                    ----------         ------        -------        ---------
         Total mortgage-backed securities
          held to maturity . . . . . . . . . . .     6,255,114         12,650        250,531        6,017,233
                                                    ----------         ------        -------        ---------
           Total . . . . . . . . . . . . . . . .   $ 6,661,945         13,274        284,509        6,390,710
                                                    ==========         ======        =======        =========



    On November 15, 1995, the FASB staff issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". In accordance with provisions in that special report, management chose to reclassify certain securities from the available for sale portfolio to the held to maturity portfolio. At December 31, 1995, the date of the transfer, the fair value of those securities was $77.3 million and the unrealized loss on those securities was $2.3 million. Such loss will be amortized through equity over the remaining life of the securities.

    Additionally, in accordance with implementation of the same special report, management chose to reclassify certain securities that were classified as held to maturity to the available for sale portfolio. At December 31, 1995, the date of the transfer, the amortized cost of those securities was $1.1 billion and the unrealized gain on those securities was $12.3 million. In 1994, certain of those securities had been transferred from available for sale to held to maturity with an unrealized loss of $50.2 million. At December 31, 1995, it was management's intent to reclassify these same securities back to the held to maturity portfolio after a sufficient period of market value risk. On January 31, 1996, such a reclassification was made and an after-tax increase of $42.2 million in shareholder's equity was recorded.

    During the fourth quarter of 1995, management also chose to reclassify $945.7 million of fixed, low-rate mortgage-backed securities from held to maturity to available for sale. This transfer was made as a component of the FirstFed Merger repositioning in order to maintain the Company's existing interest rate risk position. The mortgage-backed securities were sold and a loss on the sale of $17.5 million was recorded in the fourth quarter of 1995.

    During 1994, mortgage-backed securities held to maturity with an aggregate amortized cost of $17.9 million were sold and $17.4 million were transferred to available for sale. The securities represent the entire portfolio of securities held by the Bank which were issued by the Resolution Trust Corporation ("RTC") and were collateralized mortgage obligations backed by first mortgage loans on multifamily properties. Certain of these securities had decreasing levels of credit support due to increasing collateral delinquencies and/or declining loss reserve funds.
    As a result of the increased credit risk resulting from the significant deterioration in the quality of the loans collateralizing these securities, management sold and/or reclassified its entire portfolio of RTC multifamily securities. The majority of the securities sold were subsequently formally downgraded by ratings agencies.

    During 1994, mortgage-backed securities with an amortized cost basis of $1,082.9 million and a fair value of $1,032.7 million were transferred from the available for sale portfolio to the held to maturity portfolio. These securities were acquired to provide the Bank with a positive spread over the cost of funding and were initially included in the available for sale portfolio to provide flexibility for asset/liability management purposes. The securities continue to provide net interest income at management's targeted spread over the cost of funding. Management, after considering market conditions as well as its asset/liability management position, determined that it will hold these securities to maturity. The net unrealized loss as of the date of transfer was recorded as a component of amortized cost of the securities, while the tax-adjusted net unrealized loss was reported in shareholders' equity. These amounts were being amortized over the estimated remaining life of the securities using the interest method. Of the $58.5 million in tax-adjusted net unrealized losses recorded in equity as of December 31, 1994, $32.7 million represented the tax-adjusted net unrealized holding loss on available for sale securities transferred to the held to maturity portfolio.

    Sales of mortgage-backed securities available for sale resulted in gains of $1.8 million in 1995, $10.1 million in 1994 and $8.5 million in 1993. Losses, including write-downs to fair value, were $27.4 million in 1995, $5.9 million in 1994 and $225,000 in 1993.

    A commitment to sell $327.1 million of Federal National Mortgage Association mortgage-backed securities was entered into with a trade date of December 21, 1995 and a settlement date of January 18, 1996. The loss on the sale of $2.2 million was recorded at the trade date.

    Mortgage-backed securities are classified by type of interest payment as follows:

                                                                    December 31,
                                 ------------------------------------------------------------------------------
                                                   1995                                    1994
                                 -------------------------------------      -----------------------------------
                                  Amortized         Fair     Average         Amortized        Fair     Average
                                     Cost          Value      Rate             Cost           Value     Rate
                                 -----------       -----   -----------      -----------       -----  ----------
                                                             (dollars in thousands)
     AVAILABLE FOR SALE
       Adjustable rate:
         Participation
          certificates . . .                                               $     1,889          1,862     6.14%
         Collateralized
          mortgage obligations   $ 1,072,890      1,085,208     7.23%           21,784         19,570     6.36
         Mutual funds  . . .               -              -        -            60,891         57,238     5.57
                                   ---------      ---------     ----        ----------      ---------     ----
           Total adjustable rate   1,072,890      1,085,208     7.23            84,564         78,670     5.79
                                   ---------      ---------     ----        ----------      ---------     ----
       Fixed rate:
         Participation
          certificates . . .         349,740        347,655     6.23           209,015        195,030     7.16
         Collateralized
          mortgage obligations         2,750          2,726     5.30           113,252         99,777     6.57
                                   ---------      ---------     ----        ----------      ---------     ----
            Total fixed rate         352,490        350,381     6.22           322,267        294,807     6.95
                                   ---------      ---------     ----        ----------      ---------     ----
             Total available
                for sale . .       1,425,380      1,435,589     6.98           406,831        373,477     6.71
                                   ---------      ---------     ----        ----------      ---------     ----
     HELD TO MATURITY
       Adjustable rate:
         Participation
          certificates . . .       1,279,124      1,297,319     7.08         1,459,067      1,441,393     6.27
         Collateralized
          mortgage obligations       357,816        372,972     7.48         1,389,954      1,370,535     7.57
                                   ---------      ---------     ----        ----------      ---------     ----
             Total adjustable rate 1,636,940      1,670,291     7.17         2,849,021      2,811,928     6.90
                                   ---------      ---------     ----        ----------      ---------     ----
     Fixed rate:
         Participation
          certificates . . .       1,882,289      1,926,879     7.56         3,199,387      3,009,326     7.15
         Collateralized
          mortgage obligations       359,931        364,156     7.32           206,706        195,979     7.49
                                   ---------      ---------     ----        ----------      ---------     ----
               Total fixed rate    2,242,220      2,291,035     7.52         3,406,093      3,205,305     7.17
                                   ---------      ---------     ----        ----------      ---------     ----
                Total held to
                 maturity . .      3,879,160      3,961,326     7.37         6,255,114      6,017,233     7.05
                                   ---------      ---------     ----        ----------      ---------     ----
     Total mortgage-backed
      securities . . . . . .     $ 5,304,540      5,396,915     7.27%      $ 6,661,945      6,390,710     7.03%
                                   =========      =========     ====        ==========      =========     ====

    Adjustable-rate mortgage-backed securities are further classified by type of repricing index as follows:



                                                                                         1995
                                                                         -------------------------------------
                                                                          Amortized         Fair      Average
                                                                              Cost          Value       Rate
                                                                         -----------        -----    ----------
                                                                                 (dollars in thousands)
     Available for sale:
       Collateralized mortgage obligations:
         One-month LIBOR . . . . . . . . . . . . . . . . . . . . .      $  1,025,471       1,037,585      7.22%
         Other . . . . . . . . . . . . . . . . . . . . . . . . . .            47,419          47,623      7.39
                                                                           ---------       ---------      ----
         Total adjustable rate available for sale  . . . . . . . .         1,072,890       1,085,208      7.23
                                                                           ---------       ---------      ----

     Held to maturity:
       Participation certificates:
         One year treasury bills . . . . . . . . . . . . . . . . .           525,800         539,741      7.42
         FHLB 11th District cost of funds  . . . . . . . . . . . .           509,574         505,568      6.70
         One-year constant maturity treasury . . . . . . . . . . .           211,000         219,868      7.04
         Other . . . . . . . . . . . . . . . . . . . . . . . . . .            32,750          32,144      7.67
       Collateralized mortgage obligations:
         One-month LIBOR . . . . . . . . . . . . . . . . . . . . .           333,994         349,113      7.46
         Other . . . . . . . . . . . . . . . . . . . . . . . . . .            23,822          23,857      7.75
                                                                           ---------       ---------      ----
           Total adjustable rate held to maturity  . . . . . . . .         1,636,940       1,670,291      7.17
                                                                           ---------       ---------      ----
             Total adjustable rate . . . . . . . . . . . . . . . .      $  2,709,830       2,755,499      7.19%
                                                                           =========       =========      ====

5.  LOANS AND LEASES

    Loans and leases held for investment consist of the following:

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                   1995               1994
                                                                                   ----               ----
                                                                                    (dollars in thousands)
   Real estate:
     Permanent:
       One-to-four family  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,140,857          5,266,481
       Multifamily . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       359,056            394,676
       Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       368,372            351,892
     Construction:
       One-to-four family. . . . . . . . . . . . . . . . . . . . . . . . . .       132,776            133,081
       Multifamily . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,495              7,645
       Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        38,592             32,863
                                                                                 ---------          ---------
         Total real estate . . . . . . . . . . . . . . . . . . . . . . . . .     6,051,148          6,186,638
   Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       594,609            483,531
   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,747             84,307
   Lease financings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       131,352                  -
                                                                                 ---------          ---------
       Total loans and leases  . . . . . . . . . . . . . . . . . . . . . . .     6,842,856          6,754,476
                                                                                 ---------          ---------
   Less:
     Loans in process  . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,845             70,369
     Unamortized net discount  . . . . . . . . . . . . . . . . . . . . . . .         4,150              5,870
     Allowance for loan and lease losses . . . . . . . . . . . . . . . . . .        64,436             64,838
     Deferred loan fees, net . . . . . . . . . . . . . . . . . . . . . . . .        16,165             25,846
                                                                                 ---------          ---------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       168,596            166,923
                                                                                 ---------          ---------
         Loans and leases, net . . . . . . . . . . . . . . . . . . . . . . .   $ 6,674,260          6,587,553
                                                                                 =========          =========

    Loans with adjustable rates included above totaled $2.3 billion and $2.2 billion at December 31, 1995 and 1994, respectively. Substantially all such loans have contractual interest rates that increase or decrease at periodic intervals no greater than three years, or have original terms to maturity of three years or less. Adjustable-rate loans reprice primarily based upon U.S. treasury security rates.

    The Bank's primary lending areas are within the states of Ohio and Michigan. At December 31, 1995 and 1994, $6.3 billion and $6.2 billion, respectively, of the Bank's gross loans were to borrowers located within these two states. Although the Bank has a diversified loan portfolio, its borrowers' ability to honor their contracts is substantially dependent upon general economic conditions of the region.

    The Bank originates or purchases commercial real estate and business loans. These loans are considered by management to be of somewhat greater risk of uncollectibility than single-family residential real estate loans due to the dependency on income production or future development of real estate. The following table sets forth the Bank's commercial real estate and commercial construction loan portfolios by type of collateral.

                                                                         December 31,
                                                     ---------------------------------------------------------
                                                               1995                            1994
                                                     -----------------------           -----------------------
                                                                     Percent                          Percent
                                                                       of                              of
                                                       Amount         Total            Amount         Total
                                                       ------        -------           ------         -------
                                                                     (dollars in thousands)
   Strip shopping centers  . . . . . . . . . . . .   $ 139,905          34.4%       $  142,345         37.0%
   Office buildings  . . . . . . . . . . . . . . .      63,573          15.6            69,834         18.2
   Warehouses  . . . . . . . . . . . . . . . . . .      57,800          14.2            51,593         13.4
   Developed and undeveloped land  . . . . . . . .      57,290          14.1            23,883          6.2
   Hotel property  . . . . . . . . . . . . . . . .      36,939           9.1            41,120         10.7
   Mobile home parks . . . . . . . . . . . . . . .      18,630           4.6            20,892          5.4
   Other . . . . . . . . . . . . . . . . . . . . .      32,827           8.0            35,088          9.1
                                                      --------         -----          --------        -----
     Total . . . . . . . . . . . . . . . . . . . .   $ 406,964         100.0%       $  384,755        100.0%
                                                      ========         =====          ========        =====


    Business loans include loans to companies located in Ohio and Michigan totaling $64 million and $82 million at December 31, 1995 and 1994, respectively.

    Business loans are collateralized by accounts receivable, inventory and other assets used in the borrowers' business. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers' residence.

    At December 31, 1995, 1994 and 1993, loans serviced for the benefit of others, not included in the detail above, totaled $1.2 billion, $883 million and $960 million, respectively. Included in these totals were loans sold on a recourse basis of $23 million, $29 million and $35 million, respectively. Totals exclude loans serviced for the Federal Home Loan Mortgage Corporation of $50 million, $66 million and $137 million, respectively, which were exchanged for mortgage-backed securities held by the Company. Custodial escrow balances maintained in connection with the foregoing loan servicing were $19 million and $25 million at December 31, 1995 and 1994, respectively.

    The Company normally has outstanding a number of commitments to extend credit. At December 31, 1995, there were outstanding commitments to originate $206 million of fixed-rate mortgage and other loans and leases and $44 million of adjustable-rate loans, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

    At December 31, 1995, there were also outs4anding unfunded consumer lines of credit of $355 million and business lines of credit of $23 million. The Company does not expect all of these lines to be used by the borrowers.

    A summary of the investment in lease financings is as follows:

                                                                                                December 31, 1995
                                                                                              ----------------------
                                                                                              (dollars in thousands)
     Direct financing leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  76,713
     Sales type leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54,639
                                                                                                   --------
       Total lease financings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 131,352
                                                                                                   ========

    The components of the investment in lease financings are as follows:

                                                                                              December 31, 1995
                                                                                            ----------------------
                                                                                            (dollars in thousands)
    Total future minimum lease rentals  . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 125,773
    Estimated residual value of leased equipment  . . . . . . . . . . . . . . . . . . . . .         32,451
    Initial direct costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            987
    Less unearned income on minimum lease rentals and estimated residual value
     of leased equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (27,859)
                                                                                                  --------
      Total lease financings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 131,352
                                                                                                  ========

    At December 31, 1995, future minimum lease rentals on sales-type and direct financing leases are as follows: $39.6 million in 1996; $32.3 million in 1997; $24.4 million in 1998; $15.7 million in 1999; $7.8 million in 2000, and $5.9 million thereafter.

    At December 31, 1995, future minimum lease rentals on noncancelable operating leases are as follows: $16.8 million in 1996; $8.7 million in 1997; $549,000 in 1998, and $3,000 in 1999.

    ALLOWANCE FOR LOAN AND LEASE LOSSES

    Changes in the allowance for loan and lease losses are as follows:

                                                                              Year Ended December 31,
                                                                      ------------------------------------
                                                                      1995            1994            1993
                                                                      ----            ----            ----
                                                                            (dollars in thousands)
   Balance, beginning of year  . . . . . . . . . . . . . . . . .    $ 64,838          64,715          58,982
     Provision . . . . . . . . . . . . . . . . . . . . . . . . .       1,032           2,948           7,549
     Other   . . . . . . . . . . . . . . . . . . . . . . . . . .         176               -               -
     Amounts charged off . . . . . . . . . . . . . . . . . . . .      (2,318)         (3,220)         (3,973)
     Recoveries  . . . . . . . . . . . . . . . . . . . . . . . .         708             395             135
     Acquired through acquisition  . . . . . . . . . . . . . . .           -               -           2,022
                                                                     -------         -------         -------
   Balance, end of year  . . . . . . . . . . . . . . . . . . . .    $ 64,436          64,838          64,715
                                                                     =======         =======         =======


    Nonperforming loans and leases were $43.1 million, $49.2 million and $63.2 million at December 31, 1995, 1994 and 1993, respectively.

    As of December 31, 1995, the total investment in impaired loans was $1.7 million. The entire $1.7 million was subject to allowances for credit losses which stood at $1.0 million as of December 31, 1995. The average recorded investment in impaired loans during 1995 was $1.7 million, and interest income recognized in 1995 was $114,000. The interest income potential based upon the original terms of the contracts for these impaired loans was $160,000 for 1995.


6.  PREMISES AND EQUIPMENT

    Premises and equipment consists of the following:

                                                                                       December 31,
                                                                                 ----------------------
                                                                                 1995              1994
                                                                                 ----              ----
                                                                                    (dollars in thousands)
    Land and land improvements  . . . . . . . . . . . . . . . . . . . . . . .   $   17,546            17,438
    Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . .      121,065           117,782
    Furniture and equipment   . . . . . . . . . . . . . . . . . . . . . . . .       71,638            63,542
                                                                                 ---------          --------
                                                                                   210,249           198,762
    Accumulated depreciation and amortization . . . . . . . . . . . . . . . .     (113,668)          (97,252)
                                                                                 ---------          --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   96,581           101,510
                                                                                 =========          ========

7.  REAL ESTATE OWNED

    Real estate owned consists of the following:

                                                                                          December 31,
                                                                                     ---------------------
                                                                                     1995             1994
                                                                                     ----             ----
                                                                                     (dollars in thousands)
    Acquired in settlement of loans . . . . . . . . . . . . . . . . . . . . . .    $ 11,650           14,184
    In-substance foreclosures . . . . . . . . . . . . . . . . . . . . . . . . .           -            1,196
    Held for investment and acquired for development  . . . . . . . . . . . . .         341              331
                                                                                    -------          -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 11,991           15,711
                                                                                    =======          =======

8.  ACCRUED INTEREST RECEIVABLE

    Accrued interest receivable consists of the following:

                                                                                          December 31,
                                                                                      --------------------
                                                                                      1995            1994
                                                                                      ----            ----
                                                                                     (dollars in thousands)

    Loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 39,638          36,745
    Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . . .     26,863          33,386
    Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,110           8,104
    Interest rate cap agreements  . . . . . . . . . . . . . . . . . . . . . . . .         72              68
                                                                                     -------         -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 73,683          78,303
                                                                                     =======         =======

9.  DEPOSITS

    Deposits consist of the following:

                                                                                December 31,
                                                      -------------------------------------------------------
                                                               1995                            1994
                                                      ----------------------          -----------------------
                                                                    Weighted                        Weighted
                                                                     Average                         Average
                                                      Amount          Rate            Amount          Rate
                                                      ------        --------          ------        --------
                                                                        (dollars in thousands)
   Checking accounts:
     Interest-bearing  . . . . . . . . . . . . .   $   513,933        1.98%        $   506,601        2.06%
     Noninterest-bearing . . . . . . . . . . . .       220,029           -             184,906           -
   Savings accounts  . . . . . . . . . . . . . .     1,007,178        2.41           1,140,023        2.42
   Money market accounts . . . . . . . . . . . .       829,087        3.19             928,858        3.14
   Certificates of deposit . . . . . . . . . . .     4,438,831        5.97           4,323,928        5.27
                                                    ----------        ----          ----------        ----
       Deposits  . . . . . . . . . . . . . . . .     7,009,058        4.65           7,084,316        4.16
   Plus unamortized premium on
    deposits purchased . . . . . . . . . . . . .         3,433                           4,837
                                                    ----------                      ----------
       Deposits, net . . . . . . . . . . . . . .   $ 7,012,491                     $ 7,089,153
   Including the annualized effect of applicable    ==========                      ==========
    swaps, floors, and amortization of deferred
    gains on terminated swaps  . . . . . . . . .                      4.61%                           4.57%
                                                                      ====                            ====

    A summary of certificates of deposit by maturity follows:

                                                                                             December 31, 1995
                                                                                            ----------------------
                                                                                            (dollars in thousands)
    Within 12 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,177,112
    12 months to 24 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       622,521
    24 months to 36 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       230,986
    36 months to 48 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       154,103
    Over 48 months  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       254,109
                                                                                                -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,438,831
                                                                                                ===========


    At December 31, 1995, brokered certificates of deposit represent .41% of the total certificates of deposit.


10. FEDERAL HOME LOAN BANK ADVANCES

    Federal Home Loan Bank ("FHLB") advances at December 31, 1995, are secured by Charter One's investment in the stock of the Federal Home Loan Bank, as well as certain real estate loans aggregating $4.2 billion and mortgage-backed securities aggregating $231 million. FHLB advances are composed of the following:

                                                                               December 31,
                                                          --------------------------------------------------------
                                                                    1995                          1994
                                                          -------------------------   ----------------------------
                                                                        Weighted                     Weighted
                                                                        Average                       Average
                                                            Amount        Rate            Amount        Rate
                                                            ------      --------          ------     --------
                                                                          (dollars in thousands)
     Fixed-rate advances . . . . . . . . . . . . . .     $ 1,310,122       5.78%       $1,041,747       6.09%
     Variable-rate advances  . . . . . . . . . . . .       1,853,000       5.87         1,926,500       6.02
                                                          ----------       ----         ---------       ----
       Advances  . . . . . . . . . . . . . . . . . .       3,163,122       5.84         2,968,247       6.04
     Unamortized premium . . . . . . . . . . . . . .              22                           43
                                                          ----------                    ---------
       Advances, net . . . . . . . . . . . . . . . .     $ 3,163,144                   $2,968,290
     Including the annualized effect of applicable        ==========                    =========
      swaps, caps and amortization of deferred
      gains on terminated swaps  . . . . . . . . . .                       5.90%                        6.10%
                                                                           ====                         ====


    The variable-rate advances reprice based upon LIBOR at one- to six-month intervals, and included $171 million with a 6.00% LIBOR cap, and $573 million which are callable, at par, by the FHLB.

    Charter One has also entered into stand-alone interest rate cap agreements applicable to certain variable-rate and short-term fixed-rate FHLB advances. Reference is made to Note 13, "Interest Rate Risk Management," for additional discussion.

    FHLB advances mature as follows:

                                                                            December 31, 1995
                                                           --------------------------------------------------
                                                           Fixed-Rate Advances         Variable-Rate Advances
                                                           -------------------         ----------------------
                                                                       Weighted                     Weighted
                                                                       Average                       Average
                                                           Amount        Rate            Amount       Rate
                                                           ------      -------           ------     --------
                                                                         (dollars in thousands)
    Maturing in:
      1996  . . . . . . . . . . . . . . . . . . . .     $   372,500       5.24%       $  730,000       5.89%
      1997  . . . . . . . . . . . . . . . . . . . .         387,300       5.95           928,000       5.86
      1998  . . . . . . . . . . . . . . . . . . . .         160,000       6.60           125,000       5.87
      1999  . . . . . . . . . . . . . . . . . . . .         150,000       6.08            70,000       5.91
      2000  . . . . . . . . . . . . . . . . . . . .         200,000       5.58                 -          -
      2005  . . . . . . . . . . . . . . . . . . . .           5,000       6.52                 -          -
      2006  . . . . . . . . . . . . . . . . . . . .             352       3.98                 -          -
      2007  . . . . . . . . . . . . . . . . . . . .          33,867       5.82                 -          -
      2009  . . . . . . . . . . . . . . . . . . . .             567       5.00                 -          -
      2010  . . . . . . . . . . . . . . . . . . . .             536       1.00                 -          -
                                                          ---------       ----         ---------       ----
        Total . . . . . . . . . . . . . . . . . . .       1,310,122       5.78%        1,853,000       5.87%
      Unamortized premium . . . . . . . . . . . . .              22       ====                 -       ====
                                                         ----------                    ---------
        Total FHLB advances, net  . . . . . . . . .     $ 1,310,144                   $1,853,000
                                                         ==========                    =========

    Certain advances require periodic amortization of principal. At December 31, 1995, scheduled repayments of advances are as follows: $1,104,600,000 in 1996, $1,317,520,000 in 1997, $287,347,000 in 1998, $222,481,000 in
    1999, $202,624,000 in 2000, and $28,550,000 thereafter.

11. REVERSE REPURCHASE AGREEMENTS

    Securities sold under agreements to repurchase are composed of the following:

                                                                                         December 31,
                                                                                    --------------------
                                                                                    1995            1994
                                                                                    ----            ----
                                                                                    (dollars in thousands)
    Short term:
      Mortgage-backed securities of $822 million, with fair value approximating
       $844 million, sold with agreements to repurchase the same securities.
       The agreements have a weighted average interest rate of 5.86% and mature in 1996 (1994-$2.2 billion sold, with fair value of $2.1 billion,
       interest at 5.57% due in 1995)   . . . . . . . . . . . . . . . . . . . .    $  798,783       2,073,120
       U.S. Treasury securities of $50 million, with fair value approximating
       $50 million, sold with agreements to repurchase the same securities.
       The agreements have a weighted average interest rate of 5.82% and mature in 1996 (1994-$250 million, with fair value of $245 million,
       interest at 6.00% due in 1995) . . . . . . . . . . . . . . . . . . . . .       49,250         248,313
                                                                                   ---------       ---------
            Total short term  . . . . . . . . . . . . . . . . . . . . . . . . .      848,033       2,321,433
                                                                                   ---------       ---------
    Long term:
       Mortgage-backed securities of $1.3 billion, with fair value approximating
       $1.3 billion, sold with agreements to repurchase the same securities.
       (1994-$1.1 billion sold with fair value of $1.0 billion):
        With a weighted average interest rate of 5.95% and 5.82% at December
         31,  1995 and 1994, respectively, resetting quarterly based on three-month
         LIBOR and capped at 6.06% through 1996, due in 1998  . . . . . . . . .      491,487         485,002
        With an interest rate of 6.17% and 5.68% at December 31, 1995 and
         1994, respectively, resetting quarterly based on three-month LIBOR
         and capped at 6.24%, due in 1997 . . . . . . . . . . . . . . . . . . .      175,000         175,000
        With a weighted average interest rate of 4.96%, due in 1996,
         callable by the Company at par . . . . . . . . . . . . . . . . . . . .      275,000         275,000
        With a weighted average interest rate of 5.44%, due in 1998 . . . . . .      200,000               -
        With an interest rate of 5.84%, due in 1999 . . . . . . . . . . . . . .      100,000               -
                                                                                   ---------       ---------
            Total long term . . . . . . . . . . . . . . . . . . . . . . . . . .    1,241,487         935,002
                                                                                   ---------       ---------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $2,089,520       3,256,435
                                                                                   =========       =========
    Weighted average interest cost including amortization of fees . . . . . . .         5.80%           5.63%
    Weighted average interest cost including the annualized effect of the          =========       =========
     applicable swaps, caps and amortization of deferred net gains
     on terminated swaps  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5.68%           7.16%
                                                                                   =========       =========


    The $200 million of fixed-rate agreements maturing in 1998 are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning June 1997 and quarterly thereafter.

    The securities sold under agreements to repurchase were delivered to the primary dealers who arranged or were party to the transactions. They may have sold, loaned, or otherwise disposed of such securities to other parties and have agreed to resell the same securities back to the Company at maturity of the agreements.

    At December 31, 1995 there were no amounts at risk with any counterparties exceeding 10 percent of shareholders' equity. The amount at risk is equal to the excess of the carrying value of the securities sold under agreements to repurchase over the amount of the repurchase liability.

    The maximum month-end balance of outstanding agreements to repurchase the same securities was $3.6 billion in 1995 and $3.5 billion in 1994. The average balance was $3.2 billion and $3.3 billion during 1995 and 1994, respectively.

    The Company has entered into interest rate swap, cap and collar agreements applicable to reverse repurchase agreements. Reference is made to Note 13, "Interest Rate Risk Management," for additional discussion. There were no such positions applicable to reverse repurchase agreements outstanding at December 31, 1995.

12. OTHER BORROWINGS

    Other borrowings consist of the following:

                                                                                            December 31,
                                                                                        ---------------------
                                                                                        1995             1994
                                                                                        ----             ----
                                                                                       (dollars in thousands)
    Zero coupon bonds of $407 million due February 2005,
     with yield to maturity of 11.39% . . . . . . . . . . . . . . . . . . . . . .   $ 145,684          130,223
    Mortgage loan sale agreement  . . . . . . . . . . . . . . . . . . . . . . . .      10,351           15,581
    Variable-rate bonds, due December 1, 2015, interest payable semi-
     annually at 4.75% with a ceiling of 9.5% . . . . . . . . . . . . . . . . . .      10,000           10,000
    Installment obligations without recourse  . . . . . . . . . . . . . . . . . .      35,663                -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,322            3,066
                                                                                     --------         --------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 209,020          158,870
                                                                                     ========         ========

    The zero coupon bonds are collateralized by mortgage-backed securities of $354 million and $297 million at December 31, 1995 and 1994, respectively.

    Prior to acquisition by the Company, Women's Federal sold various tax-exempt mortgage loans under a mortgage loan sale agreement. Under certain conditions, the Bank may be obligated to repurchase these loans; therefore, the sale has been recorded as a financing transaction. The mortgage loans sold under this agreement are fixed-rate loans with remaining maturities ranging from 104 to 225 months at December 31, 1995. The interest rate at December 31, 1995 was 5.35%. A letter of credit, guaranteed by the Bank, has been issued to the purchaser as collateral for financial performance. This letter of credit is collateralized by $18,201,000 of real estate loans.

    The variable-rate bonds are collateralized by a letter of credit, guaranteed by the Company. The variable-rate bonds are redeemable at the option of a subsidiary of the Bank on December 1, 2000 at the principal amount plus accrued interest.

    The installment obligations are collateralized by leased equipment and future lease revenues. The Company assigned the rentals under many leases on a nonrecourse basis. In the event of a default by a lessee, there is no recourse against the Company.


13. INTEREST RATE RISK MANAGEMENT

    The Company utilizes various types of interest rate contracts in managing its interest rate risk on certain of its deposits and FHLB advances. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer-term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

    Information on the swaps, by maturity date, follows:

                                                                  December 31,
                                  ---------------------------------------------------------------------------
                                                 1995                                     1994
                                  ---------------------------------       -----------------------------------
                                  Notional    Receiving    Paying          Notional      Receiving    Paying
                                  Principal   Interest    Interest        Principal      Interest    Interest
                                   Amount       Rate        Rate            Amount         Rate        Rate
                                  ---------   ---------   --------        ---------      ---------   --------
                                                           (dollars in thousands)
    FIXED PAYMENT AND
     VARIABLE RECEIPT
    1995
      1st quarter . . . . .                                             $    85,000      5.39%       11.90%
      2nd quarter . . . . .                                                 185,000      6.20        11.29
      3rd quarter . . . . .                                                 350,000      5.44         9.98
      4th quarter . . . . .                                                 536,000      6.30        10.28

    1999
      1st quarter . . . . .      $ 100,000    6.02%       10.09%            700,000      5.40        10.05
                                  --------   -----       ------          ----------      ----       ------
        Total                    $ 100,000    6.02%(a)    10.09%          1,856,000      5.75%(a)    10.31%
                                  ========   =====       ======          ==========      ====       ======
    VARIABLE PAYMENT AND
     FIXED RECEIPT
    1997
      4th quarter . . . . .      $  45,000    6.30%        5.63%

    1999
      1st quarter . . . . .                                                 150,000      6.09%        5.94%

    2000
      3rd quarter . . . . .         90,000    7.15         5.63
      4th quarter . . . . .         20,000    6.79         5.63
                                  --------   -----       ------          ----------      ----       ------
        Total                    $ 155,000    6.86%        5.63%(a)         150,000      6.09%        5.94%(a)
                                  ========   =====       ======          ==========      ====       ======
-----------------------

    (a)   Rates are based upon LIBOR.

    The Company also utilized swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of both fixed and variable interest. The notional principal amount outstanding at December 31, 1995 of these agreements was $24.2 million with a weighted average receipt rate of 14.28% and payment rate of 5.85% at that date. As of December 31, 1994, the outstanding principal was $10.3 million with receipt and pay rates of 2.42% and 5.06%, respectively.

    In March 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At December 31, 1995, interest received of .07% was offset by a .07% per annum fee cost.

    In the fourth quarter of 1995, as part of a balance sheet repositioning due to the merger with FirstFed, the Company terminated $600 million of swaps which were scheduled to mature in 1999, resulting in a pretax loss of $72.0 million. The loss was recognized immediately in the statement of operations, as the liabilities to which the agreements were assigned were eliminated in connection with the repositioning. The Company also terminated a $150 million swap which resulted in a gain of $1.0 million. The gain was def%rred and will be amortized straight line over the original life of the agreement, as the liability to which it was assigned remained outstanding. An additional pretax loss of $4.2 million was also recognized in the fourth quarter of 1995 when $800 million of 8% interest rate caps were terminated and the corresponding liabilities were eliminated.

    In the first quarter of 1994, as part of a financial restructuring, FirstFed terminated $900 million of interest rate exchange agreements which were scheduled to mature in 1996 through 1999, resulting in a pretax loss of $138.7 million. This loss was recognized immediately in the statement of operations, as the liabilities to which the agreements were assigned were also eliminated in connection with the restructuring. A pretax loss of $4.3 million was also recognized when a $100 million interest rate collar agreement was effectively terminated by entering into an offsetting interest rate floor agreement. In addition, a previously deferred and unamortized loss of $12.4 million was recognized in the quarter. The previously terminated agreement had been assigned to liabilities which were eliminated in connection with the restructuring. The total loss of $155.4 million was recorded as a loss on termination of interest rate exchange agreements in the 1994 statement of income.

    The unamortized net gains on terminated swaps were deferred when the liabilities to which they were assigned remain outstanding. The gains are being amortized over the original lives of the agreements. The unamortized net gain on terminated swaps was $6.7 million at December 31, 1995. Amortization of deferred net gains against interest expense totaled $6.8 million, $6.6 million and $3.5 million in 1995, 1994 and 1993, respectively. Amortization of the $6.7 million of remaining deferred net gains at December 31, 1995, is expected to be $4.7 million in 1996, $1.1 million in 1997, $643,000 in 1998 and $313,000 in 1999.

    The interest rate exchange agreements have been entered into with three nationally recognized primary dealers. The payments on these agreements have been collateralized with $56 million of mortgage-backed securities at December 31, 1995, held by the counterparties. In the event of a counterparty default, the Company is subject to risk to the extent that the value of the collateral exceeds the Company's net obligations under the agreements, and to the extent that any agreements have to be replaced under market conditions which are not favorable to the Corporation. The Company does not currently anticipate a default by any of the counterparties.

    The Company has entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short- term, fixed-rate liabilities. These stand-alone agreements supplement the cap provisions which have been incorporated into some of the Company's borrowings. The agreements provide for receipt of interest when three-month LIBOR exceeds an agreed upon base rate. The Company receives a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. The agreements reprice quarterly. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $2.4 million at December 31, 1995.

    Outstanding caps are described in the following table:

                                                            December 31,
                           -------------------------------------------------------------------------------------
                                           1995                                       1994
                           --------------------------------------    -------------------------------------------
                                                             Per                                          Per
                            Notional             Interest   Annum       Notional              Interest   Annum
                           Principal      Base     Rate     Cost of    Principal       Base      Rate    Cost of
         Maturing In         Amount       Rate   Received    Fee         Amount        Rate   Received    Fee
         -----------       ---------     ------  --------  ------     ----------       ----   --------  --------
    1996
      1st quarter . . .     $ 200,000    6.00%0      -%    .21%      $   200,000      6.00%       .41%     .21%
    1997
      1st quarter . . .       650,000    6.00        -     .31           650,000      6.00        .03      .30
      3rd quarter . . .             -       -        -       -           620,000(a)   8.00          -      .32
                            ---------    -----     ---     ---       -----------      ----        ---      ---
        Total . . . . .     $ 850,000    6.00%       -%    .28%      $ 1,470,000      6.84%       .07%     .29%
                            =========    =====     ===     ===       ===========      ====        ===      ===

------------------------
    (a)   Cap agreements were terminated in 1995.


    The Company is exposed to credit loss in the event of nonperformance by the counterparties to the swaps, floors and caps. The Company, however, does not currently anticipate nonperformance by the counterparties.

    The cost of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

                                                                                  Year Ended December 31,
                                                                                 -------------------------
                                                                             1995         1994          1993
                                                                              ----         ----          ----
                                                                                  (dollars in thousands)
    Interest expense:
      Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 18,745        41,561       66,888
      FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . .       2,201         2,202            -
      Reverse repurchase agreements . . . . . . . . . . . . . . . . . .      30,914        73,014      133,672
                                                                             ------       -------      -------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 51,860       116,777      200,560
                                                                             ======       =======      =======

14. FEDERAL INCOME TAXES

    In accordance with SFAS No. 109, deferred income tax assets and liabilities are computed annually for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

    The provision for federal income taxes consists of the following components:

                                                                                Year Ended December 31,
                                                                           --------------------------------
                                                                           1995           1994         1993
                                                                           ----           ----         ----
                                                                                (dollars in thousands)
    Current . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  26,581         (4,806)      57,415
    Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,408)        11,862       (1,000)
                                                                          -------         ------       ------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  19,173          7,056       56,415
                                                                          =======         ======       ======


    A reconciliation from tax at the statutory rate to the income tax provision is as follows:

                                                              Year Ended December 31,
                                     -----------------------------------------------------------------------
                                             1995                     1994                        1993
                                     ------------------         ------------------        ------------------
                                     Dollars       Rate         Dollars       Rate        Dollars       Rate
                                     -------       ----         -------       ----        -------       ----
                                                             (dollars in thousands)
    Tax at statutory rate . . . .   $ 18,622       35.0%       $  7,937       35.0%      $  56,285      35.0%
    Increase (decrease) due to:
      Bad debt deduction  . . . .          -          -           4,000       17.6               -         -
      Purchase accounting   . . .          -          -          (3,877)     (17.1)          2,500       1.5
      Other . . . . . . . . . . .        551        1.0          (1,044)      (4.5)         (2,370)     (1.4)
                                    --------      -----        --------       ----       ---------      ----
        Income tax provision. . .   $ 19,173       36.0%       $ (7,056)      31.0%      $  56,415)     35.1%
                                    ========      =====        ========       ====       =========      ====


    Significant components of the deferred tax assets and liabilities are as follows. No valuation allowance was considered necessary.

                                                                                        December 31,
                                                                             ---------------------------------
                                                                              1995          1994        1993
                                                                              ----          ----        ----
                                                                                    (dollars in thousands)
    Deferred tax assets:
      Net unrealized loss on securities available for sale  . . . . . . .   $ 15,978       30,647            -
      Book allowance for loan losses  . . . . . . . . . . . . . . . . . .     21,483       22,323       23,568
      Accrued and deferred compensation . . . . . . . . . . . . . . . . .      3,062        2,661        2,683
      Allowance for uncollected interest  . . . . . . . . . . . . . . . .        946          970        1,420
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,566       19,088       28,756
                                                                             -------      -------      -------
        Total deferred tax assets . . . . . . . . . . . . . . . . . . . .     62,035       75,689       56,427
                                                                             -------      -------      -------
    Deferred tax liabilities:
      FHLB stock dividends  . . . . . . . . . . . . . . . . . . . . . . .     12,668       10,928       11,260
      Tax allowance for loan losses . . . . . . . . . . . . . . . . . . .      7,987        9,094        7,169
      Purchase accounting . . . . . . . . . . . . . . . . . . . . . . . .      1,738        1,647        3,506
      Mark-to-market  . . . . . . . . . . . . . . . . . . . . . . . . . .        678        2,295            -
      Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,690        6,318        6,111
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,976          914          148
                                                                             -------      -------      -------
        Total deferred tax liabilities. . . . . . . . . . . . . . . . . .     28,737       31,196       28,194
                                                                             -------      -------      -------
          Net deferred tax asset  . . . . . . . . . . . . . . . . . . . .   $ 33,298       44,493       28,233
                                                                             =======      =======      =======

    Retained earnings at December 31, 1995 includes approximately $168 million of income that has not been subject to tax because of deductions for bad debts allowed for federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since the Bank does not intend to use the accumulated bad debt deductions for purposes other than to absorb loan losses. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed on such amounts at the then current corporate income tax rate.


15. SHAREHOLDERS' EQUITY

    The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1995, approximately $186 million of the Bank's retained earnings was available to pay dividends to the Company.

    On October 27, 1995, in conjunction with the merger with FirstFed, the shareholders of Charter One voted to increase the authorized number of shares of preferred stock and common stock. The authorized number of shares of preferred stock was increased to 20.0 million from 10.0 million. The authorized number of shares of common stock was increased to 180.0 million from 90.0 million.

    During 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of its outstanding common stock. The authorization provides that repurchases shall be made from time to time through open market purchases or unsolicited negotiated transactions and that shares repurchased shall be held in treasury and be available for issuance upon the exercise of stock options or for other corporate purposes. Under this authorization, 718,100 shares of stock were repurchased in 1995 for an aggregate price of $19.8 million, and 48,000 shares were purchased in 1994 for an aggregate price of $935,000. A portion of the shares were reissued in connection with the exercise of stock options. The difference between the repurchase and reissuance prices was treated as a reduction of retained earnings.

    In October 1993, the Company approved a three-for-two stock split, effective November 1993. A total of 7.5 million shares of common stock were issued in connection with the split. In the third quarter of 1993, FirstFed declared a three-for-two stock split. A total of 7.4 million shares of common stock were issued in connection with the split. All references to the number of common shares and per common share amounts have been restated retroactively to reflect these stock splits.


16. REGULATORY CAPITAL REQUIREMENTS

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below) of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease. To be considered adequately capitalized under the regulatory framework for Prompt Corrective Action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in the tables below.

    The following presents the Bank's regulatory capital levels and ratios relative to its minimum capital requirements:

                                                                                        As of December 31, 1995
                                                                            ------------------------------------------------
                                                                               Actual Capital              Required Capital
                                                                            -------------------          -------------------
                                                                            Amount        Ratio          Amount        Ratio
                                                                            ------        -----          ------        -----
                                                                                        (dollars in thousands)
                     Capital adequacy:
                       Tangible capital  . . . . . . . . . . . . . . .    $ 822,670        6.11%       $ 202,027        1.50%
                       Core capital  . . . . . . . . . . . . . . . . .      822,670        6.11          404,053        3.00
                       Risk-based capital  . . . . . . . . . . . . . .      875,176       14.29          489,835        8.00
                     Prompt corrective action:
                       Tier 1 leverage capital . . . . . . . . . . . .      822,670        6.11          538,738        4.00
                       Tier 1 risk-based capital . . . . . . . . . . .      822,670       13.44          244,917        4.00
                       Total risk-based capital  . . . . . . . . . . .      875,176       14.29          489,835        8.00

                                                                                         As of December 31, 1994
                                                                            ------------------------------------------------
                                                                               Actual Capital              Required Capital
                                                                            -------------------          -------------------
                                                                            Amount        Ratio          Amount        Ratio
                                                                            ------        -----          ------        -----
                                                                                        (dollars in thousands)
                     Capital adequacy:
                       Tangible capital  . . . . . . . . . . . . . . .    $ 836,024        5.74%       $ 218,284        1.50%
                       Core capital  . . . . . . . . . . . . . . . . .      836,024        5.74          436,568        3.00
                       Risk-based capital. . . . . . . . . . . . . . .      895,551       14.60          490,625        8.00

                     Prompt corrective action:
                       Tier 1 leverage capital . . . . . . . . . . . .      836,024        5.74          582,091        4.00
                       Tier 1 risk-based capital . . . . . . . . . . .      836,024       13.63          245,313        4.00
                       Total risk-based capital  . . . . . . . . . . .      895,551       14.60          490,625        8.00


    Management believes, as of December 31, 1995, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.


17. STOCK PURCHASE RIGHTS

    Each share of the Company's common stock outstanding entitles the shareholder to one stock purchase right. Each right will entitle the registered holder to purchase one one-hundredth of a share of a new series of preferred stock at a price of $40.00 (subject to adjustment). The rights have additional provisions which, subject to the approval of the Board of Directors, (1) will entitle the holder to purchase the Company's authorized and unissued common stock at a price below its market value (as defined in the agreement) in the event that any person or group acquires 20% or more of the common stock of the Company without the consent of the Company, and (2) will entitle the holder to purchase shares of common stock of the acquiring company at a price below the market value (as defined in the agreement) in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earnings power (as defined) are sold.

    The rights expire on December 1, 1999, and may be redeemed by the Company for $.01 per right at any time prior to an acquisition of 20% or more of the common stock of the Company and thereafter under certain circumstances including in connection with a business combination consented to by the Company. There are 45,017,526 rights outstanding at December 31, 1995 and 600,000 shares of preferred stock reserved for these rights.


18. BENEFIT PLANS

    EMPLOYEE STOCK OWNERSHIP AND PENSION PLANS

    The Company has an Employee Stock Ownership Plan ("ESOP") and had a noncontributory defined benefit pension plan ("Charter One Pension Plan") through April 30, 1994. Effective April 30, 1994, the Bank's board of directors approved an amendment to provide for 100% vesting of accrued benefits and to freeze benefits accrued under the

    Charter One Pension Plan. The effect of this curtailment was not material. The Charter One Pension Plan was terminated and all assets were distributed in the fourth quarter of 1995. FirstFed also had a noncontributory defined benefit pension plan ("FirstFed Pension Plan"). Effective October 31, 1995, the FirstFed board of directors approved an amendment to provide for 100% vesting of accrued benefits and to freeze benefits accrued under the FirstFed Pension Plan in anticipation of termination. The effect of this curtailment was not material.

    Benefits accrued through October 31, 1995 under the FirstFed Pension Plan will be paid to plan participants in the form of annuity contracts or lump sum payments, at the participant's option. Any assets remaining after distribution of the accrued benefits will be allocated among participants at October 31, 1995, and distributed in the same manner as accrued benefits.

    The Company's funding policy for the ESOP is to make discretionary contributions to the plan, subject to the debt service requirements of the ESOP borrowings. Such borrowings were fully repaid during 1993. Contributions to the ESOP were $250,000, $2 million, and $995,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's funding policy prior to the freeze of Charter One Pension Plan benefits was to contribute to the Charter One Pension Plan amounts necessary, after consideration of ESOP contributions, to satisfy the funding requirements of federal law and regulations. The funding policy for the FirstFed Pension Plan was to contribute amounts necessary to satisfy the funding requirements of federal law and regulations.

    ESOP assets consist principally of Company stock. At December 31, 1995 and 1994, the ESOP held approximately 3.4% and 3.8%, respectively, of the total outstanding shares of Company stock. The Charter One Pension Plan and FirstFed Pension Plan assets consist principally of fixed-income and listed equity securities, including Company stock.

    Costs of the Charter One Pension Plan (in the two years prior to termination) and the ESOP consisted of the following components:

                                                                                                December 31,
                                                                                            ------------------
                                                                                            1994          1993
                                                                                            ----          ----
                                                                                          (dollars in thousands)
     Service cost - benefits earned during the year  . . . . . . . . . . . . . . . .    $   134            616
     Interest cost on projected benefit obligation . . . . . . . . . . . . . . . . .        298            549
     Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . . . .       (102)          (743)
     Net amortization and deferral . . . . . . . . . . . . . . . . . . . . . . . . .       (599)            67
                                                                                         ------         ------
     Net periodic pension cost . . . . . . . . . . . . . . . . . . . . . . . . . . .       (269)           489
     Contributions to ESOP expensed as costs of the plan . . . . . . . . . . . . . .      2,000            995
                                                                                         ------         ------
       Total cost of Charter One Pension Plan and ESOP . . . . . . . . . . . . . . .    $ 1,731          1,484
                                                                                         ======         ======

    The following table sets forth the Charter One Pension Plan's funded status and prepaid pension cost:

                                                                                                   December 31, 1994
                                                                                                 ---------------------
                                                                                                 (dollars in thousands)
        Projected benefit obligation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(2,901)
        Plane assets at fair value  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,958
                                                                                                      -------
        Plan assets in excess of projected benefit obligation . . . . . . . . . . . . . . . . .         3,057
        Unrecognized net asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,549)
                                                                                                      -------
        Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   508
                                                                                                      =======


    Assumptions used in accounting for the Charter One Pension Plan and ESOP were as follows:

                                                                                             1994          1993
                                                                                             ----          ----
        Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7.00%        7.00%
        Rate of increase in compensation levels . . . . . . . . . . . . . . . . . . . . .     6.00         5.56
        Expected long term rate of return on plan assets. . . . . . . . . . . . . . . . .     7.50         7.70


    Costs of the FirstFed Pension Plan consist of the following components:

                                                                                                Year Ended December 31,
                                                                                           -----------------------------------
                                                                                           1995            1994           1993
                                                                                           ----            ----           ----
                                                                                                (dollars in thousands)
                     Service cost - benefits earned during the year  . . . . . . . . .   $  1,278         2,413          2,234
                     Interest cost on projected benefit obligation . . . . . . . . . .      4,189         4,203          3,959
                     Actual return on plan assets  . . . . . . . . . . . . . . . . . .     (9,935)          222         (6,012)
                     Net amortization and deferral . . . . . . . . . . . . . . . . . .      4,292        (5,181)         1,291
                                                                                         --------        ------          -----
                     Net periodic pension cost . . . . . . . . . . . . . . . . . . . .       (176)        1,657          1,472
                     Curtailment gain recognized due to staff reductions . . . . . . .          -          (785)             -
                                                                                         --------        ------          -----
                       Total cost of FirstFed Pension Plan . . . . . . . . . . . . . .   $   (176)          872          1,472
                                                                                         ========        ======          =====

    The following table sets forth the FirstFed Pension Plan's funded status and prepaid pension cost:

                                                                                                          December 31,
                                                                                                      ---------------------
                                                                                                      1995             1994
                                                                                                      ----             ----
                                                                                                     (dollars in thousands)
                     Accumulated benefit obligation:
                       Vested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (59,080)         (41,641)
                       Nonvested . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -             (392)
                                                                                                    --------           ------
                         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (59,080)         (42,033)
                     Effects of projected compensation increases . . . . . . . . . . . . . . . .           -           (7,879)
                                                                                                    --------           ------
                     Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . .     (59,080)         (49,912)
                     Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .      59,080           53,787
                                                                                                    --------           ------
                     Plan assets in excess of projected benefit obligation . . . . . . . . . . .           -            3,875
                     Unrecognized net loss (asset) . . . . . . . . . . . . . . . . . . . . . . .       1,751           (3,708)
                                                                                                    --------           ------
                     Prepaid pension cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,751              167
                                                                                                    ========           ======

    Assumptions used in accounting for the FirstFed Pension Plan were as follows:

                                                                                            1995         1994          1993
                                                                                            ----         ----          ----
                     Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . .    7.00%         8.50%         7.00%
                     Rate of increase in compensation levels . . . . . . . . . . . . . .    4.00          4.00          4.75
                     Expected long-term rate of return on plan assets  . . . . . . . . .    9.50          9.50         10.00


    The Bank has a trusteed employee savings plan covering substantially all salaried employees. Under the terms of the Trust Agreement, the Bank's annual contribution to the plan is based on matching contributions of participating employees up to 9% of base salary. The Bank may terminate the plan at any time.

    In the past, FirstFed voluntarily provided health care and life insurance benefits to substantially all retired employees, on an unfunded, noncontributory basis. The cost of providing these benefits was expensed as paid. In 1992, the plan was amended for employees retiring after September 30, 1992, and now requires the employees to pay the full cost of health care benefits after retirement.

    In 1993, FirstFed adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the cost of providing such benefits be recognized over the employees' service periods rather than on a cash basis. FirstFed elected to amortize the accumulated postretirement benefit obligation of $9.3 million over 20 years.

    Net periodic postretirement benefit cost included the following components:

                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                -----------------------------
                                                                                                1995         1994        1993
                                                                                                 ----         ----        ----
                                                                                                      (dollars in thousands)
                     Service cost - benefits earned during the period  . . . . . . . . . . . .   $   10          16          15
                     Interest cost on accumulated postretirement benefit obligation  . . . . .      714         694         666
                     Amortization of unrecognized transition obligation  . . . . . . . . . . .      464         464         464
                     Amortization of net loss  . . . . . . . . . . . . . . . . . . . . . . . .        -           9           -
                                                                                                  -----       -----       -----
                        Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,188       1,183       1,145
                                                                                                  =====       =====       =====


The following table sets forth the amounts reported in the Company's consolidated statements of financial condition:

                                                                                                             DECEMBER 31,
                                                                                                          ------------------
                                                                                                          1995          1994
                                                                                                          ----          ----
                                                                                                        (dollars in thousands)
                     Accumulated postretirement benefit obligation:
                       Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(8,939)        (9,181)
                       Fully eligible active plan participants . . . . . . . . . . . . . . . . . . .       (136)          (102)
                       Other active plan participants  . . . . . . . . . . . . . . . . . . . . . . .       (169)          (129)
                                                                                                         ------         ------
                                                                                                         (9,244)        (9,412)
                     Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . .          -              -
                                                                                                         ------         ------
                     Accumulated postretirement benefit obligation in excess of plan assets  . . . .     (9,244)        (9,412)
                     Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        129            367
                     Unrecognized prior service cost . . . . . . . . . . . . . . . . . . . . . . . .          -              -
                     Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . .      7,893          8,357
                                                                                                         ------         ------
                         Accrued postretirement benefit cost included in other liabilities . . . . .    $(1,222)          (688)
                                                                                                         ======         ======

A discount rate of 7.00% was used to measure the accumulated postretirement benefit obligation as of December 31, 1995. The rate of increase in health care costs was assumed to be 10.11% in 1996, grading down uniformly to 5.00% in 2003 and all years thereafter. A 1.00% increase in the health care cost trend rate assumptions would increase the December 31, 1995, accumulated postretirement benefit obligation by $721,000 and would increase the aggregate of the service and interest cost components of 1995 net periodic postretirement benefit cost by $46,000.

19. STOCK OPTION PLANS

    The Company has five stock option plans under which 4,271,943 shares of common stock are reserved for grant to directors, officers and key employees. The Plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the "Committee"). The options expire no later than ten years from the grant date. The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 1995 and the stock options outstanding at the end of the respective periods.

                                                                                                      Exercise Price
                                                                            Number          ----------------------------------
                                          Options                          of Shares             Per Share            Total
                                          -------                          ---------        -----------------     ------------
                     Outstanding at January 1, 1993  . . . . . . . . .     2,055,724        $  3.02 -  $15.50     $ 16,854,219
                     Granted . . . . . . . . . . . . . . . . . . . . .       647,100          17.64 -   20.83       11,732,624
                     Exercised . . . . . . . . . . . . . . . . . . . .      (370,525)          3.02 -   15.50       (1,847,713)
                     Canceled - stock appreciation rights exercised  .        (9,360)              6.46                (60,450)
                     Forfeited . . . . . . . . . . . . . . . . . . . .       (33,000)         15.50 -   17.64         (549,990)
                                                                           ---------         ------    ------      -----------
                     Outstanding at December 31, 1993  . . . . . . . .     2,289,939           3.11 -   20.83       26,128,690
                     Granted . . . . . . . . . . . . . . . . . . . . .        27,000          20.25 -   22.63          571,500
                     Exercised . . . . . . . . . . . . . . . . . . . .      (149,847)          3.56 -   15.50         (915,122)
                     Canceled - stock appreciation rights exercised  .        (4,200)              6.46                (27,125)
                     Forfeited . . . . . . . . . . . . . . . . . . . .       (12,682)          3.11 -   19.11         (208,679)
                                                                           ---------         ------    ------      -----------
                     Outstanding at December 31, 1994  . . . . . . . .     2,150,210           3.11 -   22.63       25,549,264
                     Granted . . . . . . . . . . . . . . . . . . . . .        69,000          19.25 -   26.75        1,401,375
                     Exercised . . . . . . . . . . . . . . . . . . . .      (702,111)          3.56 -   20.25       (8,231,201)
                     Canceled - stock appreciation rights exercised  .        (3,780)              6.46                (24,413)
                     Forfeited . . . . . . . . . . . . . . . . . . . .       (27,921)         15.50 -   19.11         (441,058)
                                                                           ---------         ------    ------      -----------
                     Outstanding at December 31, 1995  . . . . . . . .     1,485,398        $  3.11 -  $26.75     $ 18,253,967
                                                                           =========         ======    ======      ===========
                     Exercisable at December 31, 1995  . . . . . . . .     1,253,498        $  3.11 -  $22.63     $ 13,830,847
                                                                           =========         ======    ======      ===========
                     Options available for future grants
                      at December 31, 1995 . . . . . . . . . . . . . .     2,786,545
                                                                           =========

    Stock appreciation rights may be granted alone or in conjunction with options granted to officers and key employees. Upon exercise, the payment may be made in cash, shares or partly in each. The Company accrues compensation expense for the amount by which the market value of the shares exceed the exercise price of the appreciation rights. All appreciation rights expire on January 29, 1998. Costs of the appreciation rights are accrued and charged to salaries and employee benefits expense.

    The following is an analysis of the stand-alone stock appreciation rights activity for each of the years in the three-year period ended December 31, 1995 and the stock appreciation rights outstanding at the end of the respective periods.


                                                                                  Number                  Exercise Price
                                                                                    of              ------------------------
                                      Appreciation Rights                         Rights            Per Share          Total
                     ---------------------------------------------------------    ------            ---------          -----
                     Outstanding at January 1, 1993 and December 31, 1993  .      162,004           $  3.555        $  576,000
                     Exercised . . . . . . . . . . . . . . . . . . . . . . .      (40,501)             3.555          (144,000)
                                                                                  -------           --------        ----------
                     Outstanding at December 31, 1994  . . . . . . . . . . .      121,503              3.555           432,000
                     Exercised . . . . . . . . . . . . . . . . . . . . . . .      (64,689)             3.555          (230,000)
                                                                                  -------           --------        ----------
                     Outstanding at December 31, 1995. . . . . . . . . . . .       56,814           $  3.555        $  202,000
                                                                                  =======           ========        ==========
                     Exercisable at December 31, 1995  . . . . . . . . . . .       56,814           $  3.555        $  202,000
                                                                                  =======           ========        ==========


    The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 1995 no awards of restricted shares of common stock or performance units had been made.

    INCENTIVE COMPENSATION PLAN

    The Bank maintains an incentive compensation plan (the "Incentive Plan") which provides for annual cash bonuses to certain management employees as a means of recognizing achievement on the part of such employees. The bonuses are determined based on a combination of the Bank's and the individual employee's performance during the year. Amounts are accrued and charged to expense during the year pursuant to the Incentive Plan.

20. EARNINGS PER SHARE

    The following table details the calculation of earnings per share:

                                                                            Year Ended December 31,
                                                               ---------------------------------------------------
                                                                    1995               1994              1993
                                                                    ----               ----              ----
                                                                 (dollars in thousands, except per share data)
     Primary:
       Earnings before extraordinary item  . . . . . . . . .   $    34,032             15,619            104,400
       Extraordinary item, net of federal income tax benefit             -            (12,348)                -
                                                                ----------        -----------        -----------
           Net earnings applicable to common stock
            and common stock equivalents . . . . . . . . . .   $    34,032              3,271            104,400
                                                                ==========        ===========        ===========
       Weighted average number of common
        shares outstanding . . . . . . . . . . . . . . . . .    44,917,503         44,982,377        44,584,563
         Add common stock equivalents for shares
          issuable under(1):
           Stock Appreciation Rights Plan  . . . . . . . . .        52,799            102,786            134,150
           Stock Option Plan . . . . . . . . . . . . . . . .       888,576            855,490            938,733
                                                                ----------        -----------        -----------
             Weighted average number of shares outstanding
              adjusted for common stock equivalents  . . . .    45,858,878         45,940,653        45,657,446
                                                                ==========        ===========        ===========
       Primary earnings per common share:
         Earnings before extraordinary item  . . . . . . . .   $       .74                .34               2.29
         Extraordinary item  . . . . . . . . . . . . . . . .             -               (.27)                -
                                                                ----------        -----------        -----------
           Net earnings  . . . . . . . . . . . . . . . . . .   $       .74                .07               2.29
                                                                ==========        ===========        ===========
     Fully diluted:
       Earnings before extraordinary item  . . . . . . . . .   $    34,032             15,619            104,400
       Extraordinary item, net of federal income tax benefit             -            (12,348)                -
                                                                ----------        -----------        -----------
           Net earnings applicable to common stock and
            common stock equivalents . . . . . . . . . . . .   $    34,032              3,271            104,400
                                                                ==========        ===========        ===========
       Weighted average number of common
        shares outstanding . . . . . . . . . . . . . . . . .    44,917,513         44,985,649        44,639,256
         Add common stock equivalents for shares
          issuable under(2):
           Stock Appreciation Rights Plan  . . . . . . . . .        60,631            107,106            135,258
           Stock Option Plan . . . . . . . . . . . . . . . .     1,154,330            863,855          1,103,153
                                                                ----------        -----------        -----------
             Weighted average number of shares outstanding
              adjusted for common stock equivalents  . . . .    46,132,474         45,956,610         45,877,667
                                                                ==========        ===========        ===========
       Fully diluted earnings per common share:
         Earnings before extraordinary item  . . . . . . . .   $       .74                .34               2.28
         Extraordinary item  . . . . . . . . . . . . . . . .             -               (.27)                -
                                                                ----------        -----------        -----------
           Net earnings  . . . . . . . . . . . . . . . . . .   $       .74                .07               2.28
                                                                ==========        ===========        ===========

-------------------
    (1) Additional shares issuable were derived under the "treasury stock method" using average market price during the period.
    (2) Additional shares issuable were derived under the "treasury stock method" using the higher of the average market price during the period or the market price at the end of the period.


21. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance - The carrying amount as reported in the Consolidated Statement of Financial Condition is a reasonable estimate of fair value.

    Mortgage-Backed and Investment Securities - Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

    Loans and Leases- The fair value is estimated by discounting the future cash flows using the current rates for loans and leases of similar maturities with adjustments for market and credit risks. Nonperforming loans are valued using the discounted cash flows method.

    Federal Home Loan Bank Stock - The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the Federal Home Loan Bank are executed at par.

    Deposits - The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

    Federal Home Loan Bank Advances, Reverse Repurchase Agreements, and Other Borrowings - Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

    Interest Rate Swap, Cap and Floor Agreements - The fair value is estimated as the difference in the present value of future cash flows between the Company's existing agreements and current market rate agreements of the same duration.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                                       December 31, 1995                 December 31, 1994
                                                                    -------------------------         ----------------------
                                                                    Carrying          Fair            Carrying       Fair
                                                                     Value            Value            Value         Value
                                                                    --------         --------         --------      --------
                                                                                    (dollars in thousands)
                     Assets:
                       Cash and cash equivalents . . . . . . .   $    658,371          658,371          341,935        341,935
                       Investment securities . . . . . . . . .        407,427          407,427          467,247        467,247
                       Mortgage-backed securities  . . . . . .      5,314,749        5,396,915        6,628,591      6,390,710
                       Loans and leases  . . . . . . . . . . .      6,678,600        6,739,819        6,592,975      6,430,480
                       Federal Home Loan Bank stock  . . . . .        178,136          178,136          162,013        162,013
                       Accrued interest receivable . . . . . .         73,683           73,683           78,303         78,303
                     Liabilites:
                       Deposits:
                         Checking, savings and money
                          market accounts  . . . . . . . . . .      2,570,227        2,570,227        2,760,388      2,760,388
                         Certificates of deposit . . . . . . .      4,442,264        4,472,956        4,328,765      4,299,344
                       Federal Home Loan Bank advances . . . .      3,163,144        3,169,582        2,968,290      2,929,810
                       Reverse repurchase agreements . . . . .      2,089,520        2,088,142        3,256,435      3,227,000
                       Other borrowings  . . . . . . . . . . .        209,020          300,156          158,870        190,152
                       Advance payments by borrowers for
                        taxes and insurance  . . . . . . . . .         47,738           47,738           55,102          55,102
                       Accrued interest payable  . . . . . . .         56,955           56,955           90,894          90,894
                     Off-Balance-Sheet Items:
                       Interest rate swaps in a net
                        receivable position  . . . . . . . . .             -            5,450                -              10
                       Interest rate swaps in a net
                        payable position . . . . . . . . . . .             -           (12,243)              -         (75,742)
                       Interest rate cap and floor agreements              -           (1,738 )              -          24,000

22. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

    Supplemental disclosures of cash flow information are summarized below:

                                                                                                Year Ended December 31,
                                                                                          ------------------------------------
                                                                                          1995            1994            1993
                                                                                          ----            ----            ----
                                                                                               (dollars in thousands)
                     Supplemental disclosures of cash flow information:
                       Cash paid during the year for:
                         Interest on deposits and borrowings . . . . . . . . . . .    $   707,868         639,066       713,631
                         Income taxes  . . . . . . . . . . . . . . . . . . . . . .          2,280          29,360        46,926
                     Supplemental schedule of noncash activities:
                         Loans exchanged for mortgage-backed securities  . . . .          331,426          28,692       309,826
                         Securities transferred from held to maturity to
                          available for sale . . . . . . . . . . . . . . . . . . .      1,961,199          17,413             -
                         Securities transferred from available for sale to
                           held to maturity  . . . . . . . . . . . . . . . . . . .         79,618       1,032,733             -
                         Securities transferred from held for sale to trading                   -          33,213             -
                     Transfers from loans to real estate owned . . . . . . . . . .          5,702           5,083        10,513
                     Conversion of convertible subordinated debentures
                      into common stock  . . . . . . . . . . . . . . . . . . . . .              -               -        23,358

23.  PARENT COMPANY FINANCIAL INFORMATION

    The summarized financial statements of Charter One Financial, Inc. (parent company only) as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 follow:

    STATEMENTS OF FINANCIAL CONDITION

                                                                                                            DECEMBER 31,
                                                                                                        --------------------
                                                                                                        1995            1994
                                                                                                        ----            ----
                                                                                                       (dollars in thousands)
                     Assets:
                       Deposits with subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . .   $  28,596             217
                       Cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -          15,094
                       Investment in subsidiary, at equity . . . . . . . . . . . . . . . . . . . .     814,817         794,332
                       Securities and other  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,446          14,580
                                                                                                       -------         -------
                           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 844,859         824,223
                                                                                                       =======         =======
                     Liabilities:
                       Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     461             552
                                                                                                       -------         -------
                     Shareholders' equity:
                       Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         451             450
                       Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .     235,889         234,844
                       Retained earnings (substantially restricted)  . . . . . . . . . . . . . . .     642,197         647,730
                       Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,061)           (841)
                       Net unrealized loss on securities available for sale, net of tax benefit  .     (31,078)        (58,512)
                                                                                                       -------         -------
                         Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .     844,398         823,671
                                                                                                       -------         -------
                           Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 844,859         824,223
                                                                                                       =======         =======


    STATEMENTS OF INCOME


                                                                                                   Year Ended December 31,
                                                                                            -------------------------------------
                                                                                               1995          1994          1993
                                                                                               ----          ----          ----
                                                                                                 (dollars in thousands)
                     Income:
                       Dividends from subsidiary . . . . . . . . . . . . . . . . . . . .    $ 47,500        36,250       17,500
                       Interest and dividends on securities  . . . . . . . . . . . . . .       2,068           857          545
                                                                                             -------       -------      -------
                         Total income  . . . . . . . . . . . . . . . . . . . . . . . . .      49,568        37,107       18,045
                                                                                             -------       -------      -------
                     Expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,064         1,120          881
                                                                                             -------       -------      -------
                       Income before undistributed net (loss) earnings of subsidiary . .      37,504        35,987       17,164
                       Equity in undistributed net (loss) earnings of subsidiary . . . .      (3,472)      (32,716)      87,236
                                                                                             -------       -------      -------
                           Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 34,032         3,271      104,400
                                                                                             =======       =======      =======

    STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                     ------------------------------------------
                                                                                        1995             1994            1993
                                                                                        ----             ----            ----
                                                                                               (dollars in thousands)
                     Cash flows from operating activities:
                       Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $   34,032          3,271         104,400
                       Adjustments to reconcile net income to net cash
                        provided by operating activities:
                         Equity in undistributed net loss (earnings) of subsidiary        3,472         32,716         (87,236)
                         Other . . . . . . . . . . . . . . . . . . . . . . . . . .        2,350           (658)           (168)
                                                                                      ---------        -------         -------
                           Net cash provided by operating activities . . . . . . .       39,854         35,329          16,996
                                                                                      ---------        -------         -------

                     Cash flows from investing activities:
                       Purchase of securities  . . . . . . . . . . . . . . . . . .     (233,756)        (1,374)         (5,293)
                       Sales of securities . . . . . . . . . . . . . . . . . . . .            -              -           3,108
                       Maturity of securities  . . . . . . . . . . . . . . . . . .      247,900          1,800           2,100
                                                                                      ---------        -------         -------
                           Net cash provided by (used in) investing activities . .       14,144            426             (85)
                                                                                      ---------        -------         -------

                     Cash flows from financing activities:
                       Proceeds from issuance of common stock  . . . . . . . . . .        1,072            984           1,989
                       Payment of dividends on common stock  . . . . . . . . . . .      (29,962)       (23,405)        (17,960)
                       Net purchases of treasury stock . . . . . . . . . . . . . .      (11,823)          (906)              -
                                                                                      ---------        -------         -------
                           Net cash used in financing activities . . . . . . . . .      (40,713)       (23,327)        (15,971)
                                                                                      ---------        -------         -------
                             Increase in deposits with subsidiary and
                              cash equivalents . . . . . . . . . . . . . . . . . .   $   13,285         12,428             940
                                                                                      =========        =======         =======


24. SUBSEQUENT EVENT

    On December 14, 1995, the Bank entered into a Purchase and Assumption agreement with First Nationwide Bank to acquire their 21 Michigan offices located primarily in the metropolitan Detroit area. The Bank will assume approximately $765 million in deposit liabilities associated with those offices. The assets to be acquired are primarily the cash and fixed assets associated with the 21 branches. The acquisition will be accounted for using the purchase method of accounting. If the transaction had occurred as of November 30, 1995, it is estimated the Bank would have recorded approximately $56 million in goodwill. The Bank has filed for approval of this transaction with the Office of Thrift Supervision and the transaction is expected to close late in the second quarter of 1996.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Charter One Financial, Inc. and FirstFed Michigan Corporation which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of FirstFed Michigan Corporation for the years ended December 31, 1994 and 1993 which statements reflect (prior to the conforming changes referred to in Note 2 to the consolidated financial statements) total assets of $8.4 billion and $9.3 billion as of December 31, 1994 and 1993, respectively, and net loss of $96.3 million and net income of $41.4 million for the respective years then ended. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FirstFed Michigan Corporation for such periods (prior to the conforming changes referred to in Note 2 to the consolidated financial statements) is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Deloitte & Touche LLP



Cleveland, Ohio
January 25, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information contained under the section captioned "Proposal 1 - Election of Directors" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Reference is also made to the information appearing in Part I - "Executive Officers," which is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

           The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned "Compensation of Directors", "Directors' Stock Option Plan", "Executive Compensation and Other Information", "1995 Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Comparison of Cumulative Total Return Among Charter One Financial, Inc., S & P 500 Index and Peer Group Index".


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Outstanding Voting Securities".


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties".


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           1.  REPORTS OF INDEPENDENT ACCOUNTANTS

           2.  CONSOLIDATED FINANCIAL STATEMENTS

               (a) Consolidated Statements of Financial Condition as of
                   December 31, 1995 and 1994

               (b) Consolidated Statements of Income for the Years Ended
                   December 31, 1995, 1994 and 1993

               (c) Consolidated Statements of Shareholders' Equity for the
                   Years Ended December 31, 1995, 1994 and 1993

               (d) Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1995, 1994 and 1993

               (e) Notes to Consolidated Financial Statements

               All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.

           3.  EXHIBITS*

               (2) Agreement and Plan of Merger, dated as of May 30, 1995, by and among Charter One Financial, Inc. and FirstFed Michigan Corporation, which contains a list briefly identifying the contents of all omitted schedules and similar attachments, which Charter One agrees to furnish supplementally to the Commission upon request (filed with Charter One's Current Report on Form 8-K for the event on May 31, 1995 (as amended)).

               (3.1) Second Restated Certificate of Incorporation (filed with Charter One's Current Report on Form 8-K for the event on October 31, 1995).

               (3.2) Bylaws (filed with Charter One's Current Report on Form 8-K for the event on October 31, 1995).

               (4.1) Form of Certificate of Common Stock (Exhibit 4.2 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

               (4.2) Shareholder Rights Agreement between Charter One Financial, Inc. and First National Bank of Boston, dated May 26, 1995 (agreement filed with Charter One's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; amendment included in
                          Exhibit 2 to this report).

               (10.1) Charter One Financial, Inc. Long-Term Stock Incentive Plan. (Exhibit 10.1 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207. )

               (10.2) Charter One Financial, Inc. Directors Stock Option Plan. (Exhibit 10.2 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

               (10.3) Employment Agreements between Charter One Bank, F.S.B. and Charles John Koch and John David Koch; the Agreements were terminated on October 31, 1995. (Exhibit 10.3 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

               (10.4) Forms of Salary Continuation Agreement between Charter One Bank, F.S.B. and Charles John Koch, John David Koch, and Robert J. Vana; the Agreements were terminated on October 31, 1995. (Exhibit 10.7 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

               (10.5) Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan. (Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 1994.)
                          (Commission File No. 0-16311.)

               (10.6) Charter One Bank Pension Plan as Amended and Restated Effective January 1, 1990 and Amendment No. 1 Thereto. (Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1994.) (Commission File No. 0-16311.)

               (10.7) Charter One Bank, F.S.B. Employee Savings Plan and Trust and Amendments Thereto. (Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-16311.)

               (10.8) Form of Employment Agreement between Charter One Bank, F.S.B. and Mark D. Grossi; the Agreement was terminated on October 31, 1995. (Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-16311.)

               (10.9) Charter One Bank, F.S.B. Profit Sharing Plan and Amendments Thereto. (Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-16311.)

               (10.10) First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment Thereto. (Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-16311.)

               (10.11) FirstFed Michigan Corporation 1983 Stock Option Plan. (Filed with the Form S-8 dated November 1, 1995.) (Commission File No. 33-61273.)

               (10.12) FirstFed Michigan Corporation 1991 Stock Option Plan. (Filed with the Form S-8 dated November 1, 1995.) (Commission File No. 33-61273.)

               (10.13) First Federal of Michigan Management Incentive Award Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

               (10.14) First Federal of Michigan Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

               (10.15) First Federal of Michigan Equity Performance Appreciation Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

               (10.16) Employment Agreement, dated March 10, 1994, between FirstFed Michigan Corporation, First Federal of Michigan and Richard W. Neu; the Agreement was terminated on October 31, 1995. (Exhibit 10.7 to the FirstFed Michigan Corporation Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-17829.)

               (10.17) Retirement Plan for Salaried Employees of First Federal of Michigan, as amended and restated effective January 1, 1995.

               (10.18) First Federal of Michigan Salaried Employees' Profit Sharing Plan, as amended and restated effective January 1, 1995.

               (10.19) Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana. (Exhibits
                          10.4 and 10.5 to the Form S-4 dated July 25, 1995.) (Commission File No. 33-61273.)

               (10.20) Forms of Employment Agreements, dated October 31, 1995, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana. (Exhibits 10.1,
                          10.2 and 10.3 to the Form S-4 dated July 25, 1995.) (Commission File No. 33-61273.)

               (11)       Statement regarding Computation of Per Share Earnings

               (21)       Subsidiaries of the Registrant

               (23.1)     Consent of Deloitte & Touche LLP

               (23.2)     Consent of KPMG Peat Marwick LLP

               (27)       Financial Data Schedule

      -------------------
      * Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein. All reference filings, unless otherwise indicated, were made by Charter One Financial, Inc.

           4.  REPORTS ON FORM 8-K

               Two reports were filed on Form 8-K during the fourth quarter of 1995:

               (a) For the event on October 31, 1995 - Filed under Item 2
                   "Acquisition or Disposition of Assets" and Item 5 "Other Events" to report completion of the merger with FirstFed Michigan Corporation and the results of the related shareholder meeting.

               (b) For the event on December 15, 1995 - Filed under Item 5
                   "Other Events" to report entering into an agreement to acquire the 21 Michigan branch offices of First Nationwide.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of the 20th day of March, 1996.

CHARTER ONE FINANCIAL, INC.




By: CHARLES JOHN KOCH
    --------------------------
    Charles John Koch
    Director, President and
    Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.

                                    Signature                                  Title                           Date
                                    ---------                                  -----                           ----
                        /s/CHARLES JOHN KOCH                          Director, President                March 20, 1996
                        -----------------------------                 Chief Executive
                        Charles John Koch
                        (Principal Executive Officer)


                        /s/RICHARD W. NEU                             Senior Vice President              March 20, 1996
                        -----------------------------                 Treasurer
                        Richard W. Neu
                        (Principal Financial Officer)


                        /s/EUGENE B. CARROLL, SR.                     Director                           March 20, 1996
                        -----------------------------
                        Eugene B. Carroll, Sr.


                        /s/DENISE M. FUGO                             Director                           March 20, 1996
                        -----------------------------
                        Denise M. Fugo


                        /s/CHARLES M. HEIDEL                          Director                           March 20, 1996
                        -----------------------------
                        Charles M. Heidel


                        /s/CHARLES F. IPAVEC                          Director                           March 20, 1996
                        -----------------------------
                        Charles F. Ipavec

                        /s/RICHARD J. JACOB                           Director                           March 20, 1996
                        -----------------------------
                        Richard J. Jacob


                                                                      Director
                        -----------------------------
                        John D. Koch


                        /s/PHILIP J. MEATHE                           Director                           March 20, 1996
                        -----------------------------
                        Philip J. Meathe

                               Signature                                  Title                            Date
                               ---------                                 -------                           ----
                        /s/HENRY R. NOLTE, JR.                        Director                           March 20, 1996
                        ----------------------------
                        Henry R. Nolte, Jr.


                        /s/ALONZO H. POLL                             Director                           March 20, 1996
                        ----------------------------
                        Alonzo H. Poll


                        /s/VICTOR A. PTAK                             Director                           March 20, 1996
                        ----------------------------
                        Victor A. Ptak


                        /s/JEROME L. SCHOSTAK                         Director                           March 20, 1996
                        ----------------------------
                        Jerome L. Schostak


                        /s/MARK SHAEVSKY                              Director                           March 20, 1996
                        ----------------------------
                        Mark Shaevsky


                        /s/ERESTEEN R. WILLIAMS                       Director                           March 20, 1996
                        ----------------------------
                        Eresteen R. Willams


                                Exhibit Index




Exhibit
  No.                                 Description
-------                               -----------

(10.13) First Federal of Michigan Management Incentive Award Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

(10.14) First Federal of Michigan Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

(10.15) First Federal of Michigan Equity Performance Appreciation Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995.

(10.17) Retirement Plan for Salaried Employees of First Federal of Michigan, as amended and restated effective January 1, 1995.

(10.18) First Federal of Michigan Salaried Employees' Profit Sharing Plan, as amended and restated effective January 1, 1995.

(11)            Statement regarding Computation of Per Share Earnings

(21)            Subsidiaries of the Registrant

(23.1)          Consent of Deloitte & Touche LLP

(23.2)          Consent of KPMG Peat Marwick LLP

(27)            Financial Data Schedule