Form 10-Q
period 1996-03-31
CHARTER ONE FINANCIAL INC
filed 1996-05-14
CIK 819692

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                               ------------------


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16311



                          CHARTER ONE FINANCIAL, INC.
                          ---------------------------
             (exact name of registrant as specified in its charter)


              DELAWARE                                      34-1567092
              --------                                      ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                              Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                         44114
- - -------------------------------------                         -----
(Address of principal executive offices)                    (Zip Code)


                                 (216) 566-5300
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE

 (Former name, former address and former fiscal year, if changed since report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

      The number of shares outstanding of the registrant's sole class of common stock as of May 9, 1996 was 45,143,654.

================================================================================

                               TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                                    PAGE
 ------                                                                                                    ----
                                        PART I - FINANCIAL INFORMATION
 1.     Financial Statements

          Consolidated Statements of Financial Condition --
           March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

          Consolidated Statements of Income --
           Three months ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .      2

          Consolidated Statement of Changes in Shareholders' Equity --
           Three months ended March 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

          Consolidated Statements of Cash Flows --
           Three months ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .      4

          Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .      5

 2.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6


                                          PART II - OTHER INFORMATION

 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24

q                          PART I - FINANCIAL CONDITION

ITEM 1.  FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (unaudited)

                                                                            MARCH 31, 1996    DECEMBER 31, 1995
                                                                            --------------    -----------------
                                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA
                                                    ASSETS
Cash and deposits with banks  . . . . . . . . . . . . . . . . . . . . . .   $    136,928            163,123
Federal funds sold and other  . . . . . . . . . . . . . . . . . . . . . .         99,561            495,248
                                                                            ------------         ----------
      Total cash and cash equivalents . . . . . . . . . . . . . . . . . .        236,489            658,371
Investment securities available for sale, at fair value . . . . . . . . .        317,414            407,427
Mortgage-backed securities:
  Available for sale, at fair value . . . . . . . . . . . . . . . . . . .         28,955          1,435,589
  Held to maturity (fair value of $5,094,929 and $3,961,326)  . . . . . .      5,059,293          3,879,160
Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              4,340
Loans and leases, net . . . . . . . . . . . . . . . . . . . . . . . . . .      7,053,473          6,674,260
Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . . . .        187,268            178,136
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .         98,218             96,581
Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . . .         79,140             73,683
Equipment on operating leases . . . . . . . . . . . . . . . . . . . . . .         29,979             32,755
Real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,845             11,991
Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,355             10,602
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,559            115,964
                                                                            ------------         ----------
        Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,173,988         13,578,859
                                                                            ============         ==========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    742,259            733,962
  Money market accounts . . . . . . . . . . . . . . . . . . . . . . . . .        958,856            829,087
  Savings accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . .        889,608          1,007,178
  Certificates of deposit . . . . . . . . . . . . . . . . . . . . . . . .      4,420,074          4,442,264
                                                                            ------------         ----------
      Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . .      7,010,797          7,012,491
Federal Home Loan Bank advances . . . . . . . . . . . . . . . . . . . . .      3,337,623          3,163,144
Reverse repurchase agreements . . . . . . . . . . . . . . . . . . . . . .      1,509,641          2,089,520
Other borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        212,111            209,020
Advance payments by borrowers for taxes and insurance . . . . . . . . . .         46,107             47,738
Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . .         41,411             56,955
Accrued expenses and other liabilities  . . . . . . . . . . . . . . . . .        106,865            155,593
                                                                            ------------         ----------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .     12,264,555         12,734,461
                                                                            ------------         ----------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
   authorized and unissued  . . . . . . . . . . . . . . . . . . . . . . .              -                  -
  Common stock - $.01 par value per share; 180,000,000 shares
   authorized; 45,119,014 shares issued . . . . . . . . . . . . . . . . .            451                451
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .        235,889            235,889
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        665,052            642,197
  Less 4,311 and 101,488 shares of common stock
   held in treasury at cost . . . . . . . . . . . . . . . . . . . . . . .           (131)            (3,061)
  Net unrealized gain (loss) on securities, net of tax (expense) benefit
   of $(4,397) and $15,978  . . . . . . . . . . . . . . . . . . . . . . .          8,172            (31,078)
                                                                            ------------         ----------
        Total shareholders' equity  . . . . . . . . . . . . . . . . . . .        909,433            844,398
                                                                            ------------         ----------
        Total liabilities and shareholders' equity  . . . . . . . . . . .   $ 13,173,988         13,578,859
                                                                            ============         ==========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                 1996                1995
                                                                                 ----                ----
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                      PER SHARE DATA)
INTEREST INCOME:
  Loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    142,191            136,425
  Mortgage-backed securities:
    Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . .          7,797              6,744
    Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . .         81,810            109,935
  Investment securities available for sale  . . . . . . . . . . . . . . .          5,772             11,899
  Other interest-earning assets . . . . . . . . . . . . . . . . . . . . .          5,478              8,369
                                                                              ----------         ----------
      Total interest income . . . . . . . . . . . . . . . . . . . . . . .        243,048            273,372
                                                                              ----------         ----------
INTEREST EXPENSE:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,528             84,118
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,127             43,783
  Other borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,391             68,218
                                                                              ----------         ----------
      Total interest expense  . . . . . . . . . . . . . . . . . . . . . .        151,046            196,119
                                                                              ----------         ----------
      Net interest income . . . . . . . . . . . . . . . . . . . . . . . .         92,002             77,253
Provision for loan and lease losses . . . . . . . . . . . . . . . . . . .          1,000                258
                                                                              ----------         ----------
      Net interest income after provision for loan and lease losses . . .         91,002             76,995
                                                                              ----------         ----------
OTHER INCOME:
  Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . . .          2,259              2,501
  Service fees and other charges  . . . . . . . . . . . . . . . . . . . .          6,959              5,931
  Leasing operations  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,788              1,712
  Net gains:
    Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            190                210
    Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . .             57                  -
    Investment securities . . . . . . . . . . . . . . . . . . . . . . . .              -              1,313
    Other gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            330                572
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            256                381
                                                                              ----------         ----------
      Total other income  . . . . . . . . . . . . . . . . . . . . . . . .         11,839             12,620
                                                                              ----------         ----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits  . . . . . . . . . . . . . . . . . .         22,037             22,943
  Net occupancy and equipment . . . . . . . . . . . . . . . . . . . . . .          6,404              6,279
  Federal deposit insurance premiums  . . . . . . . . . . . . . . . . . .          3,989              4,211
  State taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,114              1,595
  Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . .            189                196
  Other administrative expenses . . . . . . . . . . . . . . . . . . . . .          9,850              9,987
                                                                              ----------         ----------
      Total administrative expenses . . . . . . . . . . . . . . . . . . .         44,583             45,211
                                                                              ----------         ----------
Income before federal income taxes  . . . . . . . . . . . . . . . . . . .         58,258             44,404
Federal income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         19,808             15,094
                                                                              ----------         ----------
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     38,450             29,310
                                                                              ==========         ==========
Earnings per common and common equivalent share . . . . . . . . . . . . .   $        .84                .64
                                                                              ==========         ==========
Average common and common equivalent shares outstanding . . . . . . . . .     45,971,604         45,755,519
                                                                              ==========         ==========
Dividends declared per share  . . . . . . . . . . . . . . . . . . . . . .   $        .20                .17
                                                                              ==========         ==========


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                                      TOTAL
                                              ADDITIONAL                                 NET          SHARE-
                                  COMMON       PAID-IN       RETAINED    TREASURY    GAIN (LOSS)     HOLDERS'
                                   STOCK       CAPITAL       EARNINGS      STOCK    ON SECURITIES     EQUITY
                                  -------     ----------     --------     -------   -------------    --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1996  . . .   $ 451        235,889        642,197      (3,061)     (31,078)       844,398
  Purchase of 214,400 shares
   of treasury stock  . . . . .       -              -              -      (6,527)           -         (6,527)
  Treasury stock reissued in
   connection with stock
   exercised, 311,577 shares  .       -              -         (6,598)      9,457            -          2,859
  Dividends paid ($.20
   per share) . . . . . . . . .       -              -         (8,997)          -            -         (8,997)
  Change in net unrealized gain
   (loss) on securities, net of
   tax expense/benefit  . . . .       -              -              -           -       39,250         39,250
  Net income  . . . . . . . . .       -              -         38,450           -            -         38,450
                                  -----        -------        -------        ----        -----        -------
Balance, March 31, 1996 . . . .   $ 451        235,889        665,052        (131)       8,172        909,433
                                  =====        =======        =======        ====        =====        =======


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                    (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    38,450             29,310
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for loan and lease losses . . . . . . . . . . . . . . . . . .          1,000                258
    Net gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (578)            (2,095)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net . . . . . . . . . . . .           (660)             3,737
    Origination of real estate loans held for sale  . . . . . . . . . . . .              -            (11,939)
    Proceeds from sale of loans held for sale . . . . . . . . . . . . . . .         14,168             13,706
    Change in deferred federal income taxes . . . . . . . . . . . . . . . .         11,139             51,611
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,051            (14,721)
                                                                               -----------         ----------
      Net cash provided by operating activities . . . . . . . . . . . . . .         89,570             69,867
                                                                               -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal (disbursed) repaid on loans and leases  . . . . . . . . . .       (396,300)            19,749
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity . . . . . . . . . . . . . .        196,787            140,733
    Mortgage-backed securities available for sale . . . . . . . . . . . . .          7,193              8,690
    Investment securities available for sale  . . . . . . . . . . . . . . .        193,092                450
  Sales of mortgage-backed securities available for sale  . . . . . . . . .        324,002                  -
  Sales of investment securities available for sale . . . . . . . . . . . .              -             99,987
  Purchases of:
    Mortgage-backed securities held to maturity . . . . . . . . . . . . . .       (313,472)           (19,484)
    Mortgage-backed securities available for sale . . . . . . . . . . . . .              -               (864)
    Investment securities available for sale  . . . . . . . . . . . . . . .       (106,890)              (143)
    Federal Home Loan Bank stock  . . . . . . . . . . . . . . . . . . . . .         (7,605)          (483,538)
    Equipment on operating lease  . . . . . . . . . . . . . . . . . . . . .         (2,066)           (13,102)
  Net cash and cash equivalents paid in connection with acquisitions  . . .              -             (9,969)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,231             11,801
                                                                               -----------         ----------
    Net cash used in investing activities . . . . . . . . . . . . . . . . .        (94,028)          (245,690)
                                                                               -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings  . . . . . . . . . . . .       (579,879)         1,513,717
  Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . .        409,484             78,515
  Repayments of long-term borrowings  . . . . . . . . . . . . . . . . . . .       (231,393)        (1,928,172)
  Increase (decrease) in, net of acquisitions:
    Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,340)           484,915
    Advance payments by borrowers for taxes and insurance . . . . . . . . .         (1,631)               189
  Payment of dividends on common stock  . . . . . . . . . . . . . . . . . .         (8,997)            (6,627)
  Purchase of treasury stock, net of options exercised  . . . . . . . . . .         (3,668)            (3,015)
                                                                               -----------         ----------
Net cash provided by (used in) financing activities . . . . . . . . . . . .       (417,424)           139,522
                                                                               -----------         ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .       (421,882)           (36,301)
Cash and cash equivalents, beginning of the period  . . . . . . . . . . . .        658,371            341,935
                                                                               -----------         ----------
Cash and cash equivalents, end of the period  . . . . . . . . . . . . . . .    $   236,489            305,634
                                                                               ===========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits and borrowings . . . .    $   170,366            184,865
  Refund received for income taxes  . . . . . . . . . . . . . . . . . . . .              -            (33,219)

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Securities transferred from available for sale to held to maturity  . . .      1,064,722                  -
  Transfers from loans to real estate owned . . . . . . . . . . . . . . . .            335              1,224

See Notes to Consolidated Financial Statements.

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMNTS
                                  (unaudited)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. ("the Company") 1995 Annual Report to Shareholders. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations.

3. On January 1, 1996, the Company also adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a company recognize, as a separate asset, rights to service mortgage loans for others, however those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative values, if it is practicable to estimate those fair values. This statement also requires that a company periodically assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations.

4. On October 31, 1995, Charter One completed a merger of equals with FirstFed Michigan Corporation ("FirstFed") which was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in Detroit, Michigan. The merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares.

5. Effective January 1, 1996, Charter One adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which prescribes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, the Statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement has been applied. Management has elected to continue using the APB No. 25 accounting method and include pro forma disclosures when presenting complete financial statement footnotes in the future.

6. Certain items in the consolidated financial statements for 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings and loan holding company incorporated in Delaware and is the parent company of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"), a federally chartered stock savings bank headquartered in Cleveland, Ohio. The bank has 155 branch locations: 94 branches in Ohio operating under the name Charter One Bank and 61 branches in Michigan under the name First Federal of Michigan ("First Federal"). The two-state branch franchise was created through a merger of equals transaction in October 1995 when FirstFed Michigan Corporation was combined with Charter One ("the Merger").


RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

Net income for the three months ended March 31, 1996 was $38.5 million, or $.84 per share, up 31.2% from $29.3 million, or $.64 per share, for the first quarter of 1995. The increase in net income was attributable to increases in net interest income and service fees and other charges which were partially offset by lower gains from the sale of investment securities. The increases were in categories described by industry practice as core earnings. Core earnings are recurring in nature. Thus, core earnings excludes nonrecurring items such as gains on sales and merger-related costs. As Figure 1 illustrates, the first quarter of 1996 continued the Company's favorable trend in core earnings.

QUARTERLY EARNINGS SUMMARY (Figure 1)

                                                                     THREE MONTHS ENDED
                                             ----------------------------------------------------------------
                                              3/31/96       12/31/95       9/30/95      6/30/95       3/31/95
                                              -------       --------       -------      -------       -------
                                                                  (DOLLARS IN THOUSANDS)
Net interest income . . . . . . . . . .      $ 92,002          85,798       77,869       76,896        77,253
Provision for loan and lease losses . .        (1,000)           (258)        (258)        (258)         (258)
Other income, excluding
 gains and losses . . . . . . . . . . .        11,262          12,283       11,363       10,296        10,525
Administrative expenses, excluding
 merger-related costs . . . . . . . . .       (44,583)        (46,426)     (43,759)     (42,819)      (45,211)
                                             --------        --------     --------     --------      --------
  Pretax core earnings  . . . . . . . .        57,681          51,397       45,215       44,115        42,309
Gains and losses, net . . . . . . . . .           577        (100,683)       3,263        3,022         2,095
Merger-related costs  . . . . . . . . .             -         (37,528)           -            -             -
                                             --------        --------     --------     --------      --------
    Income before federal income taxes         58,258         (86,814)      48,478       47,137        44,404
Federal income taxes  . . . . . . . . .        19,808         (28,384)      16,371       16,092        15,094
                                             --------        --------     --------     --------      --------
  Net income  . . . . . . . . . . . . .      $ 38,450         (58,430)      32,107       31,045        29,310
                                             ========        ========     ========     ========      ========

Earnings per common and common
 equivalent share . . . . . . . . . . .      $    .84           (1.30)         .70          .68           .64
                                             ========        ========     ========     ========      ========

The increase in net income in the first quarter of 1996 contributed to a 17.18% annualized return on average equity and a 1.19% annualized return on average assets. This compares to first quarter 1995 annualized returns of 13.97% and
 .79%, respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)

                                                                              THREE MONTHS ENDED
                                                               --------------------------------------------------
                                                               MARCH 31, 1996  DECEMBER 31, 1995   MARCH 31, 1995
                                                               --------------  -----------------   --------------
Annualized returns:
  Return on average assets  . . . . . . . . . . . . . . .           1.19%           (1.67)%             .79%
  Return on average equity  . . . . . . . . . . . . . . .          17.18           (27.14)            13.97
  Average equity to average assets  . . . . . . . . . . .           6.92             6.16              5.62

Annualized operating ratios(1):
  Net interest income to administrative expenses  . . . .         206.36           184.81            170.87
  Administrative expenses to average assets . . . . . . .           1.38             1.33              1.21
  Efficiency ratio  . . . . . . . . . . . . . . . . . . .          42.99            47.14             51.28

- - ----------

(1) Calculated using administrative expenses without merger-related costs.

NET INTEREST INCOME

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality.

Figure 3 sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest-earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                          THREE MONTHS ENDED MARCH  31,
                                  ----------------------------------------------------------------------------
                                                  1996                                    1995
                                  -------------------------------------   ------------------------------------
                                                                 AVG.                                  AVG.
                                     AVERAGE                    YIELD/       AVERAGE                  YIELD/
                                     BALANCE       INTEREST      COST        BALANCE      INTEREST     COST
                                  ------------   ----------    --------   ------------  -----------   -------
                                                             (DOLLARS IN THOUSANDS)
Interest earning assets:
  Loans and leases(1) . . . .     $  6,825,143   $  142,191      8.33%    $  6,619,379   $  136,425      8.24%
  Mortgage-backed securities:
    Available for sale  . . .          443,891        7,797      7.03          401,294        6,744      6.72
    Held to maturity  . . . .        4,567,887       81,810      7.16        6,186,994      109,935      7.11
  Investment securities
   available for sale . . . .          349,246        5,772      6.61          705,761       11,899      6.74
  Other interest-earning
   assets(2)  . . . . . . . .          334,182        5,478      6.56          534,893        8,369      6.26
                                  ------------   ----------               ------------   ----------
      Total interest-earning
         assets . . . . . . .       12,520,349      243,048      7.76       14,448,321      273,372      7.57
  Noninterest-earning
     assets(3). . . . . . . .          418,788   ----------                    479,967   ----------
                                  ------------                            ------------
        Total assets  . . . .     $ 12,939,137                            $ 14,928,288
                                  ============                            ============
Interest-bearing
   liabilities (4)
  Deposits:
    Checking accounts . . . .     $    696,499        2,302      1.32     $    648,792        2,423      1.49
    Savings accounts  . . . .          980,169        5,852      2.39        1,108,447        6,641      2.40
    Money market accounts . .          851,571        6,869      3.23          890,755        7,007      3.15
    Certificates of deposit .        4,436,971       64,505      5.82        4,644,129       68,047      5.86
                                  ------------   ----------               ------------   ----------
      Total deposits  . . . .        6,965,210       79,528      4.57        7,292,123       84,118      4.61
                                  ------------   ----------               ------------   ----------
  FHLB advances . . . . . . .        3,185,989       45,127      5.67        2,855,579       43,783      6.13
  Other borrowings  . . . . .        1,729,222       26,391      6.10        3,732,885       68,218      7.31
                                  ------------   ----------               ------------   ----------
      Total borrowings  . . .        4,915,211       71,518      5.82        6,588,464      112,001      6.80
                                  ------------   ----------               ------------   ----------
      Total interest-bearing
       liabilities  . . . . .       11,880,421      151,046      5.09       13,880,587      196,119      5.65
  Non interest-bearing
     liabilities. . . . . . .          163,733   ----------                    208,658   ----------
                                  ------------                            ------------
        Total liabilities . .       12,044,154                              14,089,245
Shareholders' equity  . . . .          894,983                                 839,043
                                  ------------                            ------------
        Total liabilities and
         shareholders' equity     $ 12,939,137                            $ 14,928,288
                                  ============                            ============
Net interest income . . . . .                    $   92,002                              $   77,253
Interest rate spread  . . . .                    ==========      2.67                    ==========      1.92
Net yield on average interest-
 earning assets(5)  . . . . .                                    2.94                                    2.14
Average interest-earning
 assets to average interest-
 bearing liabilities  . . . .                                    1.05%                                   1.04%

- - ----------

(1) Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2) Includes federal funds sold, interest-bearing deposits with banks and other.
(3)   Includes mark-to-market adjustments on securities available for sale.
(4) The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5) Annualized net interest income divided by the average balance of interest-earning assets.

Figure 4 sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 4)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
                                                                                   1996 V. 1995
                                                                      ----------------------------------------
                                                                      INCREASE (DECREASE) DUE TO
                                                                      --------------------------
                                                                         RATE          VOLUME         TOTAL
                                                                         ----          ------         -----
                                                                               (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases  . . . . . . . . . . . . . . . . . . . . . . .     $   1,491          4,275          5,766
  Mortgage-backed securities:
    Available for sale. . . . . . . . . . . . . . . . . . . . . .           315            738          1,053
    Held to maturity  . . . . . . . . . . . . . . . . . . . . . .           866        (28,991)       (28,125)
  Investment securities available for sale  . . . . . . . . . . .          (231)        (5,896)        (6,127)
  Other interest-earning assets . . . . . . . . . . . . . . . . .           382         (3,273)        (2,891)
                                                                      ---------        -------        -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,823        (33,147)       (30,324)
                                                                      ---------        -------        -------
Interest expense:
  Checking accounts . . . . . . . . . . . . . . . . . . . . . . .          (291)           170           (121)
  Savings accounts  . . . . . . . . . . . . . . . . . . . . . . .           (23)          (766)          (789)
  Money market accounts . . . . . . . . . . . . . . . . . . . . .           175           (313)          (138)
  Certificates of deposit . . . . . . . . . . . . . . . . . . . .          (526)        (3,016)        (3,542)
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . .        (3,489)         4,833          1,344
  Other borrowings  . . . . . . . . . . . . . . . . . . . . . . .        (9,829)       (31,998)       (41,827)
                                                                      ---------        -------        -------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,983)       (31,090)       (45,073)
                                                                      ---------        -------        -------
Change in net interest income . . . . . . . . . . . . . . . . . .     $  16,806         (2,057)        14,749
                                                                      =========        =======        =======


Net interest income for the first three months of 1996 was $92.0 million, a 19.1% increase over net interest income in the first quarter of 1995. Net interest income increased primarily due to changes in interest rates and the impact of the financial restructuring in the fourth quarter of 1995. The yield on interest-earning assets during the 1996 quarter was 19 basis points above the yield during the comparable 1995 period primarily as a result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the Merger. As part of the restructuring, the Bank sold $940 million of low-yielding, fixed-rate mortgage-backed securities and $330 million of low-yielding, fixed-rate mortgage loans in the fourth quarter of 1995. Net interest income also benefitted as the cost of interest-bearing liabilities dropped to 5.09% for the three months ended March 31, 1996, 56 basis points below the cost during the first quarter of 1995. This decrease was also primarily attributable to the financial restructuring which included termination of $750 million in interest rate exchange agreements ("swaps") and $800 million in interest rate cap agreements ("caps"). These off-balance sheet interest rate risk management tools were being used to hedge interest-bearing liabilities which were eliminated in connection with the fourth quarter financial restructuring. At the time they were terminated, they were having an adverse effect on net interest income. Terminating these positions reduced the cost of interest-bearing liabilities in the first quarter of 1996. These favorable changes to the yield on interest-earning assets and the cost of interest-bearing liabilities combined to increase net interest income by $16.8 million. As noted in Figure 4, this increase was partially offset by changes in the volume of interest-earning assets and interest-bearing liabilities. Financial assets and liabilities sold or terminated in conjunction with the restructuring resulted in a $2 billion decline in average interest-earning assets and in average interest-bearing liabilities from the 1995 period. These changes in the level of balances caused net interest income to decline by $2.1 million. The net effect of these factors was a 75 basis point increase in the interest rate spread which was 2.67% for the first quarter 1996 as compared to 1.92% for the first quarter of 1995. The net yield on interest-earning assets was 2.94% for the three months ended March 31, 1996 as compared to 2.14% for the 1995 period.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                       ---------         ------------
Weighted average yield:
  Loans and leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8.17%               8.26%
  Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . . . .           7.22                7.27
  Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6.48                6.76
  Other interest-earning assets . . . . . . . . . . . . . . . . . . . . . . . . .           6.74                5.86
  Total interest-earning assets . . . . . . . . . . . . . . . . . . . . . . . . .           7.72                7.71

Weighted average cost(1):
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4.46                4.61
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5.51                5.90
  Other borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5.88                6.08
  Total interest-bearing liabilities  . . . . . . . . . . . . . . . . . . . . . .           4.96                5.19

Interest rate spread  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2.76                2.52
Net yield on interest-earning assets  . . . . . . . . . . . . . . . . . . . . . .           3.04                2.78

Interest-earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 12,744,220        $ 13,059,533

- - ----------

(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.


OTHER INCOME (Figure 6)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                        1996           1995
                                                                                        ----           ----
                                                                                      (DOLLARS IN THOUSANDS)
Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,259          2,501
Service fees and other charges:
  Retail deposit account service charges and fees . . . . . . . . . . . . . . . . .     5,575          5,005
  Fees on insurance annuity sales . . . . . . . . . . . . . . . . . . . . . . . . .       476            515
  Other branch service fees . . . . . . . . . . . . . . . . . . . . . . . . . . . .       480            362
  Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       428             49
                                                                                      -------         ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,959          5,931
                                                                                      -------         ------
Leasing operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,788          1,712
Net gains:
  Real estate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       282            251
  Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        57              -
  Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          1,313
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       190            210
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48            321
                                                                                      -------         ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       577          2,095
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       256            381
                                                                                      -------         ------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $11,839         12,620
                                                                                      =======         ======


OTHER INCOME

Other income for the three months ending March 31, 1996 was $11.8 million as compared to $12.6 million for the same period in 1995. As can be seen from the detail provided in Figure 6 above, the decrease of $781,000 was primarily attributable to lower net gains on sales in the 1996 period. Net gains from sales were only $577,000 in the first quarter of 1996 as compared to $2.1 million for the first quarter of 1995 which caused Other Income to decrease by $1.5 million. The decrease was partially offset by increases in service fees and other charges. Service fees and other charges were $7.0 million for the three months ended March 31, 1996, an increase of $1.0 million, or 17.3%, over the first quarter of 1995. This increase was primarily due to increases in checking account and debit card fee income. Management hopes to continue this growth in checking account and debit card income along with ATM fee income through the introduction of the Bank's checking account products in the Michigan market during the second quarter of 1996. The Bank's data processing systems for retail savings products were fully implemented in the Michigan market by March 15, 1996. Also, as previously announced, the Bank plans to acquire First Nationwide's 21-branch Michigan franchise, with approximately $800 million in deposits, at the end of the second quarter of 1996.

ADMINISTRATIVE EXPENSES (Figure 7)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                       1996           1995
                                                                                       ----           ----
                                                                                      (DOLLARS IN THOUSANDS)
Compensation and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . .   $22,037         22,943
Net occupancy and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,404          6,279
Federal deposit insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . .     3,989          4,211
State taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,114          1,595
Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       189            196
Other administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,850          9,987
                                                                                      -------         ------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $44,583         45,211
                                                                                      =======         ======
Number of full-time equivalent employees  . . . . . . . . . . . . . . . . . . . . .     2,360          2,416
Net interest income to administrative expenses  . . . . . . . . . . . . . . . . . .    206.36%        170.87%
Administrative expenses to average assets (annualized)  . . . . . . . . . . . . . .      1.38%          1.21%
Efficiency ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42.99%         51.28%


ADMINISTRATIVE EXPENSES

As shown in Figure 7, administrative expenses for the three months ended March 31, 1996 were $44.6 million, a decrease of $627,000, or 1.4%, over the same period in 1995. This decrease was primarily due to a reduction in compensation and employee benefits expenses and lower deposit insurance premiums, offset in part by higher state taxes.

The decrease of $222,000, or 5.3%, in deposit insurance premiums for the first quarter of 1996 as compared to the first quarter of 1995 is primarily attributable to a lower assessment rate. Prior to the Merger, First Federal was paying at a slightly higher assessment rate than was Charter One. In 1996, the combined entity began paying at Charter One's lower assessment rate. The higher assessment rate paid by First Federal in the first quarter of 1995 is reflected in the pooled financial results for 1995.

State tax expense for the first quarter of 1996 was $2.1 million, a $519,000, or 32.5%, increase over the expense recorded in the first quarter of 1995. The increase was primarily due to higher assessment bases. The state of Ohio's assessment base is primarily related to shareholders' equity and the state of Michigan's assessment base is primarily related to gross revenues. Both of these assessment bases were higher when calculating the 1996 expense.

FEDERAL INCOME TAXES

The provision for federal income taxes for the three months ended March 31, 1996 was $19.8 million as compared to $15.1 million for the 1995 period. The primary reason for this $4.7 million, or 31.2%, increase was due to the increase in pre-tax book income. Pre-tax book income was 31.2% higher in the first quarter of 1996 as compared to the first quarter of 1995. The effective tax rate was 34% for both the 1996 and 1995 periods presented.

FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at March 31, 1996 and December 31, 1995.

FINANCIAL CONDITION (Figure 8)

                                                       MARCH 31, 1996                     DECEMBER 31, 1995
                                                  -------------------------          --------------------------
                                                                    PERCENT                            PERCENT
                                                                      OF                                  OF
                                                    AMOUNT           TOTAL             AMOUNT           TOTAL
                                                  ----------        -------          -----------       --------
                                                                    (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents . . . . . . . . .   $    236,489            1.8%        $    658,371           4.9%
  Investment securities . . . . . . . . . . .        317,414            2.4              407,427           3.0
  Mortgage-backed securities  . . . . . . . .      5,088,248           38.6            5,314,749          39.1
  Loans and leases, net . . . . . . . . . . .      7,053,473           53.6            6,678,600          49.2
  Other assets  . . . . . . . . . . . . . . .        478,364            3.6              519,712           3.8
                                                ------------          -----         ------------         -----
    Total . . . . . . . . . . . . . . . . . .   $ 13,173,988          100.0%        $ 13,578,859         100.0%
                                                ============          =====         ============         =====


Liabilities and shareholders' equity:
  Deposits  . . . . . . . . . . . . . . . . .   $  7,010,797           53.2%        $  7,012,491          51.7%
  Borrowings  . . . . . . . . . . . . . . . .      5,059,375           38.4            5,461,684          40.2
  Other liabilities . . . . . . . . . . . . .        194,383            1.5              260,286           1.9
  Shareholders' equity  . . . . . . . . . . .        909,433            6.9              844,398           6.2
                                                ------------          -----         ------------         -----
    Total . . . . . . . . . . . . . . . . . .   $ 13,173,988          100.0%        $ 13,578,859         100.0%
                                                ============          =====         ============         =====



OVERVIEW

Total assets decreased $404.9 million from December 31, 1995, mainly due to a decline in mortgage-backed securities and investment securities partially offset by higher levels of loans and leases. Loans and leases increased by $374.9 million. These increases were largely the result of $812.1 million in loan originations (see Figure 10).


LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES (Figure 9)

                                                        MARCH 31, 1996                   DECEMBER 31, 1995
                                                  -------------------------         --------------------------
                                                                    PERCENT                           PERCENT
                                                                       OF                                OF
                                                     AMOUNT          TOTAL            AMOUNT           TOTAL
                                                  -----------       -------         -----------       --------
                                                                      (DOLLARS IN THOUSANDS)
Real estate:
  One-to-four family  . . . . . . . . . . . . .   $ 5,385,750          76.4%        $ 5,140,857         77.0%
  Multifamily . . . . . . . . . . . . . . . . .       352,882           5.0             359,056          5.4
  Commercial  . . . . . . . . . . . . . . . . .       377,028           5.3             368,372          5.5
  Construction  . . . . . . . . . . . . . . . .       184,237           2.5             182,863          2.7
                                                  -----------         -----         -----------        -----
    Total real estate . . . . . . . . . . . . .     6,299,897          89.2           6,051,148         90.6
Consumer  . . . . . . . . . . . . . . . . . . .       675,307           9.6             594,609          8.9
Leases  . . . . . . . . . . . . . . . . . . . .       154,849           2.2             131,352          2.0
Business  . . . . . . . . . . . . . . . . . . .        76,457           1.1              65,747          1.0
                                                  -----------         -----         -----------        -----
    Total loans and leases  . . . . . . . . . .     7,206,510         102.1           6,842,856        102.5
Less net items  . . . . . . . . . . . . . . . .       153,037           2.1             168,596          2.5
                                                  -----------         -----         -----------        -----
      Loans and leases, net . . . . . . . . . .   $ 7,053,473         100.0%        $ 6,674,260        100.0%
                                                  ===========         =====         ===========        =====


One-to-four family real estate loans increased $244.9 million, or 4.8%, from December 31, 1995, as loan originations during the first three months of 1996 exceeded loan repayments (see Figure 10).

Consumer loans at the end of the 1996 first quarter increased $80.7 million, or 13.6%, from December 31, 1995, reflecting increases in home equity and marine loans outstanding. These increases are attributed to an increase in branch cross-sell referrals of home equity loans, expansion of the Bank's marine lending program, and the present interest rate environment.

Loan and lease originations and repayments for the first three months of 1996 were up from the comparable 1995 periods. Interest rate levels in 1996 have resulted in an increase in loan refinancing volume which also increased overall loan repayments.

LOAN AND LEASE ACTIVITY (Figure 10)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                     1996              1995
                                                                                     ----              ----
                                                                                     (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family  . . . . . . . . . . . . . . . . . . . . . . . . .     $   542,368           103,908
      Multifamily . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,502             6,392
      Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,174             3,317
                                                                                -----------          --------
        Total permanent . . . . . . . . . . . . . . . . . . . . . . . . . .         566,044           113,617
                                                                                -----------          --------
    Construction:
      One-to-four family  . . . . . . . . . . . . . . . . . . . . . . . . .          47,321            30,344
      Multifamily . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -             1,506
      Commercial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,000             4,592
                                                                                -----------          --------
        Total construction  . . . . . . . . . . . . . . . . . . . . . . . .          48,321            36,442
                                                                                -----------          --------
          Total real estate loans originated  . . . . . . . . . . . . . . .         614,365           150,059
                                                                                -----------          --------
  Consumer line of credit draws . . . . . . . . . . . . . . . . . . . . . .          39,583            29,447
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         101,091            14,972
  Business line of credit draws . . . . . . . . . . . . . . . . . . . . . .          18,197             7,872
  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,604             3,223
  Leases(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,246            21,879
                                                                                -----------          --------
          Total loans and leases originated . . . . . . . . . . . . . . . .         812,086           227,452
                                                                                -----------          --------
Purchases:
  Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                 -
  Leases(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            76,912
                                                                                -----------          --------
        Total purchases . . . . . . . . . . . . . . . . . . . . . . . . . .               -            76,912
                                                                                -----------          --------
Sales and principal reductions:
  Loans sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14,168            14,197
  Principal reductions  . . . . . . . . . . . . . . . . . . . . . . . . . .         434,264           301,321
                                                                                -----------          --------
        Total sales and principal reductions  . . . . . . . . . . . . . . .         448,432           315,518
                                                                                -----------          --------
          Increase (decrease) before net items  . . . . . . . . . . . . . .     $   363,654           (11,154)
                                                                                ===========          ========

- - ----------

(1) Not included herein are $2.1 and $13.1 million in operating leases originated during the three months ended March 31, 1996 and 1995, respectively, and $29.0 million in operating leases purchased in the acquisition of ICX Corporation.

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both March 31, 1996 and December 31, 1995. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)

                                                                              MARCH 31, 1996   DECEMBER 31, 1995
                                                                              --------------   -----------------
                                                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury and agency securities . . . . . . . . . . . . . . . . . . . .    $  287,450           377,232
Corporate notes and commercial paper  . . . . . . . . . . . . . . . . . . .        27,447            30,033
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,517               162
                                                                               ----------           -------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  317,414           407,427
                                                                               ==========           =======
  Weighted average rate . . . . . . . . . . . . . . . . . . . . . . . . . .          6.48%             6.76%
                                                                               ==========           =======



No investment securities were sold during the three months ended March 31, 1996. Purchases of investment securities during the quarter totaled $106.9 million and primarily consisted of U.S. agency securities.

MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at March 31, 1996 and December 31, 1995. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)

                                                                              MARCH 31, 1996   DECEMBER 31, 1995
                                                                              --------------   -----------------
                                                                                   (DOLLARS IN THOUSANDS)
MBS available for sale:
  Participation certificates:
    Government agency issues  . . . . . . . . . . . . . . . . . . . . . . .   $    19,117           347,539
    Private issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            45               116
  Collateralized mortgage obligations:
    Government agency issues  . . . . . . . . . . . . . . . . . . . . . . .         2,268           619,104
    Private issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,525           468,830
                                                                              -----------         ---------
      Total MBS available for sale  . . . . . . . . . . . . . . . . . . . .   $    28,955         1,435,589
                                                                              -----------         ---------
MBS held to maturity:
  Participation certificates:
    Government agency issues  . . . . . . . . . . . . . . . . . . . . . . .   $ 2,517,504         2,662,782
    Private issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       464,028           498,631
  Collateralized mortgage obligations:
    Government agency issues  . . . . . . . . . . . . . . . . . . . . . . .       872,522           263,721
    Private issues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,205,239           454,026
                                                                              -----------         ---------
      Total MBS held to maturity. . . . . . . . . . . . . . . . . . . . . .   $ 5,059,293         3,879,160
                                                                              -----------         ---------
        Total MBS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 5,088,248         5,314,749
                                                                              ===========         =========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)

                                                       MARCH 31, 1996                 DECEMBER 31, 1995
                                                    ---------------------           ---------------------
                                                    BOOK          AVERAGE           BOOK          AVERAGE
                                                    VALUE           RATE            VALUE           RATE
                                                    ----          -------           ----          -------
                                                                 (DOLLARS IN THOUSANDS)
MBS available for sale:
  Adjustable rate:
    Collateralized mortgage obligations . . .   $     7,430         7.15%       $  1,085,208        7.23%
  Fixed rate:
    Participation certificates  . . . . . . .        19,162         6.28             347,655        6.23
    Collateralized mortgage obligations . . .         2,363         5.26               2,726        5.30
                                                ------------                    ------------
      Total fixed rate  . . . . . . . . . . .        21,525         6.17             350,381        6.22
                                                ------------                    ------------
        Total MBS available for sale  . . . .        28,955         6.43           1,435,589        6.98
                                                ------------                    ------------
MBS held to maturity:
  Adjustable rate:
    Participation certificates  . . . . . . .      1,192,485        7.09           1,279,124        7.08
    Collateralized mortgage obligations . . .      1,421,477        6.81             357,816        7.48
                                                ------------                    ------------
      Total adjustable rate . . . . . . . . .      2,613,962        6.94           1,636,940        7.17
                                                ------------                    ------------
  Fixed rate:
    Participation certificates  . . . . . . .      1,789,047        7.55           1,882,289        7.56
    Collateralized mortgage obligations . . .        656,284        7.41             359,931        7.32
                                                ------------                    ------------
      Total fixed rate  . . . . . . . . . . .      2,445,331        7.51           2,242,220        7.52
                                                ------------                    ------------
        Total MBS held to maturity  . . . . .      5,059,293        7.22           3,879,160        7.37
                                                ------------                    ------------
          Total MBS . . . . . . . . . . . . .   $  5,088,248        7.22%       $  5,314,749        7.27%
                                                ============                    ============


As previously disclosed, on December 31, 1995 management chose to reclassify $1.1 billion of MBS from the held to maturity portfolio to available for sale in accordance with the FASB special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". It was also disclosed that, after a sufficient period of market value risk, management intended to reclassify these same securities back to the held to maturity portfolio. This reclassification occurred on January 31, 1996, and resulted in a $42.2 million after-tax increase in shareholders' equity. During the three months ended March 31, 1996, $326.1 million of available for sale securities were sold for total proceeds of $324.0 million. The loss of $2.2 million was recorded at the trade date in December 1995. Purchases of mortgage-backed securities during the quarter totaled $313.5 million and were primarily medium-term, fixed-rate collateralized mortgage obligations.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                     (DOLLARS IN THOUSANDS)
Balance, beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .      $  64,436         64,838
Provision for loan and lease losses . . . . . . . . . . . . . . . . . . . . .          1,000            258
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            176
Loans and leases charged off:
  Mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (34)          (613)
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (315)          (372)
  Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1)             -
                                                                                   ---------         ------
    Total charge-offs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (350)          (985)
                                                                                   ---------         ------
Recoveries:
  Mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             44            221
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             88             11
  Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                                   ---------         ------
    Total recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            132            232
                                                                                   ---------         ------
      Net loan and lease charge-offs  . . . . . . . . . . . . . . . . . . . .           (218)          (753)
                                                                                   ---------         ------
Balance, end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  65,218         64,519
                                                                                   =========         ======


Net charge-offs to average loans and leases (annualized)  . . . . . . . . . .            .01%           .05%


ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)

                                                                            MARCH 31, 1996    DECEMBER 31, 1995
                                                                            --------------    -----------------
                                                                                  (DOLLARS IN THOUSANDS)
Mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $52,451             51,607
Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,047              7,214
Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         793                732
Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,927              4,883
                                                                                -------             ------
  Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $65,218             64,436
                                                                                =======             ======

Percent of loans and leases to ending loans and leases:
  Mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87.3 %             88.3%
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9.5                8.8
  Leases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.0                 .9
  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.2                2.0
                                                                                -------             ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       100.0 %            100.0%
                                                                                =======             ======


The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .92% at March 31, 1996, down slightly from
 .96% at December 31, 1995, reflecting first quarter loan growth.

Management believes that the allowance for loan and lease losses has been established in accordance with generally accepted accounting principles based on the best information available. However, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Ohio or Michigan real estate market could result in an increased level of nonperforming assets and charge-offs, significant provisions for loan and lease losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At March 31, 1996, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.


NONPERFORMING ASSETS (Figure 16)

                                                                              MARCH 31, 1996  DECEMBER 31, 1995
                                                                              --------------  -----------------
                                                                                  (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family  . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,933           15,145
      Multifamily and commercial  . . . . . . . . . . . . . . . . . . . . . .       2,948            3,014
      Construction and land . . . . . . . . . . . . . . . . . . . . . . . . .       1,380            1,463
                                                                                 --------           ------
        Total mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . .      20,261           19,622
    Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         804            1,525
    Lease financings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -               27
    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9                -
                                                                                 --------           ------
        Total nonaccrual loans and leases . . . . . . . . . . . . . . . . . .      21,074           21,174
                                                                                 --------           ------
Accruing loans and leases delinquent more than 90 days:
  Mortgage loans:
    One-to-four family  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,409            2,002
    Multifamily and commercial  . . . . . . . . . . . . . . . . . . . . . . .         680              893
    Construction and land . . . . . . . . . . . . . . . . . . . . . . . . . .           -                -
                                                                                 --------           ------
      Total mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . .       4,089            2,895
  Consumer  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              147
  Lease financings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         103                -
  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -                -
                                                                                 --------           ------
      Total accruing 90-day delinquent loans and leases . . . . . . . . . . .       4,192            3,042
                                                                                 --------           ------
Restructured real estate loans  . . . . . . . . . . . . . . . . . . . . . . .      18,794           18,835
                                                                                 --------           ------
      Total nonperforming loans and leases  . . . . . . . . . . . . . . . . .      44,060           43,051
Real estate acquired through foreclosure and other  . . . . . . . . . . . . .      11,301           11,650
                                                                                 --------           ------
      Total nonperforming assets  . . . . . . . . . . . . . . . . . . . . . .    $ 55,361           54,701
                                                                                 ========           ======

Ratio of:
  Nonperforming loans and leases to total loans and leases. . . . . . . . . .         .62 %            .65%
  Nonperforming assets to total assets  . . . . . . . . . . . . . . . . . . .         .42 %            .40%
  Allowance for loan and lease losses to:
    Nonperforming loans and leases  . . . . . . . . . . . . . . . . . . . . .      148.02           149.67
    Total loans and leases before allowance . . . . . . . . . . . . . . . . .         .92              .96


Nonperforming assets at March 31, 1996 totaled $55.4 million, up slightly from December 31, 1995. The ratios of nonperforming loans and leases to total loans and leases declined at March 31, 1996 from December 31, 1995.

At March 31, 1996, there were $28.6 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total is a $12.3 million loan on apartment buildings and a $7.3 million loan on a hotel property in Illinois. The current cash flow on the hotel property is sufficient to meet current debt service requirements. The apartment building has experienced past cash flow shortfalls, but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At March 31, 1996, 58% of interest-bearing liabilities were in the form of deposits and 42% were in borrowings which compares with 56% and 44% for deposits and borrowings, respectively, at December 31, 1995.

DEPOSITS

Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank reprices its deposits weekly or more frequently, if required, primarily based on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent early withdrawal penalties on its certificates of deposit. Consumer and commercial deposits are attracted principally within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 17)

                                                            MARCH 31, 1996             DECEMBER 31, 1995
                                                       -------------------------   -----------------------
                                                                     WEIGHTED                        WEIGHTED
                                                                      AVERAGE                         AVERAGE
                                                       AMOUNT          RATE            AMOUNT          RATE
                                                       ------        --------          ------        --------
                                                                     (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing  . . . . . . . . . . . . . . .   $   510,461        2.36%        $   513,933        1.98%
  Non-interest bearing. . . . . . . . . . . . . .       231,798           -             220,029           -
Savings accounts. . . . . . . . . . . . . . . . .       889,608        2.43           1,007,178        2.41
Money market accounts . . . . . . . . . . . . . .       958,856        3.08             829,087        3.19
Certificates of deposit . . . . . . . . . . . . .     4,416,995        5.79           4,438,831        5.97
                                                    -----------                     -----------
    Deposits  . . . . . . . . . . . . . . . . . .     7,007,718        4.58           7,009,058        4.65
Plus unamortized premium on
 deposits purchased . . . . . . . . . . . . . . .         3,079                           3,433
                                                    -----------                     -----------
    Deposits, net . . . . . . . . . . . . . . . .   $ 7,010,797                     $ 7,012,491
                                                    ===========                     ===========
Including the annualized effect of applicable
 swaps, floors, and amortization of deferred
 gains on terminated swaps  . . . . . . . . . . .                      4.46%                           4.61%
                                                                       ====                            ====



Total deposits declined $1.7 million during the first quarter 1996. Growth in retail deposits was more than offset by a $148.2 million decline in jumbo certificates. The reduction in jumbo accounts is part of an intentional effort to decrease the Bank's level of wholesale deposits. On March 31, 1996, jumbo accounts represented 4.6% of total deposits, down from 6.9% at the end of 1995.

During the first quarter of 1996, the Bank converted the retail savings deposit systems in Michigan to Charter One's data processing systems. As a result of that conversion, $111.4 million of regular savings deposits in Michigan were reclassified as money market deposit accounts in order to conform account specifications and features. Those accounts previously had been classified as statement savings accounts.


BORROWINGS

At March 31, 1996, borrowings primarily consisted of Federal Home Loan Bank ("FHLB") advances and reverse repurchase agreements. These positions are secured by Charter One's investment in the stock of the Federal Home Loan Bank, as well as certain real estate loans aggregating $5.0 billion and mortgage-backed securities aggregating $1.8 billion.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)

                                                              MARCH 31, 1996              DECEMBER 31, 1995
                                                           --------------------          --------------------
                                                                       WEIGHTED                     WEIGHTED
                                                                       AVERAGE                       AVERAGE
                                                           AMOUNT        RATE            AMOUNT       RATE
                                                           ------      --------          ------      -------
                                                                         (DOLLARS IN THOUSANDS)
Fixed-rate advances . . . . . . . . . . . . . . .       $ 1,504,606       5.66%       $1,310,122       5.78%
Variable-rate advances. . . . . . . . . . . . . .         1,833,000       5.39         1,853,000       5.87
                                                        -----------                   ----------
  Advances  . . . . . . . . . . . . . . . . . . .         3,337,606       5.51         3,163,122       5.84
Unamortized premium . . . . . . . . . . . . . . .                17                           22
                                                        -----------                   ----------
  Total advances, net . . . . . . . . . . . . . .       $ 3,337,623                   $3,163,144
                                                        ===========                   ==========

Including the annualized effect of applicable
 caps and amortization of deferred
 gains on terminated swaps  . . . . . . . . . . .                         5.51%                        5.90%
                                                                          ====                         ====


The variable-rate advances reprice based upon LIBOR at one- to six-month intervals, and included $171 million with a 6.00% LIBOR cap, and $573 million which are callable, at par, by the FHLB.

Charter One has also entered into stand-alone interest rate cap agreements applicable to certain variable-rate and short-term, fixed-rate FHLB advances. Reference is made to "Interest Rate Risk Management" for additional discussion.

Figure 19 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 19)

                                                              MARCH 31, 1996              DECEMBER 31, 1995
                                                           --------------------          -------------------
                                                                       WEIGHTED                     WEIGHTED
                                                                        AVERAGE                      AVERAGE
                                                           AMOUNT        RATE            AMOUNT       RATE
                                                           ------      --------          ------     --------
                                                                         (DOLLARS IN THOUSANDS)
Short term  . . . . . . . . . . . . . . . . . . .       $   150,297       5.45        $  848,033       5.86
Long term:
  Fixed rate  . . . . . . . . . . . . . . . . . .           695,000       5.18           575,000       5.28
  Variable rate . . . . . . . . . . . . . . . . .           664,344       5.50           666,487       6.01
                                                        -----------                   ----------
Weighted average cost including
 amortization of fees . . . . . . . . . . . . . .       $ 1,509,641       5.43%       $2,089,520       5.80%
                                                        ===========                   ==========

Weighted average cost including the annualized
 effect of amortization of deferred gains
 on terminated swaps  . . . . . . . . . . . . . .                         5.29%                        5.68%
                                                                          ====                         ====


Each long-term, variable-rate reverse repurchase agreement also contains an interest rate cap provision based upon a three-month LIBOR of 6.00%. Long-term, fixed-rate agreements include $275 million maturing in 1996 which are callable, at par, by the Bank and $200 million maturing in 1998 which are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning June 1997 and quarterly thereafter.


INTEREST RATE RISK MANAGEMENT

The Company utilizes various types of interest rate contracts in managing its interest rate risk on certain of its deposits and FHLB advances and reverse repurchase agreements. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

INTEREST RATE SWAPS (Figure 20)

                                             MARCH 31, 1996                           DECEMBER 31, 1995
                                  ---------------------------------          -----------------------------------
                                  NOTIONAL     RECEIVING     PAYING          NOTIONAL     RECEIVING       PAYING
                                  PRINCIPAL    INTEREST     INTEREST        PRINCIPAL      INTEREST      INTEREST
                                   AMOUNT        RATE         RATE            AMOUNT         RATE          RATE
                                  --------     ---------     ------          --------     ---------       ------
                                                            (DOLLARS IN THOUSANDS)
Fixed payment and
 variable receipt:
1999  . . . . . . . . . . .      $  100,000     5.59%       10.09%            100,000       6.02%       10.09%
                                 ----------     ----        -----             -------       ----        -----
    Total . . . . . . . . .      $  100,000     5.59%(a)    10.09%            100,000       6.02%(a)    10.09%
                                 ==========     ====        =====             =======       ====        =====


Variable payment and
 fixed receipt:
1997  . . . . . . . . . . .      $   45,000     6.30%        5.47%             45,000       6.30         5.63
1998  . . . . . . . . . . .          25,000     5.70         5.39                   -          -            -
2000  . . . . . . . . . . .         110,000     7.08         5.43             110,000       7.08         5.63
2001  . . . . . . . . . . .          20,000     6.54         5.44                   -          -            -
                                 ----------     ----         ----             -------       ----         ----
    Total                        $  200,000     6.68%        5.44%(a)         155,000       6.86%        5.63%(a)
                                 ==========     ====         ====             =======       ====         ====

- - ----------

(a)   Rates are based upon LIBOR.


The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of both fixed and variable interest. At March 31, 1996, the notional principal amount outstanding was $28.0 million with a weighted average receipt rate of 13.90% and payment rate of 5.65%. At December 31, 1995, the outstanding principal was $24.2 million with receipt and payment rates of 14.28% and 5.85%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At March 31, 1996, interest received of .72% was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $.6 million at March 31, 1996.

The Company has entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities. These stand-alone agreements supplement the cap provisions which have been incorporated into some of the Company's borrowings. The agreements provide for receipt of interest when three-month LIBOR exceeds an agreed upon base rate. The Company receives a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. The agreements reprice quarterly. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $1.8 million at March 31, 1996.

INTEREST RATE CAPS (Figure 21)

                                         MARCH 31, 1996                            DECEMBER 31, 1995
                             --------------------------------------    ---------------------------------------
                                                               PER                                       PER
                              NOTIONAL             INTEREST   ANNUM     NOTIONAL             INTEREST   ANNUM
                             PRINCIPAL     BASE      RATE    COST OF   PRINCIPAL     BASE      RATE    COST OF
       MATURING IN             AMOUNT      RATE    RECEIVED    FEE       AMOUNT      RATE    RECEIVED    FEE
       -----------             ------      ----    --------  -------     ------      ----    --------    ---
                                                            (DOLLARS IN THOUSANDS)

1996  . . . . . . . . . .                                              $  200,000   6.00%      .41%      .21%
1997  . . . . . . . . . .    $  650,000   6.00%        -%     .30%        650,000   6.00       .03       .30
                             ----------   ----       ---      ---      ----------   ----       ---       ---
    Total . . . . . . . .    $  650,000   6.00%        -%     .30%     $  850,000   6.00       .07%      .28%
                             ==========   ====       ===      ===      ==========   ====       ===       ===

The cost of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                      1996            1995
                                                                                      ----            ----
                                                                                     (DOLLARS IN THOUSANDS)
Interest expense:
  Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     471          5,883
  FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (137)           243
  Reverse repurchase agreements . . . . . . . . . . . . . . . . . . . . . . .              -         11,498
                                                                                   ---------         ------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     334         17,624
                                                                                   =========         ======


LIQUIDITY

The Bank's principal sources of funds are deposits, FHLB advances, reverse repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances.
Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended March 31, 1996 was 5.78%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan and lease demand, (ii) projected security maturities, (iii) expected deposit flows, (iv) yields available on interest-bearing deposits, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, interest-bearing deposits and floating-rate corporate debt securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At March 31, 1996, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $609.0 million, unfunded lines of consumer credit totaling $360.7 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $37.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1996 totaled $3.2 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At March 31, 1996, the Bank had $1.3 billion of advances from the FHLB and $425.3 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity.


CAPITAL AND DIVIDENDS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by the regulators to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease. To be considered adequately capitalized under the regulatory framework for Prompt Corrective Action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in Figure 22 below. The Bank's actual capital and ratios are also presented in Figure 22.

REGULATORY CAPITAL (Figure 22)

                                                                             MARCH 31, 1996
                                                           ------------------------------------------------
                                                              ACTUAL CAPITAL              REQUIRED CAPITAL
                                                           -------------------          -------------------
                                                           AMOUNT        RATIO          AMOUNT        RATIO
                                                           ------        -----          ------        -----
                                                                       (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital  . . . . . . . . . . . . . . . . .    $ 835,488        6.43%       $ 194,869        1.50%
  Core capital  . . . . . . . . . . . . . . . . . . .      835,488        6.43          389,739        3.00
  Risk-based capital  . . . . . . . . . . . . . . . .      889,120       14.35          495,696        8.00
Prompt corrective action:
  Tier 1 leverage capital . . . . . . . . . . . . . .      835,488        6.43          519,652        4.00
  Tier 1 risk-based capital . . . . . . . . . . . . .      835,488       13.48          247,848        4.00
  Total risk-based capital  . . . . . . . . . . . . .      889,120       14.35          495,696        8.00

                                                                          DECEMBER 31, 1995
                                                           ------------------------------------------------
                                                              ACTUAL CAPITAL              REQUIRED CAPITAL
                                                           -------------------          -------------------
                                                           AMOUNT        RATIO          AMOUNT        RATIO
                                                           ------        -----          ------        -----
                                                                       (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital  . . . . . . . . . . . . . . . . .    $ 822,670        6.11%       $ 202,027        1.50%
  Core capital  . . . . . . . . . . . . . . . . . . .      822,670        6.11          404,053        3.00
  Risk-based capital. . . . . . . . . . . . . . . . .      875,176       14.29          489,835        8.00
Prompt corrective action:
  Tier 1 leverage capital . . . . . . . . . . . . . .      822,670        6.11          538,738        4.00
  Tier 1 risk-based capital . . . . . . . . . . . . .      822,670       13.44          244,917        4.00
  Total risk-based capital  . . . . . . . . . . . . .      875,176       14.29          489,835        8.00


Management believes, as of March 31, 1996, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.


QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 23)

                                                1ST QUARTER  4TH QUARTER  3RD QUARTER  2ND QUARTER   1ST QUARTER
                                                    1996         1995        1995         1995         1995
                                                -----------  -----------  -----------  -----------   -----------
Market price of common stock:
  High  . . . . . . . . . . . . . . . . . . . .    $ 35.25      33.38       30.75         27.00        22.13
  Low . . . . . . . . . . . . . . . . . . . . .      28.50      28.13       24.38         20.00        18.88
  Close . . . . . . . . . . . . . . . . . . . .      33.75      30.63       29.50         24.50        20.25

Dividends declared and paid . . . . . . . . . .        .20        .20         .19           .19          .17


During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of March 31, 1996, 980,500 shares had been repurchased under this authorization.

                          PART II - OTHER INFORMATION

ITEM 2.  OTHER INFORMATION

DIVIDEND

On April 17, 1996, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 23 cents per common share. The dividend will be payable on May 20, 1996 to shareholders of record as of May 3, 1996.


RECENT DEVELOPMENTS

The deposits of savings associations such as Charter One Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which along with the Bank Insurance Fund ("BIF"), comprise the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have an insurance premium schedule which ranges from 0% to .27% (with a $2,000 minimum annual assessment) of insured deposits as compared to the current range of .23% to .31% of insured deposits for members of SAIF. Therefore, well capitalized and healthly BIF members pay a significantly lower premium than comparable SAIF-insured institutions such as Charter One Bank. The disparity is due to the BIF having reached its statutory reserve ratio of 1.25% of insured deposits, while the SAIF is not anticipated to reach that statutory reserve level until 2002, absent a substantial increase in the premium rate or the imposition of special assessments or other significant developments, such as the merger of the SAIF and BIF. As a result of this disparity, SAIF members have been placed at a significant competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

Various segments of the United States Government and Legislature have attempted to address the insurance premium disparity through proposed legislation that has ranged from recapitalizing the SAIF through a special assessment to merging the SAIF and BIF and eliminating the thrift charter. Although a special assessment would reduce the Bank's regulatory capital, it would not likely jeopardize its well-capitalized status. Additionally, the reduced premium rate that is expected to result would reduce administrative costs going forward. Finally, management does not believe a SAIF/BIF combination or elimination of the thrift charter (as currently proposed) would have a significant impact on future operations of the Bank.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

                Exhibit 11 - Computation of per share earnings

                Exhibit 27 - Financial Data Schedule

                Exhibit 99 - Selected Monthly Financial Highlights

           (b)  REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHARTER ONE FINANCIAL, INC.




Date:   May 14, 1996                 /s/ Robert J. Vana
                                     ---------------------------------------
                                     Robert J. Vana
                                     Chief Corporate Counsel and Secretary





Date:   May 14, 1996                 /s/ Richard W. Neu
                                     ---------------------------------------
                                     Richard W. Neu
                                     Senior Vice President and Treasurer