Form 10-Q
period 1996-06-30
CHARTER ONE FINANCIAL INC
filed 1996-08-14
CIK 819692

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


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

       The number of shares outstanding of the registrant's sole class of common stock as of August 6, 1996 was 44,773,041.

================================================================================

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                       PAGE
- ------                                                                       ----

                         PART I - FINANCIAL INFORMATION
1.       Financial Statements

           Consolidated Statements of Financial Condition --
            June 30, 1996 and December 31, 1995 .............................  1

           Consolidated Statements of Income --
            Three and six months ended June 30, 1996 and 1995 ...............  2

           Consolidated Statement of Changes in Shareholders' Equity --
            Six months ended June 30, 1996 ..................................  3

           Consolidated Statements of Cash Flows --
            Six months ended June 30, 1996 and 1995 .........................  4

           Notes to Consolidated Financial Statements .......................  5

2.       Management's Discussion and Analysis of Financial Condition
          and Results of Operations .........................................  7


                         PART II - OTHER INFORMATION

5.       Other Information .................................................. 26

6.       Exhibits and Reports on Form 8-K ................................... 26


Signatures .................................................................. 27

                          PART I - FINANCIAL CONDITION

ITEM 1.     FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                            JUNE 30, 1996  DECEMBER 31, 1995
                                                                            -------------  -----------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)

                                     ASSETS

Cash and deposits with banks .............................................   $   163,429        163,123
Federal funds sold and other .............................................        84,869        495,248
                                                                             -----------     ----------
      Total cash and cash equivalents ....................................       248,298        658,371
Investment securities available for sale, at fair value ..................       340,653        407,427
Mortgage-backed securities:
  Available for sale, at fair value ......................................       532,300      1,435,589
  Held to maturity (fair value of $5,075,684 and $3,961,326) .............     5,087,788      3,879,160
Loans held for sale ......................................................          --            4,340
Loans and leases, net ....................................................     7,201,810      6,674,260
FHLB stock ...............................................................       197,242        178,136
Premises and equipment ...................................................       106,677         96,581
Accrued interest receivable ..............................................        80,107         73,683
Equipment on operating leases ............................................        27,077         32,755
Real estate owned ........................................................         9,885         11,991
Goodwill .................................................................        67,058         10,602
Other assets .............................................................        52,951        115,964
                                                                             -----------     ----------
        Total assets .....................................................   $13,951,846     13,578,859
                                                                             ===========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts ......................................................   $   878,755        733,962
  Money market accounts ..................................................     1,131,047        829,087
  Savings accounts .......................................................       939,059      1,007,178
  Certificates of deposit ................................................     4,868,265      4,442,264
                                                                             -----------     -----------
      Total deposits .....................................................     7,817,126      7,012,491
FHLB advances ............................................................     3,267,103      3,163,144
Reverse repurchase agreements ............................................     1,521,078      2,089,520
Other borrowings .........................................................       210,780        209,020
Advance payments by borrowers for taxes and insurance ....................        65,786         47,738
Accrued interest payable .................................................        39,993         56,955
Accrued expenses and other liabilities ...................................        95,502        155,593
                                                                             -----------     ----------
        Total liabilities ................................................    13,017,368     12,734,461
                                                                             -----------     ----------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
   authorized and unissued ...............................................          --             --
  Common stock - $.01 par value per share; 180,000,000 shares
   authorized; 45,218,049 and 45,119,014 shares issued ...................           452            451
  Additional paid-in capital .............................................       237,219        235,889
  Retained earnings ......................................................       695,762        642,197
  Less 208,285 and 101,488 shares of common stock held in treasury at cost        (7,351)        (3,061)
  Net unrealized gain (loss) on securities, net of tax (expense)
   benefit of $(4,521) and $15,978 .......................................         8,396        (31,078)
                                                                             -----------     ----------
        Total shareholders' equity .......................................       934,478        844,398
                                                                             -----------     ----------
        Total liabilities and shareholders' equity .......................   $13,951,846     13,578,859
                                                                             ===========     ==========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                   THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------  -------------------------
                                                       1996           1995         1996           1995
                                                       ----           ----         ----           ----
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases .............................    $  150,144        137,616      292,335        274,041
  Mortgage-backed securities:
    Available for sale .........................         1,015         82,802        8,812        167,475
    Held to maturity ...........................        90,603         33,313      172,413         65,319
  Investment securities available for sale .....         5,278         15,561       11,050         27,460
  Other interest-earning assets ................         4,640          6,243       10,118         14,612
                                                    ----------     ----------   ----------     ----------
      Total interest income ....................       251,680        275,535      494,728        548,907
                                                    ----------     ----------   ----------     ----------
INTEREST EXPENSE:
  Deposits .....................................        76,269         91,544      155,797        175,662
  FHLB advances ................................        45,990         44,263       91,117         88,046
  Other borrowings .............................        30,514         62,832       56,905        131,050
                                                    ----------     ----------   ----------     ----------
      Total interest expense ...................       152,773        198,639      303,819        394,758
                                                    ----------     ----------   ----------     ----------
      Net interest income ......................        98,907         76,896      190,909        154,149
Provision for loan and lease losses ............         1,000            258        2,000            516
                                                    ----------     ----------   ----------     ----------
      Net interest income after provision
       for loan and lease losses ...............        97,907         76,638      188,909        153,633
                                                    ----------     ----------   ----------     ----------
OTHER INCOME:
  Loan servicing fees ..........................         2,763          2,089        5,022          4,590
  Service fees and other charges ...............         8,235          6,370       15,194         12,301
  Leasing operations ...........................         1,719          1,645        3,507          3,357
  Net gains (losses):
    Loans ......................................           121            548          311            758
    Mortgage-backed securities .................          (339)            23         (282)            23
    Investment securities ......................        (2,025)         2,074       (2,025)         3,387
    Other gains ................................           128            377          458            949
  Other ........................................           (37)           192          219            573
                                                    ----------     ----------   ----------     ----------
      Total other income .......................        10,565         13,318       22,404         25,938
                                                    ----------     ----------   ----------     ----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits ...........        22,613         21,223       44,650         44,166
  Net occupancy and equipment ..................         6,380          5,950       12,784         12,229
  Federal deposit insurance premiums ...........         4,094          4,211        8,083          8,422
  State taxes ..................................         1,852          1,511        3,966          3,106
  Amortization of goodwill .....................           190            188          379            384
  Other administrative expenses ................        10,935          9,736       20,785         19,723
                                                    ----------     ----------   ----------     ----------
      Total administrative expenses ............        46,064         42,819       90,647         88,030
                                                    ----------     ----------   ----------     ----------
Income before federal income taxes .............        62,408         47,137      120,666         91,541
Federal income taxes ...........................        21,038         16,092       40,846         31,186
                                                    ----------     ----------   ----------     ----------
      Net income ...............................    $   41,370         31,045       79,820         60,355
                                                    ==========     ==========   ==========     ==========

Earnings per common and common  equivalent share    $      .90            .68         1.74           1.32
                                                    ==========     ==========   ==========     ==========

Average common and common equivalent
 shares outstanding ............................    46,041,344     45,935,095   46,001,965     45,849,796
                                                    ==========     ==========   ==========     ==========
Dividends declared per share ...................    $      .23            .19          .43            .36
                                                    ==========     ==========   ==========     ==========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                   TOTAL
                                                ADDITIONAL                       NET UNREALIZED    SHARE-
                                        COMMON   PAID-IN    RETAINED   TREASURY    GAIN (LOSS)    HOLDERS'
                                        STOCK    CAPITAL    EARNINGS    STOCK     ON SECURITIES   EQUITY
                                        -----   ----------  --------   --------  --------------   -------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER   SHARE DATA)
Balance, January 1, 1996 .......        $451    235,889     642,197    (3,061)       (31,078)     844,398
  Purchase of 433,900 shares
   of treasury stock ...........                                      (14,269)                    (14,269)
  Treasury stock reissued in
   connection with stock options
   exercised, 319,063 shares ...                             (6,776)    9,736                       2,960
  Treasury stock reissued in
   connection with compensation
   plans, 8,040 shares .........                                (99)      243                         144
  Common stock issued in
   connection with stock options
   exercised, 99,035 shares ....           1      1,330                                             1,331
  Dividends paid ($.43
   per share) ..................                            (19,380)                              (19,380)
  Change in net unrealized gain
   (loss) on securities, net of
   tax (expense) benefit .......                                                      39,474       39,474
  Net income ...................                             79,820                                79,820
                                         ---    -------     -------    ------          -----      -------
Balance, June 30, 1996 .........        $452    237,219     695,762    (7,351)         8,396      934,478
                                         ===    =======     =======    ======          =====      =======

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                     1996           1995
                                                                                     ----           ----
                                                                                    (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................................   $    79,820         60,355
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for loan and lease losses ......................................         2,000            516
    Net (gains) losses .......................................................         1,538         (5,117)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ..........................         7,305         10,136
    Origination of real estate loans held for sale ...........................       (17,467)       (36,680)
    Proceeds from sale of loans held for sale ................................        17,778         40,741
    Change in deferred federal income taxes ..................................         3,120         39,564
    Other ....................................................................        27,756         (5,757)
                                                                                  ----------     ----------
      Net cash provided by operating activities ..............................       121,850        103,758
                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal (disbursed) repaid on loans and leases .......................    (1,023,020)         1,704
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ..............................       423,325        293,617
    Mortgage-backed securities available for sale ............................        10,061         17,043
    Investment securities available for sale .................................       123,238          8,749
  Sales of mortgage-backed securities available for sale .....................       323,662         59,924
  Sales of investment securities available for sale ..........................        77,975        204,502
  Purchases of:
    Mortgage-backed securities held to maturity ..............................      (569,577)       (63,670)
    Mortgage-backed securities available for sale ............................          --           (1,715)
    Investment securities available for sale .................................      (141,525)      (784,039)
    Loans ....................................................................          --          (22,516)
    Federal Home Loan Bank stock .............................................       (15,819)        (1,499)
    Equipment on operating lease .............................................        (4,570)       (17,281)
  Net cash and cash equivalents received in connection with branch acquisition       731,170         (9,969)
  Other ......................................................................        (3,758)         7,111
                                                                                  ----------     ----------
    Net cash used in investing activities ....................................       (68,838)      (308,039)
                                                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings ...........................      (741,954)       391,587
  Proceeds from long-term borrowings .........................................     2,161,133      1,540,470
  Repayments of long-term borrowings .........................................    (1,879,735)    (1,995,842)
  Increase in, net of acquisitions:
    Deposits .................................................................         8,638        193,198
    Advance payments by borrowers for taxes and insurance ....................        18,048         34,575
  Payment of dividends on common stock .......................................       (19,380)       (13,713)
  Purchase of treasury stock, net of options exercised .......................       (11,166)        (4,698)
  Common shares issued .......................................................         1,331           --
                                                                                  ----------     ----------
Net cash provided by (used in) financing activities ..........................      (463,085)       145,577
                                                                                  ----------     ----------
Net decrease in cash and cash equivalents ....................................      (410,073)       (58,704)
Cash and cash equivalents, beginning of the period ...........................       658,371        341,935
                                                                                  ----------     ----------
Cash and cash equivalents, end of the period .................................   $   248,298        283,231
                                                                                  ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest on deposits and borrowings ..........   $   326,291        349,645
  Refund received for income taxes ...........................................          --           13,419
  Cash paid for income taxes .................................................        29,000           --
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Securities transferred from available for sale to held to maturity .........     1,064,722           --
  Transfers from loans to real estate owned ..................................         1,192          2,624
  Loans exchanged for mortgage-backed securities .............................       510,435         28,250

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. ("the Company" or "Charter One") 1995 Annual Report to Shareholders. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On June 28, 1996 the Company completed the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan area. Four First Nationwide offices directly overlapped existing branch offices and therefore were consolidated into the existing branch facilities. The deposits of the branches totaled $796.7 million and were assumed for a cost of $57.0 million. Such cost has been reflected as goodwill in the accompanying financial statements.

3. On July 24, 1996 the Company's Board of Directors approved a 5% stock dividend which will be distributed September 30, 1996, to shareholders of record on September 13, 1996. It is the Board's intention, subject to ongoing review of the Company's operating results and prospects, to maintain the quarterly cash dividend at no less than $.23 per share subsequent to the distribution of the stock dividend. If maintained at that level, this would represent an increase of 5% in the cash dividend paid to common shareholders. Par value will remain at $.01 per share. Pro forma earnings per share, giving retroactive effect to the stock dividend, are presented below.

                                                3 MONTHS ENDED JUNE 30,    6 MONTHS ENDED JUNE 30,
                                                -----------------------    -----------------------
                                                    1996      1995             1996      1995
                                                    ----      ----             ----      ----
Primary and fully diluted earnings per common
 and common equivalent share ...................    $.86       .64             1.65      1.25

    Financial information contained elsewhere in this Form 10Q has not been adjusted to reflect the impact of the stock dividend.

4. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations.

5. On January 1, 1996, the Company also adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a company recognize, as a separate asset, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative values, if it is practicable to estimate those fair values. This Statement also requires that a company periodically assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations.

6. Effective January 1, 1996, Charter One adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which prescribes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, the Statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosures of net income and earnings per share as if the fair value based method of accounting defined in this Statement has been applied. Management has elected to continue using the APB No. 25 accounting method and include pro forma disclosures when presenting complete financial statement footnotes in the future.

7. On October 31, 1995, Charter One completed a merger of equals with FirstFed Michigan Corporation ("FirstFed") which was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in Detroit, Michigan. The merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares.

8. Certain items in the consolidated financial statements for 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings and loan holding company incorporated in Delaware and is the parent company of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"), a federally chartered stock savings bank headquartered in Cleveland, Ohio. The bank has 172 branch locations: 94 branches in Ohio operating under the name Charter One Bank and 78 branches in Michigan under the name First Federal of Michigan ("First Federal"). The two-state branch franchise was created through a merger of equals transaction in October 1995 when FirstFed Michigan Corporation was combined with Charter One ("the Merger").


RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

Net income for the three months ended June 30, 1996 was $41.4 million, or $.90 per share, up 33.3% from $31.0 million, or $.68 per share, for the second quarter of 1995. The increase in net income was attributable to increases in net interest income and services fees and other charges which were partially offset by losses on the sale of investment securities and increased administrative expenses.

Net income for the six months ended June 30, 1996 was $79.8 million, or $1.74 per share, compared to $60.4 million, or $1.32 per share, in the same period of 1995. The 32.3% increase in net income was also attributable to increases in net interest income and service fees and other charges which were partially offset by losses on the sales of investment securities and increased administrative expenses.

Net income for both the current quarter and the year-to-date periods increased over the comparable 1995 periods as a result of overall improvement in categories described by industry practice as core earnings. Core earnings are recurring in nature. Thus, core earnings would exclude nonrecurring items such as gains and losses on sales of assets and merger related expenses. As Figure 1 illustrates, the Company's favorable trend in core earnings continued as pretax core earnings for the second quarter of 1996 increased by 11.9% over the first quarter of 1996.

QUARTERLY EARNINGS SUMMARY (Figure 1)

                                                           THREE MONTHS ENDED
                                         -------------------------------------------------------
                                          6/30/96     3/31/96    12/31/95    9/30/95    6/30/95
                                         ---------   ---------  ---------   ---------  ---------
                                                         (DOLLARS IN THOUSANDS)

Net interest income ..................   $  98,907      92,002     85,798      77,869     76,896
Provision for loan and lease losses ..      (1,000)     (1,000)      (258)       (258)      (258)
Other income, excluding
 gains and losses ....................      12,680      11,262     12,283      11,363     10,296
Administrative expenses, excluding
 merger-related costs ................     (46,064)    (44,583)   (46,426)    (43,759)   (42,819)
                                         ---------   ---------  ---------   ---------  ---------
  Pretax core earnings ...............      64,523      57,681     51,397      45,215     44,115
Gains and losses, net ................      (2,115)        577   (100,683)      3,263      3,022
Merger-related costs .................        --          --      (37,528)       --         --
                                         ---------   ---------  ---------   ---------  ---------
    Income before federal income taxes      62,408      58,258    (86,814)     48,478     47,137
Federal income taxes .................      21,038      19,808    (28,384)     16,371     16,092
                                         ---------   ---------  ---------   ---------  ---------
  Net income .........................   $  41,370      38,450    (58,430)     32,107     31,045
                                         =========   =========  =========   =========  =========

Earnings per common and common
 equivalent share ....................   $     .90         .84      (1.30)        .70        .68
                                         =========   =========  =========   =========  =========

The increase in net income in the second quarter of 1996 contributed to a 17.80% annualized return on average equity and a 1.22% annualized return on average assets. This compares to second quarter 1995 annualized returns of 14.20% and
 .84%, respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      ------------------          -------------------
                                                      6/30/96    6/30/95          6/30/96     6/30/95
                                                      -------    -------          -------     -------
                                                                 (DOLLARS IN THOUSANDS)
Annualized returns:
  Return on average assets .....................        1.22%       .84%            1.21%        .81%
  Return on average equity .....................       17.80      14.20            17.55       14.09
  Average equity to average assets .............        6.88       5.88             6.87        5.75

Annualized operating ratios:
  Net interest income to administrative expenses      214.72     179.58           210.61      175.11
  Administrative expenses to average assets ....        1.36       1.15             1.37        1.18
  Efficiency ratio .............................       41.11      48.89            42.01       50.09


NET INTEREST INCOME

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as interest rate fluctuations and asset quality.

Figure 3 sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest-earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                                   THREE MONTHS ENDED JUNE 30,
                                       ---------------------------------------------------------------------------------
                                                         1996                                      1995
                                       ---------------------------------------   ---------------------------------------
                                                                        AVG.                                      AVG.
                                        AVERAGE                        YIELD/     AVERAGE                        YIELD/
                                        BALANCE      INTEREST           COST      BALANCE      INTEREST          COST
                                      ----------    ----------        -------   ----------    ----------        -------
                                                                      (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1) .............  $ 7,338,109    $  150,144          8.18%  $ 6,629,563    $  137,616          8.30%
  Mortgage-backed securities:
    Available for sale ............       56,662         1,015          7.17       381,528         6,399          6.71
    Held to maturity ..............    5,080,416        90,603          7.13     6,085,478       109,716          7.21
  Investment securities
   available for sale .............      329,382         5,278          6.41       929,710        15,561          6.69
  Other interest-earning
   assets(2) ......................      283,354         4,640          6.55       379,051         6,243          6.59
                                      ----------    ----------                  ----------    ----------
      Total interest-earning assets   13,087,923       251,680          7.69    14,405,330       275,535          7.65
                                                    ----------                                ----------
  Noninterest-earning assets(3) ...      436,940                                   462,645
                                      ----------                                ----------
        Total assets ..............  $13,524,863                               $14,867,975
                                      ==========                                ==========
Interest-bearing liabilities(4)
  Deposits:
    Checking accounts .............  $   746,249         2,381          1.28   $   668,822         2,473          1.48
    Savings accounts ..............      881,037         5,358          2.43     1,069,337         6,471          2.42
    Money market accounts .........      968,655         7,451          3.08       850,747         6,775          3.19
    Certificates of deposit .......    4,391,378        61,079          5.56     4,880,767        75,825          6.21
                                      ----------    ----------                  ----------    ----------
      Total deposits ..............    6,987,319        76,269          4.37     7,469,673        91,544          4.90
                                      ----------    ----------                  ----------    ----------
  FHLB advances ...................    3,301,927        45,990          5.57     2,846,942        44,263          6.22
  Other borrowings ................    2,135,279        30,514          5.72     3,434,746        62,832          7.32
                                      ----------    ----------                  ----------    ----------
      Total borrowings ............    5,437,206        76,504          5.63     6,281,688       107,095          6.82
                                      ----------    ----------                  ----------    ----------
      Total interest-bearing
       liabilities ................   12,424,525       152,773          4.92    13,751,361       198,639          5.78
                                                    ----------                                ----------
  Non interest-bearing liabilities       170,463                                   242,261
                                      ----------                                ----------
        Total liabilities .........   12,594,988                                13,993,622
Shareholders' equity ..............      929,875                                   874,353
                                      ----------                                ----------
        Total liabilities and
         shareholders' equity .....  $13,524,863                               $14,867,975
                                      ==========                                ==========
Net interest income ...............                 $   98,907                                $   76,896
                                                    ==========                                ==========
Interest rate spread ..............                                     2.77                                      1.87
Net yield on average interest-
 earning assets(5) ................                                     3.02                                      2.14
Average interest-earning assets
 to average interest-bearing
 liabilities ......................                                   105.34%                                   104.76%

- -----------------------


(1) Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2) Includes FHLB stock, federal funds sold, interest-bearing deposits with banks and other.
(3) Includes mark-to-market adjustments on securities available for sale.
(4) The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5) Annualized net interest income divided by the average balance of interest-earning assets.

                                       9

                                                                     SIX MONTHS ENDED JUNE 30,
                                       --------------------------------------------------------------------------------
                                                        1996                                     1995
                                       --------------------------------------     -------------------------------------
                                                                        AVG.                                      AVG.
                                        AVERAGE                        YIELD/     AVERAGE                        YIELD/
                                        BALANCE       INTEREST          COST      BALANCE       INTEREST          COST
                                        -------       --------          ----      -------       --------          ----
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1) .............  $ 7,081,626    $  292,335          8.26%  $ 6,624,499     $ 274,041          8.27%
  Mortgage-backed securities:
    Available for sale ............      250,277         8,812          7.04       391,356        13,143          6.72
    Held to maturity ..............    4,824,152       172,413          7.15     6,135,956       219,651          7.16
  Investment securities
   available for sale .............      339,309        11,050          6.51       818,354        27,460          6.71
  Other interest-earning
   assets(2) ......................      308,768        10,118          6.55       456,542        14,612          6.40
                                      ----------       -------                  ----------       -------
      Total interest-earning assets   12,804,132       494,728          7.73    14,426,707       548,907          7.61
                                                       -------                                   -------
  Noninterest-earning assets(3) ...      427,864                                   471,258
                                      ----------                                ----------
        Total assets ..............  $13,231,996                               $14,897,965
                                      ==========                                ==========
Interest-bearing liabilities(4)
  Deposits:
    Checking accounts .............  $   721,374         4,683          1.30   $   658,862         4,896          1.49
    Savings accounts ..............      930,603        11,210          2.41     1,088,784        13,112          2.41
    Money market accounts .........      910,113        14,320          3.15       870,640        13,782          3.17
    Certificates of deposit .......    4,414,175       125,584          5.69     4,763,102       143,872          6.04
                                      ----------       -------                  ----------       -------
      Total deposits ..............    6,976,265       155,797          4.47     7,381,388       175,662          4.76
                                      ----------       -------                  ----------       -------
  FHLB advances ...................    3,243,958        91,117          5.62     2,851,237        88,046          6.18
  Other borrowings ................    1,932,251        56,905          5.89     3,582,992       131,050          7.32
                                      ----------       -------                  ----------       -------
      Total borrowings ............    5,176,209       148,022          5.72     6,434,229       219,096          6.81
                                      ----------       -------                  ----------       -------
      Total interest-bearing
       liabilities ................   12,152,474       303,819          5.00    13,815,617       394,758          5.71
                                                       -------                                   -------
  Non interest-bearing liabilities       169,959                                   225,552
                                      ----------                                ----------
        Total liabilities .........   12,322,433                                14,041,169
Shareholders' equity ..............      909,563                                   856,796
                                      ----------                                ----------
        Total liabilities and
         shareholders' equity .....  $13,231,996                               $14,897,965
                                     ===========                               ===========
Net interest income ...............                 $  190,909                                 $ 154,149
                                                    ==========                                 =========
Interest rate spread ..............                                     2.73                                      1.90
Net yield on average interest-
 earning assets(5) ................                                     2.98                                      2.14
Average interest-earning assets
 to average interest-bearing
 liabilities ......................                                   105.36%                                   104.42%

- ---------------

(1) Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2) Includes FHLB stock, federal funds sold, interest-bearing deposits with banks and other.
(3) Includes mark-to-market adjustments on securities available for sale.
(4) The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5) Annualized net interest income divided by the average balance of interest-earning assets.

Figure 4 sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 4)


                              THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                              ---------------------------      ---------------------------
                                      1996 V. 1995                    1996 V. 1995
                              ---------------------------      ---------------------------
                              INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                              ---------------------------      ---------------------------
                              RATE      VOLUME      TOTAL      RATE      VOLUME      TOTAL
                              ----      ------      -----      ----      ------      -----
                                                (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases ......  $ (1,994)    14,522     12,528       (578)    18,872     18,294
  Mortgage-backed
   securities:
    Available for sale ..       408     (5,792)    (5,384)       609     (4,940)    (4,331)
    Held to maturity ....    (1,177)   (17,936)   (19,113)      (354)   (46,884)   (47,238)
  Investment securities
   available for sale ...      (637)    (9,646)   (10,283)      (786)   (15,624)   (16,410)
  Other interest-earning
   assets ...............       (36)    (1,567)    (1,603)       340     (4,834)    (4,494)
                           --------    -------    -------      -----    -------   --------
      Total .............    (3,436)   (20,419)   (23,855)      (769)   (53,410)   (54,179)
                           --------    -------    -------      -----    -------   --------
Interest expense:
  Checking accounts .....      (360)       268        (92)      (653)       440       (213)
  Savings accounts ......        32     (1,145)    (1,113)         3     (1,905)    (1,902)
  Money market accounts .      (237)       913        676        (83)       621        538
  Certificates of deposit    (7,532)    (7,214)   (14,746)    (8,090)   (10,198)   (18,288)
  FHLB advances .........    (4,901)     6,628      1,727     (8,394)    11,465      3,071
  Other borrowings ......   (11,842)   (20,476)   (32,318)   (22,035)   (52,110)   (74,145)
                           --------    -------    -------      -----    -------   --------
      Total .............   (24,840)   (21,026)   (45,866)   (39,252)   (51,687)   (90,939)
                           --------    -------    -------      -----    -------   --------
Change in net interest
 income .................  $ 21,404        607     22,011     38,483     (1,723)    36,760
                           ========    =======    =======     ======    =======   ========



Net interest income for the second quarter of 1996 was $98.9 million, a $22.0 million, or 28.6%, increase over net interest income for the second quarter of 1995. Net interest income increased primarily due to a lower cost of interest-bearing liabilities. The cost of interest-bearing liabilities was 4.92% in the 1996 period and 5.78% during the 1995 period. This 86 basis points decrease in the cost of interest-bearing liabilities lowered interest expense by $24.8 million. This improvement was primarily a result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the Merger. That financial restructuring included the termination of $750 million in interest rate exchange agreements ("swaps") and $800 million in interest rate cap agreements ("caps"). These off-balance sheet interest rate risk management tools were being used to hedge interest-bearing liabilities which were eliminated in the financial restructuring. At the time they were terminated, they were having an adverse effect on net interest income. Terminating these positions reduced the cost of interest-bearing liabilities in 1996. The interest rate spread was 2.77% for the three months ended June 30, 1996, compared to 1.87% for the second quarter of 1995. Also, the net yield on interest-earning assets improved to 3.02% for the 1996 period from 2.14% during the 1995 period.

Net interest income for the six months ended June 30, 1996 was $190.9 million, a $36.8 million, or 23.8%, increase over the same period in 1995. This improvement was also primarily attributable to a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities was 5.00% for the six months ended June 30, 1996. This was 71 basis points less than the cost for the same period in 1995. The lower cost of interest-bearing liabilities caused interest expense to decrease by $39.3 million. This lower cost was also a result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the Merger as discussed in the previous paragraph. The reduction in the cost of interest-bearing liabilities was the primary reason the interest rate spread improved to 2.73% for the first six months of 1996 from 1.90% for the comparable period of 1995. Likewise, the net yield on interest-earning assets improved to 2.98% for the six months ended June 30, 1996 from 2.14% in the 1995 period.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                JUNE 30, 1996    DECEMBER 31, 1995
                                                -------------    -----------------
                                                      (DOLLARS IN THOUSANDS)
Weighted average yield:
  Loans and leases ...................                8.12%            8.26%
  Mortgage-backed securities .........                7.23             7.27
  Investment securities ..............                6.31             6.76
  Other interest-earning assets ......                6.74             5.86
  Total interest-earning assets ......                7.68             7.71

Weighted average cost(1):
  Deposits ...........................                4.39             4.61
  FHLB advances ......................                5.65             5.90
  Other borrowings ...................                6.00             6.08
  Total interest-bearing liabilities..                4.93             5.19

Interest rate spread .................                2.75             2.52

Net yield on interest-earning assets..                3.00             2.78

Interest-earning assets ..............         $13,504,554       13,059,533

- ---------------------------
(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.


OTHER INCOME (Figure 6)

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    -------------------------
                                                     1996            1995            1996           1995
                                                     ----            ----            ----           ----
                                                                     (DOLLARS IN THOUSANDS)

Loan servicing fees .............................  $ 2,763           2,089           5,022          4,590
Service fees and other charges:
  Retail deposit account service charges and fees    6,077           5,297          11,653         10,302
  Fees on insurance and annuity sales ...........    1,431             585           2,167          1,100
  Other branch service fees .....................      624             407           1,164            769
  Miscellaneous .................................      103              81             210            130
                                                    ------          ------          ------         ------
    Total .......................................    8,235           6,370          15,194         12,301
                                                    ------          ------          ------         ------
Leasing operations ..............................    1,719           1,645           3,507          3,357
Net gains (losses):
  Real estate ...................................       47             134             329            385
  Mortgage-backed securities ....................     (339)             23            (282)            23
  Investment securities .........................   (2,025)          2,074          (2,025)         3,387
  Loans .........................................      121             548             311            758
  Other .........................................       81             243             129            564
                                                    ------          ------          ------         ------
    Total .......................................   (2,115)          3,022          (1,538)         5,117
Other ...........................................      (37)            192             219            573
                                                    ------          ------          ------         ------
      Total .....................................  $10,565          13,318          22,404         25,938
                                                    ======          ======          ======         ======


OTHER INCOME


Other income (as seen in Figure 6 above) for the three months ended June 30, 1996 was $10.6 million compared to $13.3 million for the second quarter of 1995. This $2.8 million decrease was primarily due to losses on the sales of investment securities from the Company's available-for-sale portfolio in the second quarter of 1996 which were partially offset by increases in recurring fee income. The loss on the sale of investment securities was $2.0 million in the second quarter of 1996. The sales in the 1996 period were executed to reduce interest rate risk and purchase higher yielding investments. In the second quarter of 1995, the Company reported a net gain of $2.1 million on sales of investment securities. When comparing the two second quarter periods, the net effect of investment securities sales activity reduced other income by $4.1 million. That decrease was partially offset by a $2.6 million increase in recurring fee income: $1.9 million in service fees and other charges, $674,000 in loan servicing fees and $74,000 in leasing operations. The increase in fee income was primarily attributable to fees from checking accounts, fees on servicing loans for others, brokerage commissions earned by a subsidiary of the Bank, and penalties on payoffs of commercial real estate loans. Checking account fees increased as a result of an increase in the number of accounts open at June 30, 1996, compared to June 30, 1995. The reasons for the increase included introducing the programs in Michigan during the quarter, with no comparable activity in 1995, and the continuing sales effort in Ohio. Loan servicing fees increased due to the higher balance of loans serviced for others resulting from $330 million of mortgage loans that were sold, with servicing retained, as part of the fourth quarter 1995 financial restructuring. Brokerage commissions were higher in 1996 because brokerage services were only introduced in 1995 and have been expanded in 1996. The prepayment penalty related to an early payoff on a $12.5 million commercial real estate loan in 1996.

Other income for the six months ended June 30, 1996 was $22.4 million as compared to $25.9 million for the 1995 period. This $3.5 million decrease was also primarily due to losses on the sales of investment securities described in the preceding paragraph that were partially offset by increases in recurring fee income. In the comparable 1995 period, a gain of $3.4 million was recorded on sales of investment securities. As a result, investment securities activity accounted for a $5.4 million decrease in other income from the first half of 1995 to the first half of 1996. This decrease was partially offset by increases of $2.9 million in service fees and other charges, $432,000 in loan servicing fees and $150,000 in leasing operations. The primary reasons for these increases were the same as explained in the previous paragraph concerning the quarter-to-quarter comparisons.


ADMINISTRATIVE EXPENSES (Figure 7)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------   -------------------------
                                                            1996           1995            1996          1995
                                                            ----           ----            ----          ----
                                                                          (DOLLARS IN THOUSANDS)

Compensation and employee benefits ...................   $ 22,613         21,223          44,650        44,166
Net occupancy and equipment ..........................      6,380          5,950          12,784        12,229
Federal deposit insurance premiums ...................      4,094          4,211           8,083         8,422
State taxes ..........................................      1,852          1,511           3,966         3,106
Amortization of goodwill .............................        190            188             379           384
Other administrative expenses ........................     10,935          9,736          20,785        19,723
                                                         --------         ------          ------        ------
  Total ..............................................   $ 46,064         42,819          90,647        88,030
                                                         ========         ======          ======        ======
Number of full-time equivalent employees
 at end of period ....................................      2,499          2,442           2,499         2,442
Net interest income to administrative expenses .......     214.72%        179.58%         210.61%       175.11%
Administrative expenses to average assets (annualized)       1.36%          1.15%           1.37%         1.18%
Efficiency ratio .....................................      41.11%         48.89%          42.01%        50.09%

ADMINISTRATIVE EXPENSES

As shown in Figure 7, administrative expenses for the second quarter of 1996 were $46.1 million, compared to $42.8 million in the second quarter of 1995. This increase of $3.2 million was primarily attributable to increased lending activities and merger-related conversion expenses. Overall, administrative expenses remained at favorable levels as illustrated by the 41.1% efficiency ratio for the second quarter of 1996, compared to 48.9% for the same period in 1995. Compensation and employee benefits expenses increased by $1.4 million due to increased lending support functions, and the introduction of Charter One's retail products into the Michigan market. The other administrative expenses increased as a result of operational conversion expenses related to telephone lines, office supplies and stationery, ATM fees and business travel expenses.

Other administrative expenses for the six months ended June 30, 1996 were $90.6 million, compared to $88.0 million in the 1995 period. This $2.6 million increase was also primarily attributable to increased lending activities and mergerrelated conversion expenses together with an increase in state tax expense. ATM fees, office supplies and stationery expenses were the primary reasons other administrative expenses were $1.1 million higher in the 1996 period. State taxes were $860,000 higher in 1996 than the first six months of 1995 due to higher assessment bases. The state of Ohio tax is based upon net worth and the Michigan tax is based upon gross revenues. Both of these assessment bases were higher when calculating the 1996 tax expense. Despite the increase in administrative expenses, the Company's efficiency ratio for the six months ended June 30, 1996 improved to 42.0% from 50.1% for the first six months of 1995. This efficiency ratio is among the best in the financial services industry.


FEDERAL INCOME TAXES

The provision for federal income taxes for the first half and second quarter of 1996 increased by $9.7 million and $4.9 million, respectively, over the 1995 periods due to higher pre-tax income for the 1996 periods. The effective tax rates were comparable at 33.9% and 33.7% for the first half and second quarter of 1996 and 34.1% for the first half and second quarter of 1995.


FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at June 30, 1996 and December 31, 1995.

FINANCIAL CONDITION (Figure 8)

                                          JUNE 30, 1996                DECEMBER 31, 1995
                                        ------------------             ------------------
                                                    PERCENT                       PERCENT
                                                      OF                            OF
                                          AMOUNT     TOTAL               AMOUNT    TOTAL
                                        ----------   -----             ----------   -----
                                                        (DOLLARS IN THOUSANDS)

Assets:
  Cash and cash equivalents .........  $   248,298     1.8%           $   658,371     4.9%
  Investment securities .............      340,653     2.4                407,427     3.0
  Mortgage-backed securities ........    5,620,088    40.3              5,314,749    39.1
  Loans and leases, net .............    7,201,810    51.6              6,678,600    49.2
  Other assets ......................      540,997     3.9                519,712     3.8
                                       -----------   -----            -----------   -----
    Total ...........................  $13,951,846   100.0%           $13,578,859   100.0%
                                       ===========   =====            ===========   =====

Liabilities and shareholders' equity:
  Deposits ..........................  $ 7,817,126    56.0%           $ 7,012,491    51.7%
  Borrowings ........................    4,998,961    35.8              5,461,684    40.2
  Other liabilities .................      201,281     1.5                260,286     1.9
  Shareholders' equity ..............      934,478     6.7                844,398     6.2
                                       -----------   -----            -----------   -----
    Total ...........................  $13,951,846   100.0%           $13,578,859   100.0%
                                       ===========   =====            ===========   =====


OVERVIEW


At June 30, 1996, total assets were $14.0 billion which was $373.0 million, or 2.7%, higher than at December 31, 1995. This growth was primarily in the loan and lease portfolio as that portfolio grew by $527.6 million, or 7.9%, during the first six months of 1996. The growth in the loan and lease portfolio was primarily due to record levels of loan originations (see Figure 10). Mortgage-backed securities stood at $5.6 billion at June 30, 1996 which was $305.3 million, or 5.7%, higher than at December 31, 1995. This growth was primarily due to a $510.4 million exchange of loans for Federal National Mortgage Association ("FNMA") participation certificates in June. Those FNMA participation certificates were committed to be sold as of June 30, 1996 with settlement in July. A loss on sale of $289,000 was recorded in June 1996 on this transaction.

Total deposits were $7.8 billion at June 30, 1996 which was $804.6 million, or 11.5%, higher than at December 31, 1995. The primary reason for this deposit growth was the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan Area as of the close of business on June 28, 1996. The deposits acquired in this acquisition totaled $796.7 million. Four First Nationwide offices directly overlapped existing Michigan branch offices so they were consolidated into existing branch facilities. Borrowings declined by $462.7 million, or 8.5%, as a portion of the deposits obtained in the First Nationwide acquisition were used to pay down higher cost borrowings.

LOANS AND LEASES


COMPOSITION OF LOANS AND LEASES (Figure 9)

                                  JUNE 30, 1996             DECEMBER 31, 1995
                              ----------------------       ----------------------
                                             PERCENT                      PERCENT
                                                OF                           OF
                                AMOUNT        TOTAL          AMOUNT        TOTAL
                              ---------       -----        ---------       -----
                                              (DOLLARS IN THOUSANDS)
Real estate:
  One-to-four family ......  $5,351,072        74.3%      $5,140,857        77.0%
  Multifamily .............     323,107         4.5          359,056         5.4
  Commercial ..............     397,188         5.5          368,372         5.5
  Construction ............     230,253         3.2          182,863         2.7
                             ----------       -----       ----------       -----
    Total real estate .....   6,301,620        87.5        6,051,148        90.6
Consumer ..................     809,962        11.3          594,609         8.9
Leases ....................     183,160         2.5          131,352         2.0
Business ..................      89,733         1.2           65,747         1.0
                             ----------       -----       ----------       -----
    Total loans and leases    7,384,475       102.5        6,842,856       102.5
Less net items ............     182,665         2.5          168,596         2.5
                             ----------       -----       ---------       -----
      Loans and leases, net  $7,201,810       100.0%      $6,674,260       100.0%
                             ==========       =====       ==========       =====


The loan and lease portfolio has increased $527.6 million, or 7.9%, since December 31, 1995, with growth concentrated in the mortgage and consumer loan portfolio. Real estate mortgage loans grew by $250.5 million, or 4.1%, and the consumer loan portfolio grew by $215.4 million, or 36.2%, in the first six months of 1996 (see Figure 10). One-to-four family loans led the mortgage loan growth and closed-end loans secured by real estate was the primary leader of the consumer loan growth. The expansion into the Michigan market of Charter One's loan product line has been well received as the Michigan Division accounted for approximately 37% of the one-to-four family loan origination volume and 24% of the consumer loan origination volume. The growth in the one-to-four family loan portfolio was achieved despite a $510.4 million exchange of mortgage loans for FNMA participation certificates in June 1996.

Loan and lease originations and repayments for the 1996 periods increased over the comparable periods in 1995 due, in part, to increases in loan refinance activity as customers responded to the favorable interest rate environment in 1996. The annualized level of principal repayments as a percent of the average portfolio in the first and second quarters of 1996 was 25% and 29%, respectively. This compared to 18% in both the first and second quarters of 1995. Although refinance activity was higher early in 1996 than it had been in 1995, it appears the level is declining mid-year. At March 31, 1996, 43% of the single-family loan pipeline was attributable to refinance activity while at June 30, 1996, the level had declined to 18%.

LOAN AND LEASE ACTIVITY (Figure 10)

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------        -------------------------
                                                       1996               1995           1996              1995
                                                       ----               ----           ----              ----
                                                                        (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family........................    $   784,231          186,842      1,326,599           290,750
      Multifamily...............................          4,570            9,411         20,072            15,803
      Commercial................................         37,940           17,337         46,114            20,654
                                                     ----------         --------      ---------          --------
        Total permanent.........................        826,741          213,590      1,392,785           327,207
                                                     ----------         --------      ---------          --------
    Construction:
      One-to-four family........................        125,082           45,516        172,403            75,860
      Multifamily...............................            150            1,525            150             3,031
      Commercial................................          6,200              280          7,200             4,872
                                                     ----------         --------      ---------          --------
        Total construction......................        131,432           47,321        179,753            83,763
                                                     ----------         --------      ---------          --------
          Total real estate loans originated....        958,173          260,911      1,572,538           410,970
                                                     ----------         --------      ---------          --------
  Consumer line of credit draws.................         43,276           39,076         82,859            68,523
  Consumer......................................        158,831           40,624        259,922            55,596
  Business line of credit draws.................         18,202            8,775         36,399            16,647
  Business......................................         16,706            4,597         23,310             7,820
  Leases(1).....................................         37,229            7,753         69,475            29,632
                                                     ----------         --------      ---------          --------
          Total loans and leases originated.....      1,232,417          361,736      2,044,503           589,188
                                                     ----------         --------      ---------          --------
Purchases:
  Loans.........................................              -                -              -                 -
  Leases(1).....................................              -                -              -            76,912
                                                     ----------         --------      ---------          --------
        Total purchases.........................              -                -              -            76,912
                                                     ----------         --------      ---------          --------
Sales and principal reductions:
  Loans sold....................................          3,299           28,907         17,467            43,104
  Loans exchanged for MBS.......................        510,435                -        510,435                 -
  Principal reductions..........................        540,718          295,154        974,982           568,081
                                                     ----------         --------      ---------          --------
        Total sales and principal reductions....      1,054,452          324,061      1,502,884           611,185
                                                     ----------         --------      ---------          --------
          Increase before net items.............    $   177,965           37,675        541,619            54,915
                                                     ==========         ========      =========          ========

- -----------------------

(1) Not included herein are $2.1 and $4.2 million in operating leases originated during the three months ended June 30, 1996 and 1995, respectively, and $4.1 million and $17.3 million for the six months ended June 30, 1996 and 1995.
(2) Not included herein are $29.0 million in operating leases purchased in the acquisition of ICX Corporation which occurred in the first quarter of 1995.


INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both June 30, 1996 and December 31, 1995. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)

                                                                                 JUNE 30, 1996  DECEMBER 31, 1995
                                                                                 -------------  -----------------
                                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury and agency securities.............................................   $ 320,800            377,232
Corporate notes and commercial paper............................................      17,397             30,033
Other...........................................................................       2,456                162
                                                                                    --------           --------
  Total.........................................................................   $ 340,653            407,427
                                                                                    ========           ========
  Weighted average rate.........................................................        6.31%              6.76%
                                                                                    ========           ========


At June 30, 1996, $162.5 million (with a yield of 6.07%) of the above agency securities were committed to be sold with a pretax loss of $2.0 million recorded in the three months ended June 30, 1996. On June 28, 1996, the Company entered into a commitment to purchase $175.0 million of agency securities (with a yield of 7.14%) for settlement on July 16, 1996 was entered into on June 28, 1996. These transactions were executed to reduce interest rate risk and obtain higher yielding investments securities.
                                       16

MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at June 30, 1996 and December 31, 1995. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)


                                                                                 JUNE 30, 1996  DECEMBER 31, 1995
                                                                                 -------------  -----------------
                                                                                       (DOLLARS IN THOUSANDS)
MBS available for sale:
  Participation certificates:
    Government agency issues..................................................   $   523,243            347,539
    Private issues............................................................            15                116
  Collateralized mortgage obligations:
    Government agency issues..................................................         1,946            619,104
    Private issues............................................................         7,096            468,830
                                                                                  ----------         ----------
      Total MBS available for sale............................................   $   532,300          1,435,589
                                                                                  ----------         ----------
MBS held to maturity:
  Participation certificates:
    Government agency issues..................................................   $ 2,360,834          2,662,782
    Private issues............................................................       434,616            498,631
  Collateralized mortgage obligations:
    Government agency issues..................................................       865,144            263,721
    Private issues............................................................     1,427,194            454,026
                                                                                  ----------         ----------
      Total MBS held to maturity..............................................   $ 5,087,788          3,879,160
                                                                                  ----------         ----------
        Total MBS.............................................................   $ 5,620,088          5,314,749
                                                                                  ==========         ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)


                                                         JUNE 30, 1996                    DECEMBER 31, 1995
                                                   ---------------------------       --------------------------
                                                      BOOK          AVERAGE             BOOK          AVERAGE
                                                      VALUE           RATE              VALUE           RATE
                                                   -----------    ------------       ----------    ------------
                                                                    (DOLLARS IN THOUSANDS)
MBS available for sale:
  Adjustable rate:
    Collateralized mortgage obligations.........  $      7,029        7.40%         $ 1,085,208         7.23%
  Fixed rate:
    Participation certificates..................       523,258        7.36              347,655         6.23
    Collateralized mortgage obligations.........         2,013        5.28                2,726         5.30
                                                   -----------                       ----------
      Total fixed rate..........................       525,271        7.35              350,381         6.22
                                                   -----------                       ----------
        Total MBS available for sale............       532,300        7.35            1,435,589         6.98
                                                   -----------                       ----------
MBS held to maturity:
  Adjustable rate:
    Participation certificates..................     1,111,099        7.18            1,279,124         7.08
    Collateralized mortgage obligations.........     1,404,816        6.85              357,816         7.48
                                                   -----------                       ----------
      Total adjustable rate.....................     2,515,915        6.99            1,636,940         7.17
                                                   -----------                       ----------
  Fixed rate:
    Participation certificates..................     1,684,351        7.59            1,882,289         7.56
    Collateralized mortgage obligations.........       887,522        7.17              359,931         7.32
                                                   -----------                       ----------
      Total fixed rate..........................     2,571,873        7.44            2,242,220         7.52
                                                   -----------                       ----------
        Total MBS held to maturity..............     5,087,788        7.22            3,879,160         7.37
                                                   -----------                       ----------
          Total MBS.............................  $  5,620,088        7.23%         $ 5,314,749         7.27%
                                                   ===========                       ==========


As previously disclosed, on December 31, 1995 management chose to reclassify $1.1 billion of MBS from the held to maturity portfolio to available for sale in accordance with the FASB special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." It was also disclosed that, after a sufficient period of market value risk, management intended to reclassify these same securities back to the held to maturity portfolio. This reclassification occurred on January 31, 1996, and resulted in a $42.2 million after-tax increase in shareholders' equity. During the first half of 1996, $326.1 million of available for sale securities were sold for total proceeds of $324.0 million, all at the beginning of the year. The loss of $2.2 million was recorded at the trade date in December 1995. Purchases of mortgage-backed securities during the first half of 1996 totaled $567.1 million and were primarily medium-term, fixed-rate collateralized mortgage obligations.

At June 30, 1996, the Bank had a commitment to sell $510.4 million of the FNMA fixed-rate participation certificates included above. These participation certificates were made up of seasoned 15- to 30-year fixed-rate mortgage loans originated by the Bank and swapped to FNMA for participation certificates in June 1996. The sale resulted in a $289,000 net loss and recognition of $2.7 million of originated mortgage servicing rights, both of which were recorded in June 1996. Recognition of the servicing rights was in accordance with Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" which Charter One adopted as of January 1, 1996.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)


                                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           -------------------------       ------------------------
                                                              1996          1995            1996           1995
                                                              ----          ----            ----           ----
                                                                           (DOLLARS IN THOUSANDS)

Balance, beginning of period..........................     $  65,218        64,519          64,436         64,838
Provision for loan and lease losses...................         1,000           258           2,000            516
Other.................................................             -             -               -            176
Loans and leases charged off:
  Mortgage............................................          (946)         (200)           (980)          (813)
  Consumer............................................          (102)         (360)           (417)          (732)
  Leases..............................................             -             -               -              -
  Business............................................             -             -              (1)             -
                                                           ---------       -------         -------       --------
    Total charge-offs.................................        (1,048)         (560)         (1,398)        (1,545)
                                                           ---------       -------         -------       --------
Recoveries:
  Mortgage............................................            48           129              92            350
  Consumer............................................            50            15             138             26
  Leases..............................................             -             -               -              -
  Business............................................             -            44               -             44
                                                           ---------       -------         -------       --------
    Total recoveries..................................            98           188             230            420
                                                           ---------       -------         -------       --------
      Net loan and lease charge-offs..................          (950)         (372)         (1,168)        (1,125)
                                                           ---------       -------         -------       --------
Balance, end of period................................     $  65,268        64,405          65,268         64,405
                                                           =========       =======         =======       ========

Net charge-offs to average loans and leases                      .05%          .02%            .03%           .03%


ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)


                                                                                JUNE 30, 1996      DECEMBER 31, 1995
                                                                                ------------       ----------------
                                                                                    (DOLLARS IN THOUSANDS)

Mortgage......................................................................   $ 52,386              51,607
Consumer......................................................................      7,056               7,214
Leases........................................................................        854                 732
Business......................................................................      4,972               4,883
                                                                                ---------          ----------
  Total.......................................................................   $ 65,268              64,436
                                                                                =========          ==========

Percent of loans and leases to ending loans and leases:
  Mortgage....................................................................       85.1 %              88.3%
  Consumer....................................................................       11.2                 8.8
  Leases......................................................................        1.2                  .9
  Business....................................................................        2.5                 2.0
                                                                                ---------          ----------
    Total.....................................................................      100.0 %             100.0%
                                                                                =========          ==========


The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .90% at June 30, 1996, down slightly from .96% at December 31, 1995, reflecting second quarter loan growth. Credit quality remained high, with nonperforming assets at only .38% of total assets at June 30, 1996. Net charge-offs totaled $950,000 and $1.2 million (including $874,000 related to one commercial real estate loan) for the three and six months ended June 30, 1996, respectively. Net charge-offs for the comparable periods of 1995 were $372,000 and $1.1 million.

Management believes that the allowance for loan and lease losses has been established in accordance with generally accepted accounting principles based on the best information available. However, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Ohio or Michigan real estate markets could result in an increased level of nonperforming assets and charge-offs, significant provisions for loan and lease losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At June 30, 1996, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.


NONPERFORMING ASSETS (Figure 16)


                                                                                JUNE 30, 1996     DECEMBER 31, 1995
                                                                                -------------     -----------------
                                                                                      (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family.......................................................   $  8,891              15,145
      Multifamily and commercial...............................................      5,749               3,014
      Construction and land....................................................      1,106               1,463
                                                                                   -------             -------
        Total mortgage loans...................................................     15,746              19,622
    Consumer...................................................................        320               1,525
    Lease financings...........................................................          -                  27
    Business...................................................................         17                   -
                                                                                   -------             -------
        Total nonaccrual loans and leases......................................     16,083              21,174
                                                                                   -------             -------
Accruing loans and leases delinquent more than 90 days:
  Mortgage loans:
    One-to-four family.........................................................      6,014               2,002
    Multifamily and commercial.................................................        154                 893
    Construction and land......................................................          -                   -
                                                                                   -------             -------
      Total mortgage loans.....................................................      6,168               2,895
  Consumer.....................................................................        487                 147
  Lease financings.............................................................        123                   -
  Business.....................................................................          -                   -
                                                                                   -------             -------
      Total accruing 90-day delinquent loans and leases........................      6,778               3,042
                                                                                   -------             -------
Restructured real estate loans.................................................     20,941              18,835
                                                                                   -------             -------
      Total nonperforming loans and leases.....................................     43,802              43,051
Real estate acquired through foreclosure and other.............................      9,372              11,650
                                                                                   -------             -------
      Total nonperforming assets...............................................   $ 53,174              54,701
                                                                                   =======             =======
Ratio of:
  Nonperforming loans and leases to total loans and leases.....................        .61 %               .65%
  Nonperforming assets to total assets.........................................        .38                 .40
  Allowance for loan and lease losses to:
    Nonperforming loans and leases.............................................     149.01              149.67
    Total loans and leases before allowance....................................        .90                 .96


Nonperforming assets at June 30, 1996 totaled $53.2 million, down slightly from December 31, 1995. The ratios of nonperforming loans and leases to total loans and leases declined at June 30, 1996 from December 31, 1995.

At June 30, 1996, there were $30.0 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total is a $12.3 million loan on apartment buildings and $7.3 million loan on a hotel property in Illinois. The current cash flow of the hotel property is sufficient to meet current debt service requirements. The apartment building has experienced past cash flow shortfalls, but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At June 30, 1996, 61% of interest-bearing liabilities were in the form of deposits and 39% were in borrowings compared with 56% and 44% for deposits and borrowings, respectively, at December 31, 1995.

DEPOSITS

Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank reprices its deposits primarily based on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent early withdrawal penalties on its certificates of deposit. Consumer and commercial deposits are attracted principally within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 17)


                                              JUNE 30, 1996                            DECEMBER 31, 1995
                                   ------------------------------------       ------------------------------------
                                                   WEIGHTED     PERCENT                       WEIGHTED     PERCENT
                                                    AVERAGE       OF                           AVERAGE       OF
                                     AMOUNT          RATE        TOTAL          AMOUNT          RATE        TOTAL
                                     ------        ---------    -------         ------        ---------    -------
                                                               (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing.............   $   554,768        1.86%        7.1%       $   513,933         1.98%        7.3%
  Noninterest-bearing..........       323,987           -         4.1            220,029            -         3.2
Savings accounts...............       939,059        2.42        12.0          1,007,178         2.41        14.4
Money market accounts..........     1,131,047        3.21        14.5            829,087         3.19        11.8
Certificates of deposit........     4,865,283        5.78        62.3          4,438,831         5.97        63.3
                                   ----------                   -----         ----------                   ------
    Deposits...................     7,814,144        4.49       100.0          7,009,058         4.65       100.0
                                                                =====                                      ======
Plus unamortized premium
 on deposits purchased.........         2,982                                      3,433
                                   ----------                                 ----------
    Deposits, net..............   $ 7,817,126                                $ 7,012,491
                                   ==========                                 ==========
Weighted average cost
 including the annualized
 effect of applicable swaps,
 floors, and amortization
 of deferred gains on
 terminated swaps..............                      4.39%                                       4.61%
                                                     ====                                       =====


Total deposits were $7.8 billion at June 30, 1996 which was $804.6 million, or 11.5%, higher than at December 31, 1995. The primary reason for this deposit growth was the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan Area as of the close of business on June 28, 1996. The deposits acquired in this acquisition totaled $796.7 million. Four First Nationwide offices directly overlapped existing Michigan branch offices so they were consolidated into existing branch facilities. The cost of the First Nationwide deposits was 4.30% which contributed to the overall decline in the cost of deposits to 4.39% at June 30, 1996 from 4.61% at December 31, 1995.


BORROWINGS

At June 30, 1996, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $5.3 billion in real estate loans and $2.2 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)


                                                          JUNE 30, 1996                 DECEMBER 31, 1995
                                                    -------------------------       -------------------------
                                                                    WEIGHTED                        WEIGHTED
                                                                     AVERAGE                         AVERAGE
                                                      AMOUNT          RATE            AMOUNT          RATE
                                                    ----------      ---------       ----------      ---------
                                                                     (DOLLARS IN THOUSANDS)
Fixed-rate advances..............................   $ 1,505,091       5.78%        $ 1,310,122        5.78%
Variable-rate advances...........................     1,762,000       5.54           1,853,000        5.87
                                                      ---------                      ---------
  Advances.......................................     3,267,091       5.65           3,163,122        5.84
Unamortized premium..............................            12                             22
                                                      ---------                      ---------
  Total advances, net............................   $ 3,267,103                    $ 3,163,144
                                                      =========                      =========
Weighted average cost including the annualized
effect of applicable caps and amortization of
deffered gains on terminated swaps..............                      5.65%                           5.90%
                                                                      ====                            ====



The variable-rate advances reprice based upon LIBOR at one- to six-month intervals, and included $145 million with a 6.00% LIBOR cap, and $573 million which are callable, at par, by the FHLB.

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

REVERSE REPURCHASE AGREEMENTS (Figure 19)


                                                                 JUNE 30, 1996               DECEMBER 31, 1995
                                                           -------------------------      ------------------------
                                                                         WEIGHTED                       WEIGHTED
                                                                          AVERAGE                       AVERAGE
                                                             AMOUNT        RATE             AMOUNT        RATE
                                                           ----------    -------         ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Short term...........................................     $    106,079       5.57        $   848,033       5.86
Long term:
  Fixed rate.........................................          745,000       5.04            575,000       5.28
  Variable rate......................................          669,999       5.77            666,487       6.01
                                                           -----------                    ----------
Weighted average cost including
 amortization of fees................................     $  1,521,078       5.40%       $ 2,089,520       5.80%
                                                           ===========                    ==========
Weighted average cost including the annualized
 effect of amortization of deferred gains
 on terminated swaps.................................                        5.31%                         5.68%
                                                                            =====                          ====


Each long-term, variable-rate reverse repurchase agreement also contains an interest rate cap provision based upon a three-month LIBOR of 6.00%. Long-term, fixed-rate agreements include $75 million maturing in 1996 which are callable, at par, and $200 million maturing in 1998 which are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning June 1997 and quarterly thereafter.


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


INTEREST RATE SWAPS (Figure 20)


                                                JUNE 30, 1996                           DECEMBER 31, 1995
                                      ----------------------------------      -------------------------------------
                                      NOTIONAL   RECEIVING      PAYING         NOTIONAL     RECEIVING     PAYING
                                      PRINCIPAL  INTEREST      INTEREST       PRINCIPAL     INTEREST     INTEREST
                                       AMOUNT      RATE          RATE           AMOUNT        RATE         RATE
                                      --------   ---------    ----------      ----------    ---------   -----------
                                                                (DOLLARS IN THOUSANDS)

Fixed payment and variable
 receipt maturing in 1999.......     $ 100,000     5.5%(a)     10.09%        $ 100,000      6.02%(a)     10.09%
                                      ========   =====        ======          ========      ====        ======

Variable payment and fixed receipt:
  Maturing in:
    1997........................     $  20,000    6.08%         5.55%        $  45,000      6.30%         5.63%
    1998........................        65,000    6.27          5.52                 -         -             -
    2000........................       110,000    7.08          5.47           110,000      7.08          5.63
    2001........................        70,000    7.13          5.52                 -         -             -
                                      --------   -----        ------          --------      ----        ------
      Total                          $ 265,000    6.82%         5.50%(a)     $ 155,000      6.86%         5.63%(a)
                                      ========   =====        ======          ========      ====        ======
- -----------------------

(a)   Rates are based upon LIBOR.


The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of both fixed and variable interest. At June 30, 1996, the notional principal amount outstanding was $29.9 million with a weighted average receipt rate of 15.72% and payment rate of 5.59%. At December 31, 1995, the outstanding principal was $24.2 million with receipt and payment rates of 14.28% and 5.85%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At June 30, 1996, interest received of 5.30% was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $567,000 at June 30, 1996.

The Company has entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities (Figure 21). These stand-alone agreements supplement the cap provisions which have been incorporated into some of the Company's borrowings. The agreements provide for receipt of interest when three-month LIBOR exceeds an agreed upon base rate. The Company receives a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. The agreements reprice quarterly. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $1.3 million at June 30, 1996.

INTEREST RATE CAPS (Figure 21)


                                           JUNE 30, 1996                            DECEMBER 31, 1995
                              ----------------------------------------  ------------------------------------------
                                                                 PER                                         PER
                               NOTIONAL              INTEREST   ANNUM    NOTIONAL              INTEREST     ANNUM
                              PRINCIPAL      BASE      RATE    COST OF  PRINCIPAL      BASE      RATE      COST OF
       MATURING IN              AMOUNT       RATE    RECEIVED    FEE      AMOUNT       RATE    RECEIVED      FEE
       ------------           ----------    ------   --------  -------  ----------    -------  --------   --------
                                                            (DOLLARS IN THOUSANDS)

1996......................     $       -       -%       -%       -%      $ 200,000     6.00%         -%     .21%
1997......................       650,000    6.00        -      .30         650,000     6.00          -      .30
                                --------    ----     ----      ---        --------     ----      -----      ---
    Total.................     $ 650,000    6.00%       -%     .30%      $ 850,000     6.00%         -%     .28%
                                ========    ====     ====      ===        ========     ====      =====      ===

The cost of interesrte exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 22)

                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED DECEMBER 31,
                                                ---------------------------     -----------------------------
                                                    1996          1995             1996             1995
                                                    ----          ----             ----             ----
                                                                 (DOLLARS IN THOUSANDS)

Interest expense:
  Deposits...........................            $(2,353)        4,955            (3,269)          10,838
  FHLB advances......................                420           253               919              496
  Reverse repurchase agreements......               (537)        9,170            (1,173)          20,668
                                                  ------         -----             -----           ------
    Total............................            $(2,470)       14,378            (3,523)          32,002
                                                  ======        ======             =====           ======

LIQUIDITY

The Bank's principal sources of funds are deposits, FHLB advances, reverse repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At June 30, 1996, the Bank's one-year gap was a negative 5.00%.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended June 30, 1996 was 5.97%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan and lease demand, (ii) projected security maturities, (iii) expected deposit flows, (iv) yields available on short-term investments, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, interest-bearing deposits and short-term agency and corporate debt securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At June 30, 1996, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $546.9 million, unfunded lines of consumer credit totaling $380.0 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $83.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $3.6 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At June 30, 1996, the Bank had $1.1 billion of advances from the FHLB and $250.0 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity.


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

Quantitative measures established by the regulators to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible, core and total risk-based capital. Prompt Corrective Action regulations require specific supervisory actions as capital levels decrease. To be considered adequately capitalized under the regulatory framework for Prompt Corrective Action, the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios as set forth in Figure 23 below. The Bank's actual capital and ratios are also presented in Figure 23.

REGULATORY CAPITAL (Figure 23)

                                                                                JUNE 30, 1996
                                                            ------------------------------------------------------
                                                                ACTUAL CAPITAL                REQUIRED CAPITAL
                                                            -----------------------       ------------------------
                                                             AMOUNT        RATIO           AMOUNT        RATIO
                                                             ------        -----           ------        -----
                                                                          (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital......................................   $ 794,247         5.80%       $ 205,454         1.50%
  Core capital..........................................     794,247         5.80          410,908         3.00
  Risk-based capital....................................     849,863        12.78          531,818         8.00
Prompt corrective action:
  Tier 1 leverage capital...............................     794,247         5.80          547,878         4.00
  Tier 1 risk-based capital.............................     794,247        11.95          265,909         4.00
  Total risk-based capital..............................     849,863        12.78          531,818         8.00


                                                                              DECEMBER 31, 1995
                                                            ------------------------------------------------------
                                                                ACTUAL CAPITAL                REQUIRED CAPITAL
                                                            -----------------------       ------------------------
                                                             AMOUNT        RATIO           AMOUNT        RATIO
                                                             ------        -----           ------        -----
                                                                          (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital......................................   $ 822,670         6.11%       $ 202,027         1.50%

  Core capital..........................................     822,670         6.11          404,053         3.00
  Risk-based capital....................................     875,176        14.29          489,835         8.00
Prompt corrective action:
  Tier 1 leverage capital...............................     822,670         6.11          538,738         4.00
  Tier 1 risk-based capital.............................     822,670        13.44          244,917         4.00
  Total risk-based capital..............................     875,176        14.29          489,835         8.00


Management believes that as of June 30, 1996, the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.


QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 24)

                                                    2ND QUARTER 1ST QUARTER  4TH QUARTER 3RD QUARTER  2ND QUARTER
                                                       1996        1996         1995        1995          1995
                                                    ----------- -----------  ----------- -----------  ------------

Market price of common stock:
  High.............................................  $  38.00       35.25       33.38        30.75        27.00
  Low..............................................     30.81       28.50       28.13        24.38        20.00
  Close............................................     34.88       33.75       30.63        29.50        24.50

Dividends declared and paid........................       .23         .20         .20          .19          .19

During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of June 30, 1996, all of the shares had been repurchased under this authorization.

On May 15, 1996, the Board of Directors of the Company authorized management to repurchase 5% of the Company's outstanding common stock in an additional buyback program. As of that date, the Company had 45,099,654 common shares outstanding.

                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

DIVIDEND

On July 24, 1996, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 23 cents per common share. The dividend will be payable on August 19, 1996 to shareholders of record as of August 7, 1996.

In addition, the Board approved a 5% stock dividend which will be distributed September 30, 1996, to shareholders of record on September 13, 1996. It is the Board's intention, subject to ongoing review of the Company's operating results and prospects, to maintain the quarterly cash dividend at no less than $.23 per share subsequent to the distribution of the stock dividend. If maintained at that level, this would represent an increase of 5% in the cash dividend paid to common shareholders.


RECENT DEVELOPMENTS

The deposits of savings associations such as Charter One Bank are presently insured by the Savings Association Insurance Fund ("SAIF"), which along with the Bank Insurance Fund ("BIF"), comprise the two insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). Financial institutions which are members of the BIF have an insurance premium schedule which ranges from 0% to .27% (with a $2,000 minimum annual assessment) of insured deposits as compared to the current range of .23% to .31% of insured deposits for members of SAIF. Therefore, well-capitalized and healthy BIF members pay a significantly lower premium than comparable SAIF-insured institutions such as Charter One Bank. The disparity is due to the BIF having reached its statutory reserve ratio of 1.25% of insured deposits, while the SAIF is not anticipated to reach that statutory reserve level until 2002, absent a substantial increase in the premium rate or the imposition of special assessments or other significant developments, such as the merger of the SAIF and BIF. As a result of this disparity, management believes SAIF members have been placed at a competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

Various segments of the United States Government have attempted to address the insurance premium disparity through proposed legislation that has ranged from recapitalizing the SAIF through a special assessment to merging the SAIF and BIF and eliminating the thrift charter. Although a special assessment would reduce the Bank's regulatory capital, it would not likely jeopardize its well-capitalized status. Additionally, the reduced premium rate that is expected to result would reduce administrative costs going forward. Finally, management does not believe a SAIF/BIF combination or elimination of the thrift charter (as currently proposed) would have a significant impact on future operations of the Bank. No assurances can be given as to the likelihood that any of the proposed legislation will become law.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

                 Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Selected Monthly Financial Highlights

            (b)  REPORTS ON FORM 8-K

                 The Company filed a report on Form 8-K dated May 15, 1996 disclosing the commencement of an open-market stock repurchase program to purchase up to 5% of the shares of Registrant's outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHARTER ONE FINANCIAL, INC.




Date:   August 14, 1996                 /s/ Robert J. Vana
                                        ------------------
                                        Robert J. Vana
                                        Chief Corporate Counsel and Secretary





Date:   August 14, 1996                 /s/ Richard W. Neu
                                        ------------------
                                        Richard W. Neu
                                        Senior Vice President and Treasurer