Form 10-Q
period 1996-09-30
CHARTER ONE FINANCIAL INC
filed 1996-11-14
CIK 819692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Yes X  No
   ----  ----

     The number of shares outstanding of the registrant's sole class of common stock as of November 11, 1996 was 46,605,804.

                                                 TABLE OF CONTENTS
  ITEM
 NUMBER                                                                              PAGE
--------                                                                             ----
                                          PART I - FINANCIAL INFORMATION
  1.    Financial Statements

          Consolidated Statements of Financial Condition --
           September 30, 1996 and December 31, 1995....................................  1

          Consolidated Statements of Income --
           Three and nine months ended September 30, 1996 and 1995.....................  2

          Consolidated Statement of Changes in Shareholders' Equity --
           Nine months ended September 30, 1996........................................  3

          Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1996 and 1995...............................  4

          Notes to Consolidated Financial Statements...................................  5

  2.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................................  7


                           PART II - OTHER INFORMATION


  5.    Other Information.............................................................. 27

  6.    Exhibits and Reports on Form 8-K............................................... 27


Signatures............................................................................. 28



                                                         I

                          PART I - FINANCIAL CONDITION

ITEM 1.     FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                            SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                                            ------------------  -------------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
Cash and deposits with banks .............................................      $    125,441           163,123
Federal funds sold and other .............................................           165,237           495,248
                                                                                ------------       -----------
      Total cash and cash equivalents ....................................           290,678           658,371
Investment securities available for sale, at fair value ..................           330,485           407,427
Mortgage-backed securities:
  Available for sale, at fair value ......................................            25,466         1,435,589
  Held to maturity (fair value of $4,912,110 and $3,961,326) .............         4,912,793         3,879,160
Loans held for sale ......................................................              --               4,340
Loans and leases, net ....................................................         7,711,209         6,674,260
FHLB stock ...............................................................           199,082           178,136
Premises and equipment ...................................................           107,133            96,581
Accrued interest receivable ..............................................            77,444            73,683
Equipment on operating leases ............................................            24,516            32,755
Real estate owned ........................................................            12,451            11,991
Goodwill .................................................................            65,879            10,602
Other assets .............................................................            68,949           115,964
                                                                                ------------       -----------
        Total assets .....................................................      $ 13,826,085        13,578,859
                                                                                ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Checking accounts ......................................................      $    822,676           733,962
  Money market accounts ..................................................         1,254,041           829,087
  Savings accounts .......................................................           894,479         1,007,178
  Certificates of deposit ................................................         4,777,096         4,442,264
                                                                                ------------       -----------
      Total deposits .....................................................         7,748,292         7,012,491
FHLB advances ............................................................         3,193,721         3,163,144
Reverse repurchase agreements ............................................         1,539,564         2,089,520
Other borrowings .........................................................           208,386           209,020
Advance payments by borrowers for taxes and insurance ....................            38,749            47,738
Accrued interest payable .................................................            42,438            56,955
Accrued expenses and other liabilities ...................................           144,149           155,593
                                                                                ------------       -----------
        Total liabilities ................................................        12,915,299        12,734,461
                                                                                ------------       -----------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
   authorized and unissued ...............................................              --                --
  Common stock - $.01 par value per share; 180,000,000 shares
   authorized; 47,472,486 and 45,119,014 shares issued ...................               475               451
  Additional paid-in capital .............................................           321,991           235,889
  Retained earnings ......................................................           606,089           642,197
  Less 709,184 and 101,488 shares of common stock held in treasury at cost           (25,513)           (3,061)
  Net unrealized gain (loss) on securities, net of tax (expense)
   benefit of $(4,173) and $15,978 .......................................             7,744           (31,078)
                                                                                ------------       -----------
        Total shareholders' equity .......................................           910,786           844,398
                                                                                ------------       -----------
        Total liabilities and shareholders' equity .......................      $ 13,826,085        13,578,859
                                                                                ============       ===========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                    1996             1995            1996           1995
                                                                    ----             ----            ----           ----
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases...........................................  $     151,510          140,876         443,845         414,917
  Mortgage-backed securities:
    Available for sale.......................................          2,090            4,432          10,902          17,575
    Held to maturity.........................................         88,634          106,115         261,047         325,766
  Investment securities available for sale...................          5,325           19,758          16,375          47,218
  Other interest-earning assets..............................          6,768            5,601          16,886          20,213
                                                                ------------     ------------    ------------   -------------
      Total interest income..................................        254,327          276,782         749,055         825,689
                                                                ------------     ------------    ------------   -------------
INTEREST EXPENSE:
  Deposits...................................................         85,332           88,476         241,129         264,138
  FHLB advances..............................................         46,741           44,338         137,858         132,384
  Other borrowings...........................................         25,075           66,099          81,980         197,149
                                                                ------------     ------------    ------------   -------------
      Total interest expense.................................        157,148          198,913         460,967         593,671
                                                                ------------     ------------    ------------   -------------
      Net interest income....................................         97,179           77,869         288,088         232,018
Provision for loan and lease losses..........................          1,001              258           3,001             774
                                                                ------------     ------------    ------------   -------------
      Net interest income after provision
       for loan and lease losses.............................         96,178           77,611         285,087         231,244
                                                                ------------     ------------    ------------   -------------
OTHER INCOME:
  Loan servicing fees........................................          3,463            2,067           8,485           6,657
  Service fees and other charges.............................          9,761            7,020          24,955          19,321
  Leasing operations.........................................          1,697            2,080           5,204           5,437
  Net gains (losses):
    Loans....................................................          1,459              354           1,770           1,112
    Mortgage-backed securities...............................         (1,476)             (48)         (1,758)            (25)
    Investment securities....................................              1            2,622          (2,024)          6,009
    Other gains..............................................            (55)             335             403           1,284
  Other......................................................            125              196             344             769
                                                                ------------     ------------    ------------   -------------
      Total other income.....................................         14,975           14,626          37,379          40,564
                                                                ------------     ------------    ------------   -------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits.........................         23,784           21,770          68,434          65,936
  Net occupancy and equipment................................          6,831            6,292          19,615          18,521
  Federal deposit insurance premiums.........................          4,488            4,592          12,571          13,014
  State taxes................................................          1,971            1,563           5,937           4,669
  Amortization of goodwill...................................          1,121              197           1,500             581
  Other administrative expenses..............................          9,690            9,345          30,475          29,068
                                                                ------------     ------------    ------------   -------------
      Administrative expenses before federal deposit
        insurance special assessment.........................         47,885           43,759         138,532         131,789
  Federal deposit insurance special assessment...............         56,258                -          56,258               -
                                                                ------------     ------------    ------------   -------------
      Total administrative expenses..........................        104,143           43,759         194,790         131,789
                                                                ------------     ------------    ------------   -------------
Income before federal income taxes...........................          7,010           48,478         127,676         140,019
Federal income taxes.........................................          1,979           16,371          42,825          47,557
                                                                ------------     ------------    ------------   -------------
      Net income.............................................  $       5,031           32,107          84,851          92,462
                                                                ============     ============    ============   =============

Earnings per common and common equivalent share(1)...........  $         .11              .66            1.77            1.92
                                                                ============     ============    ============   =============

Average common and common equivalent
 shares outstanding(1).......................................     47,910,025       48,349,733      48,059,540      48,229,571
                                                                ============     ============    ============   =============
Cash dividends declared per share(1).........................  $         .22              .18             .63             .52
                                                                ============     ============    ============   =============

---------------------------
(1)Restated to reflect the 5% stock dividend issued September 30, 1996.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                          TOTAL
                                                ADDITIONAL                              NET UNREALIZED   SHARE-
                                    COMMON       PAID-IN       RETAINED      TREASURY    GAIN (LOSS)    HOLDERS'
                                    STOCK        CAPITAL       EARNINGS       STOCK     ON SECURITIES    EQUITY
                                   --------     ---------      --------      -------    -------------   ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1996.........  $  451        235,889        642,197       (3,061)     (31,078)        844,398
  Purchase of 933,900 shares
   of treasury stock.............                                            (32,344)                     (32,344)
  Treasury stock reissued in
   connection with employee
   benefit plans, 352,174 shares.                                (7,465)      10,869                        3,404
  Common stock issued in
   connection with stock options
   exercised, 101,409 shares.....       1          1,391                                                    1,392
  Dividends paid ($.63
   per share)....................                               (29,678)                                  (29,678)
  5% stock dividend paid,
   2,253,630 shares..............      23         84,711        (83,816)        (977)                         (59)
  Change in net unrealized gain
   (loss) on securities, net of
   tax (expense) benefit.........                                                          38,822          38,822
  Net income.....................                                84,851                                    84,851
                                   ------       --------       --------      -------    ---------       ---------
Balance, September 30, 1996......  $  475        321,991        606,089      (25,513)       7,744         910,786
                                   ======       ========       ========      =======    -========       =========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   --------------------------------
                                                                                      1996               1995
                                                                                      ----               ----
                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................................................   $     84,851             92,462
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses........................................          3,001                774
    Net (gains) losses.........................................................          1,609             (8,380)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net............................          4,952             16,696
    Origination of loans held for sale.........................................        (52,887)           (97,534)
    Proceeds from sale of loans held for sale..................................         54,657            101,222
    Change in deferred federal income taxes....................................             35             45,059
    Increase in federal deposit insurance special assessment liability.........         56,258                  -
    Other......................................................................         13,234              1,843
                                                                                   -----------        -----------
      Net cash provided by operating activities................................        165,710            152,142
                                                                                   -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases..................................     (1,529,263)           (70,047)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity................................        586,711            480,327
    Mortgage-backed securities available for sale..............................         20,176             23,467
    Investment securities available for sale...................................        158,149              9,129
  Sales of mortgage-backed securities available for sale.......................        832,401            146,514
  Sales of investment securities available for sale............................        240,520            655,681
  Purchases of:
    Mortgage-backed securities held to maturity................................       (569,577)           (63,670)
    Mortgage-backed securities available for sale..............................              -             (2,440)
    Investment securities available for sale...................................       (326,252)        (1,343,905)
    Loans......................................................................              -            (73,173)
    Federal Home Loan Bank stock...............................................        (15,842)            (1,498)
    Equipment on operating lease...............................................         (7,256)           (19,700)
  Net cash and cash equivalents received in connection with branch acquisition.        731,170             (9,857)
  Other........................................................................         (9,276)             3,336
                                                                                   -----------        -----------
    Net cash provided by (used in) investing activities........................        111,661           (265,836)
                                                                                   -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings.............................       (741,954)           455,479
  Proceeds from long-term borrowings...........................................      2,491,105          2,376,836
  Repayments of long-term borrowings...........................................     (2,268,376)        (2,570,832)
  Increase in, net of acquisitions:
    Deposits...................................................................        (59,565)          (133,755)
    Advance payments by borrowers for taxes and insurance......................         (8,989)            (7,211)
  Payment of dividends on common stock.........................................        (29,737)           (20,990)
  Purchase of treasury stock, net of options exercised.........................        (28,940)            (5,680)
  Common shares issued.........................................................          1,392                  -
                                                                                   -----------        -----------
Net cash provided by (used in) financing activities............................       (645,064)            93,847
                                                                                   -----------        -----------
Net decrease in cash and cash equivalents......................................       (367,693)           (19,847)
Cash and cash equivalents, beginning of the period.............................        658,371            341,935
                                                                                   -----------        -----------
Cash and cash equivalents, end of the period...................................   $    290,678            322,088
                                                                                   ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings............................   $    483,587            509,080
  Cash paid for income taxes...................................................         34,000              3,981
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Securities transferred from available for sale to held to maturity...........      1,064,722
  Securities transferred from held to maturity to available for sale - due
   to credit deterioration.....................................................         10,680
  Transfers from loans to real estate owned....................................          1,902              3,752
  Loans exchanged for mortgage-backed securities...............................        510,435             28,260




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

2. On September 30, 1996, legislation passed that imposes a one-time assessment of 65.7 basis points on the amount of deposits held at March 31, 1995 by Savings Association Insurance Fund ("SAIF") member institutions, including Charter One Bank F.S.B., a wholly owned subsidiary of Charter One
    Financial. Charter One's assessment amounted to $56.3 million and the full amount is a component of administrative expenses for the three months and nine months ended September 30, 1996. The assessment, which must be paid by November 29, 1996, is being made to recapitalize the SAIF to the required level of 1.25% of insured deposits. The current deposit insurance rate of 23 basis points of deposits is expected to be reduced due to the one-time assessment and is estimated to be 6.5 basis points of deposits. The expected reduction in expense for the year ended December 31, 1997, based on the Bank's September 30, 1996 deposit base, is estimated to be $12.8 million which, after considering the cost of funding the assessment, is expected to increase earnings per share between $.13 and $.15 for 1997.

3. During the third quarter, legislation was passed that repealed Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995. Section 593 allowed thrift institutions, including Charter One, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for Federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six-year period beginning in 1996. The recapture has no effect on the Company's statement of operations as taxes were provided for in prior years in accordance with SFAS 109, "Accounting for Income Taxes." The timing of this recapture may be delayed for a one or two-year period to the extent that Charter One originates more residential loans than the average originations in the past six years. Charter One will meet the origination requirement for 1996 and, therefore, will delay recapture at least until the six-year period beginning in 1997. The recapture amount of $17.1 million will result in payments totaling $6.0 million which has been previously accrued. The same legislation forgave the tax liability on pre-1987 accumulated bad debt reserves which would have penalized any thrift choosing to adopt a bank charter because the tax would have become due and payable. The unrecorded potential liability that was forgiven approximated $60 million.

4. On June 28, 1996, the Company completed the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan area. Four First Nationwide offices directly overlapped existing branch offices and therefore were consolidated into the existing branch facilities. The deposits of the branches totaled $796.7 million and were assumed for a cost of $57.0 million. Such cost has been reflected as goodwill in the accompanying financial statements.

5. On July 24, 1996, the Company's Board of Directors approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996. Par value will remain at $.01 per share. All references to the number of shares and per share amounts have been restated to reflect the effect of the stock dividend. On October 16, 1996, the Company declared a quarterly cash dividend of 23 cents per common share which represents a 5% increase from last quarter when the Company paid 21.9 cents after adjusting for the 5% stock dividend. The cash dividend will be payable on November 18, 1996 to shareholders of record as of November 1, 1996.

6. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations.

7. On January 1, 1996, the Company also adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a company recognize, as a separate asset, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative values, if it is practicable to estimate those fair values. This Statement also requires that a company periodically assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The adoption of this Statement has not had a material effect on the Company's financial condition or results of operations. SFAS 122 will be superseded by SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), as described in Note 9, effective January 1, 1997.

 8. Effective January 1, 1996, Charter One adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which prescribes financial accounting and reporting standards for stock-based employee compensation plans. The Statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, the Statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosures of net income and earnings per share as if the fair value based method of accounting defined in this Statement has been applied. Management has elected to continue using the APB No. 25 accounting method and include pro forma disclosures when presenting complete financial statement footnotes in the future.

 9. In June 1996, the FASB issued SFAS 125. SFAS 125 amends portions of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS
    122. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The Statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Management has not completed the process of evaluating SFAS No. 125 and therefore has not determined the impact, if any, that adopting this statement will have on the financial position and results of operations.

10. On October 31, 1995, Charter One completed a merger of equals with FirstFed Michigan Corporation ("FirstFed") which was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in Detroit, Michigan. The merger was effected through the issuance of 1.2 shares (not adjusted for subsequent stock dividend) of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares (not adjusted for subsequent stock dividend).

11. Certain items in the consolidated financial statements for 1995 have been reclassified to conform to the 1996 presentation.

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

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

The Company reported net income for the three months ended September 30, 1996 of $5.0 million. This net income was adversely affected by an after-tax charge of $37.1 million which resulted from a special assessment relating to the Savings Association Insurance Fund ("SAIF") on September 30, 1996. This special assessment was levied by an act of Congress in an effort to recapitalize the SAIF to the required level of 1.25% of insured deposits. The current deposit insurance rate of 23 basis points of deposits is expected to be reduced due to the one-time assessment and is estimated to be 6.5 basis points of deposits. The expected reduction in expense for the year ended December 31, 1997, based on the Bank's September 30, 1996 deposit base, is estimated to be $12.8 million which, after considering the cost of funding the assessment, is estimated to increase earnings per share between $.13 and $.15.

Exclusive of this SAIF assessment, earnings were $42.2 million, or $.88 per share, in the third quarter of 1996 as compared to $32.1 million, or $.66 per share, in the third quarter of 1995. This increase was attributable to increases in net interest income and recurring fee income which were partially offset by increased loan loss provisions, lower gains on sale of securities and higher administrative expenses.

Net income for the nine months ended September 30, 1996 was $84.9 million, or $1.77 per share, as compared to $92.5 million, or $1.92 per share, for the comparable period in 1995. This decrease of $7.6 million was attributable to the SAIF assessment at September 30, 1996. Excluding this special assessment, earnings for the nine months ended September 30, 1996 were $122.0 million, an increase of $29.5 million over the same period in 1995. This increase was attributable to increases in net interest income and recurring fee income which were partially offset by increased loan loss provisions, lower gains on sale of securities and higher administrative expenses.

Net income for both the current quarter and the year-to-date periods increased over the comparable 1995 periods as a result of overall improvement in categories described by industry practice as core earnings. Core earnings are recurring in nature. As Figure 1 illustrates, core earnings would exclude nonrecurring items such as gains and losses on sales of assets, merger-related expenses and the federal deposit insurance special assessment. The pretax core earnings for the current quarter were $18.1 million higher, or 40.1%, than the third quarter of 1995 as net interest income increased by $19.3 million, or 24.8%.

QUARTERLY EARNINGS SUMMARY (Figure 1)
                                                                        THREE MONTHS ENDED
                                                -----------------------------------------------------------------
                                                9/30/96       6/30/96       3/31/96       12/31/95       9/30/95
                                                -------       -------       -------       --------       --------
                                                                      (DOLLARS IN THOUSANDS)
Net interest income.......................     $ 97,179        98,907          92,002        85,798        77,869
Provision for loan and lease losses.......       (1,001)       (1,000)         (1,000)         (258)         (258)
Other income, excluding
 gains and losses.........................       15,046        12,680          11,262        12,283        11,363
Administrative expenses, excluding
 merger-related costs and the SAIF
 assessment...............................      (47,885)      (46,064)        (44,583)      (46,426)      (43,759)
                                                -------       -------      ----------    ----------      --------
  Pretax core earnings....................       63,339        64,523          57,681        51,397        45,215
Gains and losses, net.....................          (71)       (2,115)            577      (100,683)        3,263
Merger-related costs......................            -             -               -       (37,528)            -
Federal deposit insurance special
 assessment...............................      (56,258)            -               -             -             -
                                                -------       -------      ----------    ----------      --------
    Income before federal income taxes....        7,010        62,408          58,258       (86,814)       48,478
Federal income taxes......................        1,979        21,038          19,808       (28,384)       16,371
                                                -------       -------      ----------    ----------      --------
  Net income..............................     $  5,031        41,370          38,450       (58,430)       32,107
                                                =======       =======      ==========    ==========      ========

Earnings per common and common
 equivalent share.........................     $    .11           .86             .80         (1.24)          .66
                                                =======       =======      ==========    ==========      ========


The increase in earnings in the third quarter of 1996 contributed to an 18.07% annualized return on average equity and a 1.23% annualized return on average assets (excluding the SAIF special assessment). This compares to third quarter 1995 annualized returns of 14.42% and .86%, respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)
                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 --------------------        --------------------
                                                                 9/30/96      9/30/95        9/30/96      9/30/95
Annualized returns (excluding the SAIF special
 assessment):
  Return on average assets.................................         1.23%         .86%          1.21%         .83%
  Return on average equity.................................        18.07        14.42          17.73        14.20
  Average equity to average assets.........................         6.78         5.99           6.84         5.83

Annualized operating ratios (excluding the SAIF special
 assessment):
  Net interest income to administrative expenses...........       202.94       177.95         207.96       176.05
  Administrative expenses to average assets................         1.39         1.18           1.38         1.18
  Efficiency ratio.........................................        41.67        48.82          41.90        49.66

Annualized returns:
  Return on average assets.................................          .15          .86            .84          .83
  Return on average equity.................................         2.16        14.42          12.33        14.20
  Average equity to average assets.........................         6.78         5.99           6.84         5.83

Annualized operating ratios:
  Net interest income to administrative expenses...........        93.31       177.95         147.90       176.05
  Administrative expenses to average assets................         3.03         1.18           1.94         1.18
  Efficiency ratio.........................................        91.80        48.82          59.10        49.66

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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------------
                                                    1996                                     1995
                                    -------------------------------------    -------------------------------------
                                                                 AVG.                                      AVG.
                                       AVERAGE                  YIELD/          AVERAGE                   YIELD/
                                       BALANCE       INTEREST    COST           BALANCE       INTEREST     COST
                                     -----------     --------   -------       -----------     --------    -------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)...........    $  7,500,770    $ 151,510      8.08%     $  6,761,863    $ 140,876       8.33%
  Mortgage-backed securities:
    Available for sale..........         109,683        2,090      7.62           273,240        4,432       6.49
    Held to maturity............       4,977,588       88,634      7.12         5,930,393      106,115       7.16
  Investment securities
   available for sale...........         310,464        5,325      6.86         1,161,173       19,758       6.81
  Other interest-earning
   assets(2)....................         418,950        6,768      6.46           333,163        5,601       6.72
                                     -----------     --------                 -----------     --------
      Total interest-earning assets   13,317,455      254,327      7.64        14,459,832      276,782       7.66
                                                     --------                                 --------
  Allowance for loan losses.....         (65,564)                                 (64,492)
  Noninterest-earning assets(3).         505,961                                  487,166
                                     -----------                              -----------
        Total assets............    $ 13,757,852                             $ 14,882,506
                                     ===========                              ===========
Interest-bearing liabilities(4):
  Deposits:
    Checking accounts...........    $    823,181        2,519      1.22      $    666,534        2,451       1.47
    Savings accounts............         916,086        5,568      2.43         1,039,154        6,315       2.43
    Money market accounts.......       1,187,879        9,954      3.35           838,359        6,726       3.21
    Certificates of deposit.....       4,817,004       67,291      5.59         4,535,073       72,984       6.44
                                     -----------     --------                 -----------     --------
      Total deposits............       7,744,150       85,332      4.41         7,079,120       88,476       5.00
                                     -----------     --------                 -----------     --------
  FHLB advances.................       3,227,064       46,741      5.79         2,884,280       44,338       6.15
  Other borrowings..............       1,680,699       25,075      5.97         3,770,606       66,099       7.01
                                     -----------     --------                 -----------     --------
      Total borrowings..........       4,907,763       71,816      5.85         6,654,886      110,437       6.64
                                     -----------     --------                 -----------     --------
      Total interest-bearing
       liabilities..............      12,651,913      157,148      4.97        13,734,006      198,913       5.79
                                                     --------                                 --------
  Non interest-bearing liabilities       173,050                                  257,749
                                     -----------                              -----------
        Total liabilities.......      12,824,963                               13,991,755
Shareholders' equity............         932,889                                  890,751
                                     -----------                              -----------
        Total liabilities and
         shareholders' equity...    $ 13,757,852                             $ 14,882,506
                                     ===========                              ===========
Net interest income.............                    $  97,179                                $  77,869
                                                     ========                                 ========
Interest rate spread............                                   2.67                                      1.87
Net yield on average interest-
 earning assets(5)..............                                   2.92                                      2.15
Average interest-earning assets
 to average interest-bearing
 liabilities....................                                 105.26%                                   105.28%

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

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------------
                                                    1996                                     1995
                                    -------------------------------------    -------------------------------------
                                                                 AVG.                                      AVG.
                                       AVERAGE                  YIELD/          AVERAGE                   YIELD/
                                       BALANCE       INTEREST    COST           BALANCE       INTEREST     COST
                                     -----------     --------   -------       -----------     --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)...........    $  7,266,055    $ 443,845      8.14%     $  6,713,621    $ 414,917       8.24%
  Mortgage-backed securities:
    Available for sale..........         203,070       10,902      7.16           351,552       17,575       6.67
    Held to maturity............       4,875,671      261,047      7.14         6,066,682      325,766       7.16
  Investment securities
   available for sale...........         329,624       16,375      6.62           933,883       47,218       6.74
  Other interest-earning
   assets(2)....................         345,763       16,886      6.51           414,963       20,213       6.49
                                     -----------     --------                 -----------     --------
      Total interest-earning assets   13,020,183      749,055      7.67        14,480,701      825,689       7.60
                                                     --------                                 --------
  Allowance for loan losses.....         (65,708)                                 (64,564)
  Noninterest-earning assets(3).         454,085                                  476,619
                                     -----------                              -----------
        Total assets............    $ 13,408,560                             $ 14,892,756
                                     ===========                              ===========
Interest-bearing liabilities(4):
  Deposits:
    Checking accounts...........    $    755,557        7,202      1.27      $    661,448        7,347       1.48
    Savings accounts............         925,729       16,778      2.42         1,072,059       19,427       2.42
    Money market accounts.......       1,003,378       24,274      3.23           859,762       20,508       3.18
    Certificates of deposit.....       4,549,431      192,875      5.65         4,686,257      216,856       6.17
                                     -----------     --------                 -----------     --------
      Total deposits............       7,234,095      241,129      4.44         7,279,526      264,138       4.84
                                     -----------     --------                 -----------     --------
  FHLB advances.................       3,238,286      137,858      5.68         2,862,372      132,384       6.17
  Other borrowings..............       1,847,788       81,980      5.92         3,646,217      197,149       7.21
                                     -----------     --------                 -----------     --------
      Total borrowings..........       5,086,074      219,838      5.76         6,508,589      329,533       6.75
                                     -----------     --------                 -----------     --------
      Total interest-bearing
       liabilities..............      12,320,169      460,967      4.99        13,788,115      593,671       5.74
                                                     --------                                 --------
  Non interest-bearing liabilities       170,996                                  236,403
                                     -----------                              -----------
        Total liabilities.......      12,491,165                               14,024,518
Shareholders' equity............         917,395                                  868,238
                                     -----------                              -----------
        Total liabilities and
         shareholders' equity...    $ 13,408,560                             $ 14,892,756
                                     ===========                              ===========
Net interest income.............                    $ 288,088                                $ 232,018
                                                     ========                                 ========
Interest rate spread............                                   2.68                                      1.86
Net yield on average interest-
 earning assets(5)..............                                   2.95                                      2.14
Average interest-earning assets
 to average interest-bearing
 liabilities....................                                 105.68%                                   105.02%

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

RATE/VOLUME ANALYSIS (Figure 4)

                                  THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                              ----------------------------------------     ----------------------------------------
                                            1996 V. 1995                                 1996 V. 1995
                              ----------------------------------------     ----------------------------------------
                              INCREASE (DECREASE) DUE TO                   INCREASE (DECREASE) DUE TO
                              -------------------------                    -------------------------
                                RATE          VOLUME         TOTAL           RATE         VOLUME         TOTAL
                                ----          ------         -----           ----         ------         -----
                                                             (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases......     $  (4,393)        15,027         10,634         (4,866)        33,794         28,928
  Mortgage-backed
   securities:
    Available for sale..           670         (3,012)        (2,342)         1,216         (7,889)        (6,673)
    Held to maturity....          (513)       (16,968)       (17,481)          (948)       (63,771)       (64,719)
  Investment securities
   available for sale...           157        (14,590)       (14,433)          (811)       (30,032)       (30,843)
  Other interest-earning
   assets...............          (226)         1,393          1,167             53         (3,380)        (3,327)
                              --------       --------       --------       --------      ---------    -----------
      Total.............        (4,305)       (18,150)       (22,455)        (5,356)       (71,278)       (76,634)
                              --------       --------       --------       --------      ---------    -----------
Interest expense:
  Checking accounts.....          (451)           519             68         (1,116)           971           (145)
  Savings accounts......             1           (748)          (747)             3         (2,652)        (2,649)
  Money market..........           311          2,917          3,228            296          3,470          3,766
  Certificates of deposit      (10,038)         4,345         (5,693)       (17,786)        (6,195)       (23,981)
  FHLB advances.........        (2,661)         5,064          2,403        (11,051)        16,525          5,474
  Other borrowings......        (8,688)       (32,336)       (41,024)       (30,724)       (84,445)      (115,169)
                              --------       --------       --------       --------      ---------    -----------
      Total.............       (21,526)       (20,239)       (41,765)       (60,378)       (72,326)      (132,704)
                              --------       --------       --------       --------      ---------    -----------
Change in net interest
 income.................     $  17,221          2,089         19,310         55,022          1,048         56,070
                              ========       ========       ========       ========      =========    ===========


Net interest income for the third quarter of 1996 was $97.2 million, a $19.3 million, or 24.8%, increase over net interest income for the third quarter of 1995. Net interest income increased primarily due to a lower cost of interest-bearing liabilities. The cost of interest-bearing liabilities was 4.97% in the 1996 period and 5.79% during the 1995 period. This 82 basis points decrease in the cost of interest-bearing liabilities lowered interest expense by $21.5 million. This improvement was primarily a result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the Merger. That financial restructuring included the termination of $750 million in interest rate exchange agreements ("swaps") and $800 million in interest rate cap agreements ("caps"). These off-balance sheet interest rate risk management tools were being used to hedge interest-bearing liabilities which were eliminated in the financial restructuring. At the time they were terminated, they were having an adverse effect on net interest income. Terminating these positions reduced the cost of interest-bearing liabilities in 1996. The interest rate spread was 2.67 % for the three months ended September 30, 1996, compared to 1.87% for the third quarter of 1995. Also, the net yield on interest-earning assets improved to 2.92% for the 1996 period from 2.15% during the 1995 period.

Net interest income for the nine months ended September 30, 1996 was $288.1 million, a $56.1 million, or 24.2%, increase over the same period in 1995. This improvement was also primarily attributable to a decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities was 4.99% for the nine months ended September 30, 1996. This was 75 basis points less than the cost for the same period in 1995. The lower cost of interest-bearing liabilities caused interest expense to decrease by $60.4 million. This lower cost was also a result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the Merger as discussed in the previous paragraph. The reduction in the cost of interest-bearing liabilities was the primary reason the interest rate spread improved to 2.68% for the first nine months of 1996 from 1.86% for the comparable period of 1995. Likewise, the net yield on interest-earning assets improved to 2.95% for the nine months ended September 30, 1996 from 2.14% in the 1995 period.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)
                                                                          SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                                                          ------------------      -----------------
                                                                                   (DOLLARS IN THOUSANDS)
Weighted average yield:
  Loans and leases.....................................................               8.06%                8.26%
  Mortgage-backed securities...........................................               7.20                 7.27
  Investment securities................................................               6.98                 6.76
  Other interest-earning assets........................................               6.71                 5.86
  Total interest-earning assets........................................               7.68                 7.71

Weighted average cost(1):
  Deposits.............................................................               4.47                 4.61
  FHLB advances........................................................               5.80                 5.90
  Other borrowings.....................................................               6.03                 6.08
  Total interest-bearing liabilities...................................               5.02                 5.19

Interest rate spread...................................................               2.66                 2.52

Net yield on interest-earning assets...................................               2.93                 2.78

Interest-earning assets................................................  $      13,404,430           13,059,533

---------------------------
(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME (Figure 6)
                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           ---------------------------    -----------------------
                                                               1996           1995         1996           1995
                                                               ----           ----         ----           ----
                                                                            (DOLLARS IN THOUSANDS)
Loan servicing fees.......................................   $  3,463          2,067        8,485          6,657
Service fees and other charges:
  Retail deposit account service charges and fees.........      8,044          5,847       20,012         16,207
  Fees on insurance, annuity, and mutual fund sales.......      1,379            794        3,726          2,001
  Other branch service fees...............................        331            369        1,180          1,081
  Miscellaneous...........................................          7             10           37             32
                                                              -------        -------      -------        -------
    Total.................................................      9,761          7,020       24,955         19,321
                                                              -------        -------      -------        -------
Leasing operations........................................      1,697          2,080        5,204          5,437
Net gains (losses):
  Real estate.............................................         73            275          402            660
  Mortgage-backed securities..............................     (1,476)           (48)      (1,758)           (25)
  Investment securities...................................          1          2,622       (2,024)         6,009
  Loans...................................................      1,459            354        1,770          1,112
  Other...................................................       (128)            60            1            624
                                                              -------        -------      -------        -------
    Total.................................................        (71)         3,263       (1,609)         8,380
Other.....................................................        125            196          344            769
                                                              -------        -------      -------        -------
      Total...............................................   $ 14,975         14,626       37,379         40,564
                                                              =======        =======      =======        =======


OTHER INCOME

Other income (as seen in Figure 6 above) for the three months ended September 30, 1996 was $15.0 million compared to $14.6 million for the third quarter of 1995. This $349,000 increase was primarily due to increases in recurring fee income which was partially offset by lower gains on sales. The increase in fee income was primarily attributable to fees from checking accounts, fees on servicing loans for others and brokerage commissions earned by a subsidiary of the Bank. Checking account fees increased as a result of an increase in the number of accounts open at September 30,

1996, compared to September 30, 1995. The reasons for the increase included introducing the Company's checking account programs in Michigan during 1996, with no comparable activity in 1995, and the continuing sales effort in Ohio. Also, the Bank added 17 additional offices in the Detroit, Michigan metropolitan area from First Nationwide Bank at June 28, 1996. In this acquisition, the Bank acquired over 55,000 demand deposit accounts. Loan servicing fees increased due to the higher balance of loans serviced for others resulting from $330 million of mortgage loans that were sold, with servicing retained, as part of the fourth quarter 1995 financial restructuring and an additional $510 million in seasoned 15-to-20 year fixed-rate mortgage loans were sold in June 1996 in order to maintain its desired interest rate risk profile. Brokerage commissions were higher in 1996 because brokerage services were only introduced in 1995 and those services were expanded in 1996.

During the third quarter of 1996, $27.8 million of mobile home loans were sold due to the none core nature of the product. The sale resulted in a gain of $1.4 million. The gain was offset by a loss of $1.4 million on the sale of securities primarily attributable to one security sold in response to significant deterioration in creditworthiness.

Other income for the nine months ended September 30, 1996 was $37.4 million as compared to $40.6 million for the 1995 period. This $3.2 million decrease was also primarily due to losses on the sale of investments and mortgage-backed securities during the 1996 period. These losses were partially offset by increases in recurring fee income. The loss on the sale of investment securities was $2.0 million in the 1996 period as compared to a $6.0 million gain in 1995. The sales in the 1996 period were executed to purchase higher yielding investments. The loss on sale of mortgage-backed securities was $1.8 million for the nine months ended September 30, 1996 as compared to a $25,000 loss in 1995. The loss on sale of mortgage-backed securities in 1996 was primarily attributable to the third quarter sale of one security in response to significant deterioration in creditworthiness. Altogether, net gains and losses on sales caused other income to decrease by $10.0 million when comparing the two periods. That decrease was partially offset by increases in service fees and other charges and in loan servicing fees. Service fees and other charges increased by $5.6 million and loan servicing fees increased by $1.8 million. The primary reasons for the increase in these recurring fee income categories was attributable to fees from checking accounts, fees on servicing loans for others, brokerage commissions earned by a subsidiary of the Bank, and prepayment penalties on payoffs of commercial real estate loans. Checking account fees increased as the number of open demand deposit accounts increased when comparing September 30, 1996 and September 30, 1995. The reasons for the increase in the number of accounts relates to the acquisition of over 55,000 demand deposit accounts when the Bank acquired branches from First Nationwide Bank as of June 28, 1996, the Charter One checking account programs were introduced in Michigan during 1996 with no comparable activity in 1995 and a continuing sales effort in Ohio. Loan servicing fees increased because the balance of loans serviced for others was higher in the 1996 period as $840 million of mortgage loans were sold with servicing retained since September 30, 1995. As part of the fourth quarter of 1995 financial restructuring, $330 million in mortgage loans were sold and then in June of 1996 another $510 million of mortgage loans were sold in order to maintain its desired interest rate risk profile. Also, mortgage loan prepayment penalties increased as a result of a payoff on a $12.5 million commercial real estate loan in 1996. Brokerage commissions were higher in 1996 because the subsidiary offering brokerage services was a start-up company in 1995 that has expanded operations in 1996.

ADMINISTRATIVE EXPENSES (excluding SAIF special assessment) (Figure 7)
                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                           ---------------------------   --------------------------
                                                              1996           1995          1996           1995
                                                              ----           ----          ----           ----
                                                                            (DOLLARS IN THOUSANDS)
Compensation and employee benefits......................    $ 23,784         21,770         68,434         65,936
Net occupancy and equipment.............................       6,831          6,292         19,615         18,521
Federal deposit insurance premiums......................       4,488          4,592         12,571         13,014
State taxes.............................................       1,971          1,563          5,937          4,669
Amortization of goodwill................................       1,121            197          1,500            581
Other administrative expenses...........................       9,690          9,345         30,475         29,068
                                                             -------        -------      ---------      ---------
  Administrative expenses before federal deposit
    insurance special assessment........................    $ 47,885         43,759        138,532        131,789
                                                             =======        =======      =========      =========
Number of full-time equivalent employees
 at end of period.......................................       2,555          2,441          2,555          2,441
Net interest income to administrative expenses..........      202.94%        177.95%        207.96%        176.05%
Administrative expenses to average assets (annualized)..        1.39%          1.18%          1.38%          1.18%
Efficiency ratio........................................       41.67%         48.82%         41.90%         49.66%

ADMINISTRATIVE EXPENSES

As shown in Figure 7, administrative expenses, excluding the SAIF special assessment of $56.3 million, for the third quarter of 1996 were $47.9 million as compared to $43.8 million for the third quarter of 1995 (See Note 2 for information pertaining to the SAIF special assessment.). This increase of $4.1 million was primarily attributable to increases in compensation and benefits expense and the amortization of goodwill. Overall, administrative expenses remained at favorable levels as illustrated by the Company's 41.7% efficiency ratio for the third quarter of 1996 as compared to 48.8% for the same period in 1995. Compensation and employee benefits expenses increased by $2.0 million due to increases in the number of employees. Employment has increased as the Bank expanded their operations in the Michigan market. On June 28, 1996, the Bank expanded by 17 branches in the metropolitan Detroit area as the Bank acquired savings deposits and branch offices from First Nationwide Bank. Also, Charter One had subsidiary operations relating to brokerage and insurance sales expand into the Michigan market in 1996. Goodwill amortization was $924,000 higher in the 1996 third quarter due to the $57 million of goodwill generated from the First Nationwide branch acquisition.

Administrative expenses, excluding the SAIF assessment, for the nine months ended September 30, 1996 were $138.5 million as compared to $131.8 million in the 1995 period (See Note 2 for information pertaining to the SAIF special assessment.). Despite the increase in administrative expenses, the Company's efficiency ratio, excluding the SAIF assessment, for the nine months ended September 30, 1996 improved to 41.9% from 49.7% for the first nine months of 1995. The increases in administrative expenses are primarily due to expanding operations. Compensation and benefits expense increased primarily due to increases in the number of employees as the Bank added the 17 additional offices from First Nationwide on June 28, 1996 and the Bank expanded its subsidiary operations related to brokerage and insurance sales into the Michigan market in 1996. Office occupancy, amortization of goodwill and other administrative expenses increased primarily due to this operational expansion as well. State taxes increased due to higher assessment bases.

FEDERAL INCOME TAXES

The federal provision for income taxes for the three months and nine months ended September 30, 1996 decreased by $14.4 million and $4.7 million, respectively, over the 1995 periods due to lower pre-tax income for the 1996 periods. The effective tax rates were 28.2% and 33.5% for the three months and nine months ended September 30, 1996 and 33.8% and 34.0% for the three months and nine months ended September 30, 1995.

FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at September 30, 1996 and December 31, 1995.

FINANCIAL CONDITION (Figure 8)
                                                        SEPTEMBER 30, 1996                   DECEMBER 31, 1995
                                                      -----------------------             -----------------------
                                                                      PERCENT                             PERCENT
                                                                        OF                                  OF
                                                        AMOUNT         TOTAL                AMOUNT         TOTAL
                                                      -----------     -------             -----------     -------
                                                                         (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents.......................   $    290,678         2.1%           $    658,371         4.9%
  Investment securities...........................        330,485         2.4                 407,427         3.0
  Mortgage-backed securities......................      4,938,259        35.7               5,314,749        39.1
  Loans and leases, net...........................      7,711,209        55.8               6,678,600        49.2
  Other assets....................................        555,454         4.0                 519,712         3.8
                                                      -----------     -------             -----------     -------
    Total.........................................   $ 13,826,085       100.0%           $ 13,578,859       100.0%
                                                      ===========     =======             ===========     =======

Liabilities and shareholders' equity:
  Deposits........................................   $  7,748,292        56.0%           $  7,012,491        51.7%
  Borrowings......................................      4,941,671        35.8               5,461,684        40.2
  Other liabilities...............................        225,336         1.6                 260,286         1.9
  Shareholders' equity............................        910,786         6.6                 844,398         6.2
                                                      -----------     -------             -----------     -------
    Total.........................................   $ 13,826,085       100.0%           $ 13,578,859       100.0%
                                                      ===========     =======             ===========     =======


OVERVIEW

At September 30, 1996, total assets were $13.8 billion which was $247.2 million, or 1.8%, higher than at December 31, 1995. This growth was primarily in the loan and lease portfolio as that portfolio grew by $1.0 billion, or 15.5%, during the first nine months of 1996. The growth in the loan and lease portfolio was primarily due to record levels of loan originations (see Figure 10). Mortgage-backed securities stood at $4.9 billion at September 30, 1996 which was $376.5 million, or 7.1%, lower than at December 31, 1995.

Total deposits were $7.7 billion at September 30, 1996 which was $735.8 million, or 10.5%, higher than at December 31, 1995. The primary reason for this deposit growth was the acquisition of First Nationwide Bank's 21 branch offices in the Detroit metropolitan area as of the close of business on June 28, 1996. The deposits acquired in this acquisition totaled $796.7 million. Four First Nationwide offices directly overlapped existing Michigan branch offices so they were consolidated into existing branch facilities. Borrowings declined by $520.0 million, or 9.5%, as a portion of the deposits obtained in the First Nationwide acquisition were used to pay down higher cost borrowings.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES (Figure 9)
                                                           SEPTEMBER 30, 1996                 DECEMBER 31, 1995
                                                          ---------------------             ---------------------
                                                                        PERCENT                           PERCENT
                                                                           OF                               OF
                                                            AMOUNT       TOTAL                AMOUNT       TOTAL
                                                          ----------     ------             ----------    -------
                                                                           (DOLLARS IN THOUSANDS)
Real estate:
  One-to-four family...................................  $ 5,769,190       74.8%           $ 5,140,857       77.0%
  Multifamily..........................................      299,958        3.9                359,056        5.4
  Commercial...........................................      365,190        4.8                368,372        5.5
  Construction.........................................      296,641        3.9                182,863        2.7
                                                          ----------     ------             ----------    -------
    Total real estate..................................    6,730,979       87.4              6,051,148       90.6
Consumer...............................................      866,170       11.2                594,609        8.9
Leases.................................................      217,270        2.8                131,352        2.0
Business...............................................       94,453        1.2                 65,747        1.0
                                                          ----------     ------             ----------    -------
    Total loans and leases.............................    7,908,872      102.6              6,842,856      102.5
Less net items.........................................      197,663        2.6                168,596        2.5
                                                          ----------     ------             ----------    -------
      Loans and leases, net............................  $ 7,711,209      100.0%           $ 6,674,260      100.0%
                                                          ==========     ======             ==========    =======

The loan and lease portfolio has increased $1.0 billion, or 15.5%, since December 31, 1995, with growth concentrated in the mortgage and consumer loan portfolio. Real estate mortgage loans grew by $679.8 million, or 11.2%, and the consumer loan portfolio grew by $271.6 million, or 45.7%, in the first nine months of 1996 (see Figure 10). One-to-four family loans led the mortgage loan growth and closed-end loans secured by real estate was the primary leader of the consumer loan growth. The expansion into the Michigan market of Charter One's loan product line has been well received as the Michigan Division accounted for approximately 46% of the one-to-four family loan origination volume and 26% of the consumer loan origination volume. The growth in the one-to-four family loan portfolio was achieved despite a $510.4 million exchange of mortgage loans for FNMA participation certificates in June 1996.

Loan and lease originations and repayments for the 1996 periods increased over the comparable periods in 1995 due, in part, to increases in loan refinance activity as customers responded to the favorable interest rate environment in 1996. Although refinance activity was higher early in 1996 than it had been in 1995, it appears the level is declining as the year progresses. The lower levels of refinance activity should result in lower loan originations in the fourth quarter of 1996.

LOAN AND LEASE ACTIVITY (Figure 10)
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ---------------------------      ---------------------------
                                                        1996              1995          1996              1995
                                                        ----              ----          ----              ----
                                                                        (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family........................    $   620,123          372,565      1,946,722           663,315
      Multifamily...............................          5,295            7,630         25,367            23,433
      Commercial................................          9,993           22,379         56,107            43,033
                                                     ----------         --------      ---------        ----------
        Total permanent.........................        635,411          402,574      2,028,196           729,781
                                                     ----------         --------      ---------        ----------
    Construction:
      One-to-four family........................         70,397           48,544        242,800           124,404
      Multifamily...............................          5,760                -          5,910             3,031
      Commercial................................          8,600            7,550         15,800            12,422
                                                     ----------         --------      ---------        ----------
        Total construction......................         84,757           56,094        264,510           139,857
                                                     ----------         --------      ---------        ----------
          Total real estate loans originated....        720,168          458,668      2,292,706           869,638
                                                     ----------         --------      ---------        ----------
  Consumer line of credit draws.................         59,985           39,276        142,844           107,799
  Consumer......................................         91,402           44,624        351,324           100,220
  Business line of credit draws.................         17,337           10,237         53,736            26,884
  Business......................................          8,737            8,647         32,047            16,467
  Leases(1).....................................         60,189           17,557        129,664            47,189
                                                     ----------         --------      ---------        ----------
          Total loans and leases originated.....        957,818          579,009      3,002,321         1,168,197
                                                     ----------         --------      ---------        ----------
Purchases:
  Loans.........................................              -                -              -                 -
  Leases(2).....................................              -                -              -            76,912
                                                     ----------         --------      ---------        ----------
        Total purchases.........................              -                -              -            76,912
                                                     ----------         --------      ---------        ----------
Sales and principal reductions:
  Loans sold....................................         35,420           62,341         52,887           105,445
  Loans exchanged for MBS.......................              -                -        510,435                 -
  Principal reductions..........................        398,001          375,390      1,372,983           943,471
                                                     ----------         --------      ---------        ----------
        Total sales and principal reductions....        433,421          437,731      1,936,305         1,048,916
                                                     ----------         --------      ---------        ----------
          Increase before net items.............    $   524,397          141,278      1,066,016           196,193
                                                     ==========         ========      =========        ==========

-----------------------
(1) Not included herein are $2.7 and $2.4 million in operating leases originated during the three months ended September 30, 1996 and 1995, respectively, and $7.3 million and $19.7 million for the nine months ended September 30, 1996 and 1995.

(2) Not included herein are $29.0 million in operating leases purchased in the acquisition of ICX Corporation which occurred in the first quarter of 1995.

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both September 30, 1996 and December 31, 1995. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)
                                                                              SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                                             ------------------   ----------------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury and agency securities........................................        $ 310,415            377,232
Corporate notes and commercial paper.......................................           17,648             30,033
Other......................................................................            2,422                162
                                                                                    --------           --------
  Total....................................................................        $ 330,485            407,427
                                                                                    ========           ========
  Weighted average rate....................................................             6.98%              6.76%
                                                                                    ========           ========





MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at September 30, 1996 and December 31, 1995. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)
                                                                                SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                                                                ----------------- ------------------
                                                                                       (DOLLARS IN THOUSANDS)
MBS available for sale:
  Participation certificates:
    Government agency issues...............................................      $    16,123            347,539
    Private issues.........................................................                -                116
  Collateralized mortgage obligations:
    Government agency issues...............................................            1,620            619,104
    Private issues.........................................................            7,723            468,830
                                                                                ------------      -------------
      Total MBS available for sale.........................................      $    25,466          1,435,589
                                                                                ------------      -------------
MBS held to maturity:
  Participation certificates:
    Government agency issues...............................................      $ 2,242,827          2,662,782
    Private issues.........................................................          431,284            498,631
  Collateralized mortgage obligations:
    Government agency issues...............................................          862,458            263,721
    Private issues.........................................................        1,376,224            454,026
                                                                                ------------      -------------
      Total MBS held to maturity...........................................      $ 4,912,793          3,879,160
                                                                                ------------      -------------
        Total MBS..........................................................      $ 4,938,259          5,314,749
                                                                                ============      =============

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)
                                                       SEPTEMBER 30, 1996                DECEMBER 31, 1995
                                                   ---------------------------      ---------------------------
                                                      BOOK           AVERAGE           BOOK           AVERAGE
                                                      VALUE            RATE            VALUE            RATE
                                                   -----------      ----------      -----------      ----------
                                                                      (DOLLARS IN THOUSANDS)
MBS available for sale:
  Adjustable rate:
    Collateralized mortgage obligations.........  $      7,723        7.18%        $  1,085,208        7.23%
  Fixed rate:
    Participation certificates..................        16,123        6.16              347,655        6.23
    Collateralized mortgage obligations.........         1,620        5.09                2,726        5.30
                                                   -----------                      -----------
      Total fixed rate..........................        17,743        6.09              350,381        6.22
                                                   -----------                      -----------
        Total MBS available for sale............        25,466        6.45            1,435,589        6.98
                                                   -----------                      -----------
MBS held to maturity:
  Adjustable rate:
    Participation certificates..................     1,072,019        7.09            1,279,124        7.08
    Collateralized mortgage obligations.........     1,368,184        6.88              357,816        7.48
                                                   -----------                      -----------
      Total adjustable rate.....................     2,440,203        6.97            1,636,940        7.17
                                                   -----------                      -----------
  Fixed rate:
    Participation certificates..................     1,602,092        7.58            1,882,289        7.56
    Collateralized mortgage obligations.........       870,498        7.16              359,931        7.32
                                                   -----------                      -----------
      Total fixed rate..........................     2,472,590        7.43            2,242,220        7.52
                                                   -----------                      -----------
        Total MBS held to maturity..............     4,912,793        7.20            3,879,160        7.37
                                                   -----------                      -----------
          Total MBS.............................  $  4,938,259        7.20%        $  5,314,749        7.27%
                                                   ===========                      ===========


As previously disclosed, on December 31, 1995 management chose to reclassify $1.1 billion of MBS from the held to maturity portfolio to available for sale in accordance with the FASB special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." It was also disclosed that, after a sufficient period of market value risk, management intended to reclassify these same securities back to the held to maturity portfolio. This reclassification occurred on January 31, 1996, and resulted in a $42.2 million after-tax increase in shareholders' equity. In January of 1996, $326.1 million of available for sale securities were sold for total proceeds of $324.0 million. The loss of $2.2 million was recorded at the trade date in December 1995. Purchases of mortgage-backed securities during the nine months of 1996 totaled $567.1 million and were primarily medium-term, fixed-rate collateralized mortgage obligations.

In July 1996, the Bank sold $510.4 million of FNMA fixed-rate participation certificates which were made up of seasoned 15- to 30-year fixed-rate mortgage loans originated by the Bank and swapped to FNMA for participation certificates in June 1996. The sale resulted in a $289,000 net loss and recognition of $2.7 million of originated mortgage servicing rights, both of which were recorded on the trade date in June 1996. Recognition of the servicing rights was in accordance with Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" which Charter One adopted as of January 1, 1996.

In September 1996, the Bank reclassified $10.9 million of mortgage-backed securities from held to maturity to available for sale in response to significant deterioration in the issuer's creditworthiness uncovered during a routine review of the portfolio. Subsequently, $8.1 million of these securities were sold for a loss of $1.4 million, which was recorded in the third quarter of 1996.

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)
                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -----------------------------      ------------------------
                                                              1996          1995            1996           1995
                                                              ----          ----            ----           ----
                                                                         (DOLLARS IN THOUSANDS)
Balance, beginning of period.......................        $  65,268        64,405          64,436         64,838
Provision for loan and lease losses................            1,001           258           3,001            774
Other..............................................                -             -               -            176
Loans and leases charged off:
  Mortgage.........................................             (504)         (183)         (1,484)          (996)
  Consumer.........................................             (114)         (222)           (531)          (954)
  Leases...........................................                -             -               -              -
  Business.........................................               (2)           (1)             (3)            (1)
                                                           ---------        ------          ------         ------
    Total charge-offs..............................             (620)         (406)         (2,018)        (1,951)
                                                           ---------        ------          ------         ------
Recoveries:
  Mortgage.........................................               10           220             102            570
  Consumer.........................................               52            14             190             40
  Leases...........................................                -             -               -              -
  Business.........................................                -             1               -             45
                                                           ---------        ------          ------         ------
    Total recoveries...............................               62           235             292            655
                                                           ---------        ------          ------         ------
      Net loan and lease charge-offs...............             (558)         (171)         (1,726)        (1,296)
                                                           ---------        ------          ------         ------
Balance, end of period.............................        $  65,711        64,492          65,711         64,492
                                                           =========        ======          ======         ======

Net charge-offs to average loans and leases
(annualized).......................................              .03%          .01%            .03%           .03%


ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)
                                                                              SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                                                              -----------------  ----------------
                                                                                    (DOLLARS IN THOUSANDS)
Mortgage......................................................................    $ 52,727            51,607
Consumer......................................................................       7,053             7,214
Leases........................................................................         916               732
Business......................................................................       5,015             4,883
                                                                                   -------            ------
  Total.......................................................................    $ 65,711            64,436
                                                                                   =======            ======
Percent of loans and leases to ending loans and leases:
  Mortgage....................................................................        84.8%             88.3%
  Consumer....................................................................        11.2               8.8
  Leases......................................................................         2.8                .9
  Business....................................................................         1.2               2.0
                                                                                   -------            ------
    Total.....................................................................       100.0%            100.0%
                                                                                   =======            ======

The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .84% at September 30, 1996, down from .96% at December 31, 1995, reflecting third quarter loan growth. Credit quality remained high, with nonperforming assets at only .37% of total assets at September 30, 1996. Net charge-offs totaled $558,000 and $1.7 million for the three and nine months ended September 30, 1996, respectively. Net charge-offs for the comparable periods of 1995 were $171,000 and $1.3 million.

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

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At September 30, 1996, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 16)

                                                                              SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                                              -------------------------------------
                                                                                     (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family...................................................       $  9,240              15,145
      Multifamily and commercial...........................................          2,956               3,014
      Construction and land................................................          1,424               1,463
                                                                                   -------             -------
        Total mortgage loans...............................................         13,620              19,622
    Consumer...............................................................              -               1,525
    Lease financings.......................................................              -                  27
    Business...............................................................             20                   -
                                                                                   -------             -------
        Total nonaccrual loans and leases..................................         13,640              21,174
                                                                                   -------             -------
  Accruing loans and leases delinquent more than 90 days:
    Mortgage loans:
      One-to-four family...................................................          6,448               2,002
      Multifamily and commercial...........................................              -                 893
      Construction and land................................................              -                   -
                                                                                   -------             -------
        Total mortgage loans...............................................          6,448               2,895
    Consumer...............................................................            635                 147
    Lease financings.......................................................             69                   -
    Business...............................................................              -                   -
                                                                                   -------             -------
        Total accruing 90-day delinquent loans and leases..................          7,152               3,042
                                                                                   -------             -------
  Restructured real estate loans...........................................         17,840              18,835
                                                                                   -------             -------
        Total nonperforming loans and leases...............................         38,632              43,051
  Real estate acquired through foreclosure and other.......................         11,939              11,650
                                                                                   -------             -------
        Total nonperforming assets.........................................       $ 50,571              54,701
                                                                                   =======             =======
Ratio of:
  Nonperforming loans and leases to total loans and leases.................            .50%                .65%
  Nonperforming assets to total assets.....................................            .37                 .40
  Allowance for loan and lease losses to:
    Nonperforming loans and leases.........................................         170.09              149.67
    Total loans and leases before allowance................................            .84                 .96


Nonperforming assets at September 30, 1996 totaled $50.6 million, down $4.1 million from December 31, 1995. The ratios of nonperforming loans and leases to total loans and leases declined at September 30, 1996 from December 31, 1995.

At September 30, 1996, there were $22.4 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total is a $15.6 million loan on apartment buildings. The apartment building has experienced past cash flow shortfalls, but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At September 30, 1996, 61% of interest-bearing liabilities were in the form of deposits and 39% were in borrowings compared with 56% and 44% for deposits and borrowings, respectively, at December 31, 1995.

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

COMPOSITION OF DEPOSITS (Figure 17)
                                            SEPTEMBER 30, 1996                         DECEMBER 31, 1995
                                   ------------------------------------       ------------------------------------
                                                   WEIGHTED     PERCENT                       WEIGHTED     PERCENT
                                                    AVERAGE       OF                           AVERAGE       OF
                                     AMOUNT          RATE        TOTAL          AMOUNT          RATE        TOTAL
                                   ----------      ---------    -------       ----------      ---------    -------
                                                                  (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing.............   $   528,178        1.87%        6.8%       $   513,933         1.98%        7.3%
  Noninterest-bearing..........       294,498           -         3.8            220,029            -         3.2
Savings accounts...............       894,479        2.42        11.6          1,007,178         2.41        14.4
Money market accounts..........     1,254,041        3.57        16.2            829,087         3.19        11.8
Certificates of deposit........     4,774,745        5.78        61.6          4,438,831         5.97        63.3
                                   ----------                   -----         ----------                   ------
    Deposits...................     7,745,941        4.55       100.0          7,009,058         4.65       100.0
                                                                =====                                      ======
Plus unamortized premium
 on deposits purchased.........         2,351                                      3,433
                                   ----------                                 ----------
    Deposits, net..............   $ 7,748,292                                $ 7,012,491
                                   ==========                                 ==========
Weighted average cost
 including the annualized
 effect of applicable swaps,
 floors, and amortization
 of deferred gains on
 terminated swaps..............                      4.47%                                       4.61%
                                                     ====                                       =====


Total deposits were $7.7 billion at September 30, 1996 which was $735.8 million, or 10.5%, higher than at December 31, 1995. The primary reason for this deposit growth was the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan Area as of the close of business on June 28, 1996. The deposits acquired in this acquisition totaled $796.7 million. Four First Nationwide offices directly overlapped existing Michigan branch offices so they were consolidated into existing branch facilities. The cost of the First Nationwide deposits was 4.30% which contributed to the overall decline in the cost of deposits to 4.47% at September 30, 1996 from 4.61% at December 31, 1995.

BORROWINGS

At September 30, 1996, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $4.1 billion in real estate loans and $2.6 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)
                                                       SEPTEMBER 30, 1996      DECEMBER 31, 1996
                                                       ------------------    ---------------------
                                                                 WEIGHTED                 WEIGHTED
                                                                 AVERAGE                  AVERAGE
                                                       AMOUNT      RATE       AMOUNT        RATE
                                                       ------      ----       ------        ----
                                                                (DOLLARS IN THOUSANDS)

Fixed-rate advances ..........................      $1,707,715       5.88%    $1,310,122     5.78%
Variable-rate advances .......................       1,486,000       5.59      1,853,000     5.87
                                                     ---------                 ---------
  Advances ...................................       3,193,715       5.75      3,163,122     5.84
Unamortized premium  ........................                6                        22
                                                     ---------                 ---------
  Total advances, net ........................      $3,193,721                $3,163,144
                                                     =========                 =========
Weighted average cost including the annualized
 effect of applicable caps and amortization of
 deferred gains on terminated swaps ..........                       5.80%                   5.90%
                                                                     ====                    ====


The variable-rate advances reprice based upon LIBOR at one- to six-month intervals, and included $144.5 million with a 6.00% LIBOR cap, and $572.5 million which are callable, at par, by the FHLB.

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

REVERSE REPURCHASE AGREEMENTS (Figure 19)

                                                              SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                                           -------------------------      ------------------------
                                                                         WEIGHTED                       WEIGHTED
                                                                          AVERAGE                       AVERAGE
                                                             AMOUNT        RATE             AMOUNT        RATE
                                                             ------      ---------          ------     ----------
                                                                           (DOLLARS IN THOUSANDS)
Short term...........................................     $    106,079       5.57%       $   848,033       5.86%
Long term:
  Fixed rate.........................................          770,000       5.23            575,000       5.28
  Variable rate......................................          663,485       5.86            666,487       6.01
                                                           -----------                    ----------
Weighted average cost including
 amortization of fees................................     $  1,539,564       5.53        $ 2,089,520       5.80
                                                           ===========                    ==========
Weighted average cost including the annualized
 effect of amortization of deferred gains
 on terminated swaps.................................                        5.46%                         5.68%
                                                                            =====                          ====


Each long-term, variable-rate reverse repurchase agreement also contains an interest rate cap provision based upon a three-month LIBOR of 6.00%. Long-term, fixed-rate agreements include $200 million maturing in 1998 which are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning June 1997 and quarterly thereafter.

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

INTEREST RATE SWAPS (Figure 20)
                                              SEPTEMBER 30, 1996                        DECEMBER 31, 1995
                                      ----------------------------------      -------------------------------------
                                      NOTIONAL   RECEIVING      PAYING         NOTIONAL     RECEIVING     PAYING
                                      PRINCIPAL  INTEREST      INTEREST       PRINCIPAL     INTEREST     INTEREST
                                       AMOUNT      RATE          RATE           AMOUNT        RATE         RATE
                                      --------   ---------    ----------      ----------    ---------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Fixed payment and variable
 receipt maturing in 1999.......     $ 100,000    5.77%(a)     10.09%        $ 100,000      6.02%(a)     10.09%
                                      ========    ====         =====          ========      ====        ======
Variable payment and fixed receipt:
  Maturing in:
    1997........................     $  20,000    6.08%         5.56%        $  45,000      6.30%         5.63%
    1998........................       115,000    6.49          5.59                 -         -             -
    2000........................       110,000    7.06          5.60           110,000      7.08          5.63
    2001........................       120,000    7.30          5.62                 -         -             -
                                      --------    ----         -----          --------      ----        ------
      Total                          $ 365,000    6.91%         5.60%(a)     $ 155,000      6.86%         5.63%(a)
                                      ========    ====         =====          ========      ====        ======

-----------------------
(a)   Rates are based upon LIBOR.

The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of both fixed and variable interest. At September 30, 1996, the notional principal amount outstanding was $31.1 million with a weighted average receipt rate of 16.63% and payment rate of 5.63%. At December 31, 1995, the outstanding principal was $24.2 million with receipt and payment rates of 14.28% and 5.85%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At September 30, 1996, interest received based on a 5.80% LIBOR rate was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $514,000 at September 30, 1996.

The Company has entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities (Figure 21). These stand-alone agreements supplement the cap provisions which have been incorporated into some of the Company's borrowings. The agreements provide for receipt of interest when three-month LIBOR exceeds an agreed upon base rate. The Company receives a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. The agreements reprice quarterly. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $820,000 at September 30, 1996.

INTEREST RATE CAPS (Figure 21)
                                         SEPTEMBER 30, 1996                             DECEMBER 31, 1995
                              ----------------------------------------   --------------------------------------
                                                                 PER                                      PER
                               NOTIONAL              INTEREST   ANNUM    NOTIONAL              INTEREST  ANNUM
                              PRINCIPAL      BASE      RATE    COST OF  PRINCIPAL      BASE      RATE   COST OF
       MATURING IN              AMOUNT       RATE    RECEIVED    FEE      AMOUNT       RATE    RECEIVED   FEE
       ------------           ----------    ------   --------  -------  ----------    -------  -------- -------
                                                                (DOLLARS IN THOUSANDS)
1996......................     $       -       -%       -        -%      $ 200,000    6.00%        -      .21%
1997......................       650,000    6.00        -      .30         650,000    6.00         -      .30
                                --------    ----      ---      ---       ---------    ----      ----      ---
   Total.................      $ 650,000    6.00%       -      .30%      $ 850,000    6.00%        -      .28%

The cost (benefit) of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 22)

                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,
                                   ---------------------      -------------------
                                     1996          1995         1996        1995
                                     ----          ----         ----        ----
Interest expense:
 Deposits ....................      $(2,491)       6,228      (5,760)      17,066
 FHLB advances ...............          420          462       1,339          958
 Reverse repurchase agreements         (443)       7,828      (1,616)      28,496
                                    -------       ------      ------       ------
    Total ....................      $(2,514)      14,518      (6,037)      46,520
                                    =======       ======      ======       ======

LIQUIDITY

The Bank's principal sources of funds are deposits, FHLB advances, reverse repurchase agreements, repayments and maturities on loans and securities, proceeds from the sale of securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At September 30, 1996, the Bank's one-year gap was a negative 6.13% of total assets.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended September 30, 1996 was 7.13%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of (i) expected loan and lease demand, (ii) projected security maturities, (iii) expected deposit flows, (iv) yields available on short-term investments, and (v) the objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds sold, interest-bearing deposits and short-term agency and highly rated corporate debt securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At September 30, 1996, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $402.6 million, unfunded lines of consumer credit totaling $412.1 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $27.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1996 totaled $3.5 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At September 30, 1996, the Bank had $1.3 billion of advances from the FHLB and $281.1 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity.

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

REGULATORY CAPITAL (Figure 23)
                                                                              SEPTEMBER 30, 1996
                                                            ------------------------------------------------------
                                                                ACTUAL CAPITAL                REQUIRED CAPITAL
                                                            -----------------------       ------------------------
                                                             AMOUNT        RATIO           AMOUNT        RATIO
                                                             ------        -----           ------        -----
                                                                          (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital......................................   $ 771,264         5.69%       $ 203,204         1.50%
  Core capital..........................................     771,264         5.69          406,407         3.00
  Risk-based capital....................................     828,054        12.22          542,187         8.00
Prompt corrective action:
  Tier 1 leverage capital...............................     771,264         5.69          541,876         4.00
  Tier 1 risk-based capital.............................     771,264        11.38          271,094         4.00
  Total risk-based capital..............................     828,054        12.22          542,187         8.00


                                                                              DECEMBER 31, 1995
                                                            ------------------------------------------------------
                                                                ACTUAL CAPITAL                REQUIRED CAPITAL
                                                            -----------------------       ------------------------
                                                             AMOUNT        RATIO           AMOUNT        RATIO
                                                             ------        -----           ------        -----
                                                                          (DOLLARS IN THOUSANDS)
Capital adequacy:
  Tangible capital......................................   $ 822,670         6.11%       $ 202,027         1.50%
  Core capital..........................................     822,670         6.11          404,053         3.00
  Risk-based capital....................................     875,176        14.29          489,835         8.00
Prompt corrective action:
  Tier 1 leverage capital...............................     822,670         6.11          538,738         4.00
  Tier 1 risk-based capital.............................     822,670        13.44          244,917         4.00
  Total risk-based capital..............................     875,176        14.29          489,835         8.00

Management believes that as of September 30, 1996, the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as significant fluctuations in interest rates or a significant downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 24)
                                                    3RD QUARTER 2ND QUARTER  1ST QUARTER 4TH QUARTER  3RD QUARTER
                                                       1996        1996         1996        1995          1995
                                                    ----------- -----------  ----------- -----------  ------------
Market price of common stock(1):
  High.............................................  $  40.56       36.19       33.57        31.79        29.29
  Low..............................................     32.03       29.34       27.14        26.79        23.22
  Close............................................     40.00       33.22       32.14        29.17        28.10

Dividends declared and paid........................       .22         .22         .19          .19          .18

(1) Restated to reflect the 5% stock dividend issued September 30, 1996.

During the fourth quarter of 1994, the Board of Directors of the Company authorized management to repurchase up to 1.2 million shares (unadjusted for subsequent stock dividend) of the Company's common stock. Shares repurchased under this authorization are held in treasury and are available for issuance upon the exercise of stock options or for other corporate purposes. As of June 30, 1996, all of the shares had been repurchased under this authorization.

On May 15, 1996, the Board of Directors of the Company authorized management to repurchase 5% of the Company's outstanding common stock in an additional buyback program. As of that date, the Company had 47,354,637 common shares outstanding (adjusted for subsequent stock dividend).

On July 24, 1996, the Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996. On October 16, 1996, the Company declared a quarterly cash dividend of 23 cents per common share which represents a 5% increase from last quarter when the company paid 21.9 cents after adjusting for the 5% stock dividend. The cash dividend will be payable on November 18, 1996 to shareholders of record as of November 1, 1996.

                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

DIVIDEND

On October 16, 1996, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 23 cents per common share. The dividend will be payable on November 18, 1996 to shareholders of record as of November 1, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS

                 Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Selected Monthly Financial Highlights

            (b)  REPORTS ON FORM 8-K

                 The company filed a report on Form 8-K dated July 1, 1996 announcing the completion of the purchase of 21 branch offices and approximately $800 million in deposits in Michigan from First Nationwide Bank, a Federal Savings Bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHARTER ONE FINANCIAL, INC.

Date:   November 14, 1996                 /s/ Robert J. Vana
                                          ------------------

                                          Robert J. Vana
                                          Chief Corporate Counsel and Secretary



Date:   November 14, 1996                 /s/ Richard W. Neu
                                          ------------------

                                          Richard W. Neu
                                          Senior Vice President and Treasurer