Form 10-K405
period 1996-12-31
CHARTER ONE FINANCIAL INC
filed 1997-03-19
CIK 819692

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended DECEMBER 31, 1996, or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required)

For the transition period from _________________ to ___________________

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
Yes  X  No
    ---    ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was $1,965,032,000. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. and individuals owning more than 5% of the voting stock. The number of shares outstanding of the registrant's sole class of common stock as of February 28, 1997 was 46,330,703.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the April 24, 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                TABLE OF CONTENTS



 ITEM
NUMBER                                                                                                    PAGE
------                                                                                                    ----

                                     PART I

     1.      Business
               General .................................................................................      1
               Market Area and Competition .............................................................      2
               Discussion of Forward-looking Statements ................................................      2
               Lending Activities ......................................................................      3
               Investment Activities ...................................................................      9
               Sources of Funds ........................................................................     10
               Subsidiaries ............................................................................     11
               Employees ...............................................................................     12
               Regulation ..............................................................................     12
               Federal and State Taxation ..............................................................     14
               Executive Officers ......................................................................     15
     2.      Properties ................................................................................     16
     3.      Legal Proceedings .........................................................................     16
     4.      Submission of Matters to Vote of Security Holders .........................................     17

                                     PART II

     5.      Market for Registrant's Common Equity and Related Shareholder Matters .....................     17
     6.      Selected Financial Data ...................................................................     18
     7.      Management's Discussion and Analysis of Financial Condition and Results of Operations .....     20
     8.      Financial Statements and Supplementary Data ...............................................     37
     9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures .....     69

                                    PART III

     10.     Directors and Executive Officers of the Registrant ........................................     69
     11.     Executive Compensation ....................................................................     69
     12.     Security Ownership of Certain Beneficial Owners and Management ............................     69
     13.     Certain Relationships and Related Transactions ............................................     69

                                     PART IV

     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................     69

     Signatures ........................................................................................     73

                                     PART I


                           CHARTER ONE FINANCIAL, INC.

ITEM 1.   BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or "the Company") is a Delaware corporation organized in 1987 for the purpose of becoming a holding company and owning all of the outstanding common stock of Charter One Bank, F.S.B. ("Charter One Bank" or "the Bank") in connection with Charter One Bank's 1988 conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. In 1996, Charter One formed a new subsidiary, Charter Michigan Bancorp, Inc. ("CMB"), headquartered in Michigan. Charter One's ownership of the Bank was transferred to CMB to facilitate the Company's multistate operation. Charter One remains a unitary savings institution holding company which, under existing laws, has very few restrictions on permissible types of business activities. Charter One's business has consisted primarily of the business of Charter One Bank and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300.

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

Headquartered in Cleveland, Ohio, Charter One Bank now operates through 172 banking offices: 94 in Ohio and 78 in Michigan. Offices in Ohio serve the Cleveland, Toledo, Youngstown, Portsmouth, Akron and Canton metropolitan areas. The Michigan franchise continues to operate under the First Federal of Michigan name and its markets include all of southeast Michigan, Lansing, Owosso and Kalamazoo. In addition to the banking offices, Charter One has nine loan production offices in Columbus, Dayton, Brimfield, Medina and Findlay, Ohio; Grand Rapids and Clarkston, Michigan; Indianapolis, Indiana; and Ashland, Kentucky.

The business of Charter One Bank consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make residential mortgage, multifamily, commercial real estate, consumer and business loans. Charter One Bank has traditionally focused its lending activities on origination, for its portfolio, of loans secured by conventional first mortgages on owner-occupied one-to-four family residences located in its primary market areas. Residential mortgage lending remains Charter One Bank's most significant lending activity. Charter One Bank also originates first mortgage loans on multifamily and commercial real estate located primarily in its local market areas, as well as construction, consumer and business loans. Through subsidiaries, Charter One Bank engages in real estate appraisal, sales of tax-deferred annuities, mutual funds, and property and casualty and life insurance and the development, operation and sale of real estate. Additionally, in 1995, the Bank acquired companies, now owned as subsidiaries, which engage in leasing of capital equipment and providing data processing services. None of the subsidiary activities is considered to constitute a business segment.

Charter One Bank is a member of the Federal Home Loan Bank System ("FHLBS") and the Federal Home Loan Bank of Cincinnati, and its deposits are insured up to prescribed limits by the Federal Deposit Insurance Corporation ("FDIC"). Charter One Bank is subject to comprehensive examination, supervision and regulation by its primary regulator, the Office of Thrift Supervision ("OTS"), and the FDIC.

MARKET AREA AND COMPETITION

As of December 31, 1996, Charter One Bank is ranked among the 10 largest thrift institutions in the country and operates 172 banking offices including 94 banking offices within 13 counties in Ohio and 78 within 9 counties in Michigan. The Bank's Ohio franchise includes 46 offices in the Cleveland metropolitan area, 19 offices serving Toledo, 14 offices serving Canton, and 10 offices serving Akron. Additional Ohio markets include Portsmouth (two offices) and Youngstown (three offices). The Michigan franchise is concentrated in southeastern Michigan with 71 offices and includes four offices in Lansing and Owosso located in the middle of the state. An additional four offices in Kalamazoo in the southwest portion of Michigan round out the franchise. The market areas now served by the Bank include approximately 37% of the population of Ohio and 54% of Michigan.

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

The Bank experiences substantial competition in attracting and retaining deposits as well as in satisfying lending objectives. Historically, the primary methodology employed by the Bank to attract deposits consists of attractive interest rates paid on consumer investments, federal deposit insurance coverage, many conveniently located offices and high quality service. The Company believes that, as of June 30, 1996, the Bank's deposits represented an overall market share of 7.7% in Ohio and 4.4% in Michigan in those counties in which it operates.

The primary factors in competing for loans are interest rates, loan origination fees, product offerings and service. Although fixed-rate loan products represent a significant percentage of the Bank's originations, emphasis has been placed on the generation of adjustable-rate and shorter term loans in keeping with prudent management of interest rate risk factors. At December 31, 1996, the $12.8 billion portfolio of loans and mortgage-backed securities was composed of approximately 41.9% with adjustable rates and 58.1% with fixed rates. This blend helps moderate the effect of interest rate fluctuations on net interest income and portfolio market value.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Economic Conditions and Real Estate Risk. Charter One's lending operations are concentrated in Ohio and Michigan. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements.

Interest Rate Risk. Charter One realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. As a result, significant shifts in interest rates could affect the accuracy of previously made forward-looking statements.

LENDING ACTIVITIES

General. The composition of Charter One's loans and leases held for investment is summarized below.

                         COMPOSITION OF LOANS AND LEASES

                                 ---------------------------------------------------------------------------------------------
                                                                        AT DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------
                                     1996                1995               1994                1993                1992
                                 --------------     ---------------     --------------     --------------       --------------
                                          % of                % of               % of                % OF                % of
                                 AMOUNT   Total     AMOUNT    Total     AMOUNT   Total      AMOUNT   TOTAL      AMOUNT   Total
                                 ------   -----     ------    -----     ------   -----      ------   -----      ------   -----
                                                               (DOLLARS IN THOUSANDS)
Real estate mortgage
  loans:
    Permanent:
      One-to-four family ....  $6,072,927  75.0%  $5,140,857   77.0%  $5,266,481  80.0%   $5,273,924   80.7%  $4,880,129   79.0%
      Multifamily ...........     290,195   3.6      359,056    5.4      394,676   6.0       430,870    6.6      440,981    7.1
      Commercial
        real estate .........     348,787   4.4      368,372    5.5      351,892   5.3       392,280    6.0      428,684    7.0
                               ---------- -----   ----------  -----   ---------- -----    ----------  -----   ----------  -----
          Total permanent ...   6,711,909  83.0    5,868,285   87.9    6,013,049  91.3     6,097,074   93.3    5,749,794   93.1
    Construction:
      One-to-four family ....     268,766   3.3      132,776    2.0      133,081   2.0       116,325    1.8      106,140    1.7
      Multifamily ...........      14,517    .2       11,495    0.1        7,645   0.1         3,281    0.1        4,775    0.1
      Commercial
        real estate ........       19,122    .2       38,592    0.6       32,863   0.5        31,706    0.4       27,061    0.4
                               ---------- -----   ----------  -----   ---------- -----    ----------  -----   ----------  -----
          Total
            construction ...      302,405   3.7      182,863    2.7      173,589   2.6       151,312    2.3      137,976    2.2
                               ---------- -----   ----------  -----   ---------- -----    ----------  -----   ----------  -----
            Total mortgage
              loans ........    7,014,314  86.7    6,051,148   90.6    6,186,638  93.9     6,248,386   95.6    5,887,770   95.3
Consumer loans .............      929,204  11.4      594,609    8.9      483,531   7.3       392,001    6.0      414,035    6.7
Lease financings ...........      251,133   3.1      131,352    2.0            -     -             -      -            -      -
Business loans .............      100,302   1.2       65,747    1.0       84,307   1.3        70,125    1.1       64,779    1.0
                               ---------- -----   ----------  -----   ---------- -----    ----------  -----   ----------  -----
             Total loans
               and leases ..    8,294,953 102.4    6,842,856  102.5    6,754,476 102.5     6,710,512  102.7    6,366,584  103.0
Less net items .............      194,611   2.4      168,596    2.5      166,923   2.5       171,259    2.7      187,031    3.0
                               ---------- -----   ----------  -----   ---------- -----    ----------  -----   ----------  -----
  Loans and
    leases, net ............   $8,100,342 100.0%  $6,674,260  100.0%  $6,587,553 100.0%   $6,539,253  100.0%  $6,179,553  100.0%
                               ========== =====   ==========  =====   ========== =====    ==========  =====   ==========  =====


As of December 31, 1996, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank's total loans and leases that is not included as a loan or lease category in the table above.

Charter One Bank has traditionally focused its lending activities on the origination, for its portfolio, of loans secured by conventional first mortgages on owner-occupied, one-to-four family residences located in its market areas in Ohio and, since the Merger, in Michigan. Residential mortgage lending remains the Bank's most significant lending activity. However, for many years, in an effort to increase net yield and shorten asset duration, the Bank has emphasized loans on multifamily and commercial real estate located primarily in its local market areas, as well as construction, consumer and business loans. It is not anticipated that Charter One Bank will alter its principal lending focus during the next three years of operations, which will remain to continue to grow market share through more efficient and deliberate delivery techniques together with improved service and particular emphasis on non one-to-four family loan products. Additionally, in January 1997 the Company formed a consumer finance subsidiary which will market residential loans to sub-prime borrowers.

The following table reflects the principal repayments contractually due (assuming no prepayments) on the Bank's loans held for investment and mortgage-backed securities held to maturity portfolio at December 31, 1996. Management expects prepayments will cause actual maturities to be shorter.

                             CONTRACTUAL MATURITIES

                                  PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN THE YEAR(S) ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------------
                                                          2000-       2002-       2007-     2012 AND
                           1997      1998      1999       2001        2006        2011     THEREAFTER     TOTAL
                           ----      ----      ----       ----        ----        ----     ----------     -----
                                                           (DOLLARS IN THOUSANDS)

Real estate mortgage
 loans:
  Permanent ........... $ 290,605   338,741   285,336     550,118   1,483,401   1,067,369   2,627,512     6,643,082
  Construction loans ..    16,523    15,728     8,005       5,097      16,664      20,315     101,110       183,442
Mortgage-backed
 securities held to
 maturity .............   126,028   135,703   146,125     326,784   1,063,660     707,099   2,187,597     4,692,996
Consumer loans ........    80,074    80,123    79,606     148,302     482,503      43,787      14,355       928,750
Business loans ........    29,416    11,809    13,380      14,343      20,784       4,725         451        94,908
                         --------- --------- ---------  ----------  ---------- ----------- ----------- -------------
    Loans held for
     investment and
     mortgage-backed
     securities held to
     maturity, net(1).. $ 542,646   582,104   532,452   1,044,644   3,067,012   1,843,295   4,931,025    12,543,178
                         ========= ========= =========  ==========  ========== =========== =========== =============

--------------

(1) Of the $12.0 billion of loans and mortgage-backed securities due after December 31, 1997, 58.9% are fixed rate and 41.1% are adjustable rate.


The table below stratifies the Bank's mortgage-backed security and loan and lease portfolios by adjustable-rate and fixed-rate balances. All amounts are shown prior to any allowance for loan losses, unamortized premiums and discounts, deferred points and fees and loans in process.

                                                                      AT DECEMBER 31,
                                         ----------------------------------------------------------------------
                                            1996          1995            1994           1993          1992
                                            ----          ----            ----           ----          ----
                                                                   (DOLLARS IN THOUSANDS)
Adjustable-rate (1):
  Mortgage loans and mortgage-
   backed securities                    $ 5,008,935      4,692,067       4,906,110     3,576,751     3,667,895
  Consumer loans                            301,433        258,286         241,185       237,309       256,373
  Business loans                             77,892         51,025          69,629        57,543        62,355
                                         -----------   ------------    ------------   -----------   -----------
     Total adjustable-rate loans        $ 5,388,260      5,001,378       5,216,924     3,871,603     3,986,623
                                         ===========   ============    ============   ===========   ===========
Fixed-rate:
  Mortgage loans and mortgage-
   backed securities                    $ 6,584,310      6,661,155       7,958,664     9,350,018     8,194,477
  Consumer loans                            627,771        336,323         242,346       154,692       157,662
  Business loans                             22,410         14,722          14,678        12,582         2,424
  Lease financings                          251,133        131,352               -             -             -
                                         -----------   ------------    ------------   -----------   -----------
     Total fixed-rate loans             $ 7,485,624      7,143,552       8,215,688     9,517,292     8,354,563
                                         ===========   ============    ============   ===========   ===========
Adjustable-rate loans, leases
  and mortgage-backed
  securities as a percentage of
  total loans, leases and
  mortgage-backed securities                  41.85%         41.18%          38.84%        29.82%        32.30%

--------------

(1) Substantially all loans, leases and mortgage-backed securities in the adjustable-rate loan portfolio have contractual interest rates that increase or decrease at periodic intervals no greater than three years, or have original terms to maturity of three years or less.

Residential Mortgage Lending. Under applicable federal regulations, Charter One Bank may originate or purchase whole residential mortgage loans secured by properties located anywhere in the United States. The Bank has, however, traditionally focused its lending activities on the origination of first mortgage loans on residential property in its market areas and, at December 31, 1996, over 90% of the Bank's one-to-four family residential loan portfolio was secured by properties located in its primary market areas. The Bank offers fixed-rate and adjustable-rate("ARM") mortgage loans with terms ranging from 10 to 30 years, including traditional single-family home mortgage loans with terms of either 15 or 30 years.

Over the past few years, the Bank has begun incorporating prepayment penalties into many of its residential mortgage products, both fixed rate and adjustable rate. The objective is to reduce the risk of mortgage prepayments during periods of declining interest rates and reduce the likelihood that adjustable-rate loans prepay before reaching the fully indexed interest rate. At December 31, 1996, 17% of the Bank's single-family loan portfolio included prepayment provisions, up from 5% at the end of 1995.

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

Generally, Charter One Bank's ARMs have contractual maturities of 30 years and amortize on a monthly basis. The Bank originates ARMs that adjust semi-annually, annually or every three or five years. At December 31, 1996, the total balance of three-year ARMs was $569.2 million, and the total balance of five-year ARMs was $105.8 million. The Bank often originates ARMs at a competitive initial rate below the rate that would prevail if the index used for repricing was to be applied at origination. However, the Bank generally applies underwriting criteria that limit the amount of the loan to an amount for which the borrower could qualify at the indexed rate.

The Bank has originated ARMs tied to various indices, including six-month Treasury bill and longer term Treasury security rates published by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank's ARM products feature a stated margin, which may vary from time to time depending on competitive conditions, over a specified published index, with maximum decreases or increases in the interest rate during the year of 2.00%. In addition, borrowers are entitled to refinance these loans at any time within the first three years, upon the payment of specified fees, to any fixed-rate loan plan available at the Bank at interest rates in effect at that time.

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

The Bank's residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage. The Bank enforces due-on-sale clauses through foreclosures and other legal proceedings to the extent permitted under applicable laws. Loans insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA") do not contain due-on-sale clauses. At December 31, 1996, FHA and VA loans represented 1.0% of the Bank's total loan portfolio (excluding mortgage-backed securities).

Residential mortgage loan originations are derived from a number of sources, including commission loan representatives, wholesale account representatives, real estate broker referrals, present borrowers and savers, builders and walk-in customers. The Bank also advertises its residential mortgages extensively in local newspapers. Loan applications are accepted by designated loan representatives and are underwritten by a separate staff of underwriters employed at each of the Bank's divisional headquarters. Residential mortgage loans exceeding $600,000 must be approved by two members of the Board of Directors who are also members of the loan committee or one member of the Board of Directors and the Executive Vice President of Mortgage Lending.

Commercial Real Estate and Multifamily Lending. The Bank originates loans secured by multifamily and commercial real estate properties. At December 31, 1996, the Bank's permanent and construction multifamily and commercial real estate loan portfolios totaled $672.6 million, representing 8.4% of the total loan and lease portfolio (excluding mortgage-backed securities). Generally, permanent loans are made to finance the acquisition of seasoned income-producing properties located in the Bank's market areas or as the permanent financing following completion of construction on such properties. Permanent loans have a maximum amortization of 30 years, and typically have terms ranging from five to 10 years. Rates on permanent loans adjust at specified intervals (typically 90-day, one-year, three-year or five-year intervals) to specified spreads over related U.S. Treasury security indices. The Bank has also granted loans where the borrower may elect to change the index and the adjustability of the loan.

Commercial real estate loans are generally written in amounts of 80% or less of the appraised value of the property. Property securing commercial real estate loans is required to be appraised by the Bank's appraisal subsidiary or by an outside appraiser whose work is reviewed by the Bank's appraisal subsidiary. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank generally requires that the property produce net income (i.e., income after all operating expenses but before mortgage payments) in excess of 115% of the debt service requirement. The Bank makes nonrecourse and partial recourse loans when, in the opinion of management, the value of the property securing the loan justifies it. Generally, the Bank limits its multifamily and commercial real estate loans to one borrower to amounts not exceeding $20 million, although its legal limit at December 31, 1996 was $115 million.

The Bank also provides construction financing and land acquisition and development loans. At December 31, 1996, the total amount of commercial real estate construction loans and multifamily construction loans amounted to $33.6 million, of which $16.9 million was outstanding. Land acquisition and development loans amounted to $20.1 million, of which $14.5 million was outstanding at December 31, 1996. These loans may involve additional risks attributable to the fact that funds are advanced upon the security of the project under construction or development, which is of uncertain value prior to the completion of construction or development and because it is relatively difficult to evaluate accurately the total funds required to complete construction or development or the time and interest carry required to lease constructed property or sell developed property. At December 31, 1996, commercial and multifamily construction loans represented .4% of the portfolio. Acquisition and development loans represented .2% of the portfolio at December 31, 1996. The Bank's largest outstanding construction loan at December 31, 1996 totaled $7.4 million. The largest outstanding acquisition and development loan at December 31, 1996 totaled $3.1 million.

The maximum term on construction and land acquisition and development loans is 36 months, but is more typically 24 months. Rates charged on construction and land acquisition and development loans float over specified prime rates and adjust monthly.

At December 31, 1996, the largest portion of the Bank's commercial real estate loan portfolio consisted of loans on strip shopping centers. Those loans comprise 36% of the commercial real estate loans. In addition to strip shopping centers, the Bank's commercial real estate loan portfolio is secured by office buildings, warehouses, land, hotels, mobile home parks and other properties. None of these groups represented more than 15% of the commercial real estate loan portfolio. See Note 5 of the "Notes to Consolidated Financial Statements" for further information concerning these loan balances.

Commercial mortgage lending generally involves greater risk than residential mortgage lending. Such lending typically involves larger loan balances to single borrowers or groups of related borrowers than residential mortgage loans. Furthermore, the repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the Bank's loans may be impaired. These risks can be affected significantly by supply and demand in the market for the type of property securing the loan and by general economic conditions, and commercial mortgage loans may thus be subject, to a greater extent than residential property loans, to adverse conditions in the economy. At December 31, 1996, $4.1 million, or .6%, of the Bank's multifamily and commercial real estate loans were 61 days or more delinquent.

Consumer Lending. Under applicable Federal law, the Bank is authorized to invest up to 30% of its assets in consumer loans. Charter One Bank currently originates a variety of consumer loans including lines of credit secured by owner-occupied real estate, marine loans, unsecured loans and real estate equity loans. The Bank's consumer loan portfolio, excluding unearned discounts, totaled approximately $929.2 million at December 31, 1996 representing 11.4% of its total loans and lease portfolio (excluding mortgage-backed securities). At December 31, 1996, the Bank had authorized lines on home equity lines of credit of $715.1 million, $280.5 million of which was outstanding under this program, representing 30.2% of the consumer loan portfolio. The Bank's closed-end consumer loans totaled $644.0 million, or 69.3% of consumer loans at December 31, 1996. These closed-end loans included term loans secured by the first or second mortgages on one-to-four family residential properties ($488.4 million), marine loans ($112.7 million), and mobile home loans ($34.0 million).

In underwriting consumer loans, the Bank places primary emphasis on the applicant's credit history, stable income and net worth. Loans secured by second mortgages, together with loans secured by all prior liens, are usually limited to 90% or less of the appraised value of the property securing the loan or 80% in the case of non-amortizing home equity lines of credit. At December 31, 1996,
 .4% of the Bank's consumer loan portfolio was 61 days or more delinquent.

Lease Financing. The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation ("ICX"). The equipment leased by ICX is for commercial and industrial use only. The leasing business is targeted to upper middle-market and larger companies ("lessee"), specifically those with revenues in excess of $100 million annually. Equipment leasing offers an alternative type of financing to corporations for capital equipment acquisitions. Leases are for terms up to 15 years, are generally at fixed rates, and are noncancellable contractual obligations of the lessee.

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

ICX transactions generally range in size from $25,000 to $10 million. On December 31, 1996, ICX had an exposure exceeding $10.0 million to five lessees. On December 31, 1996, ICX's lease portfolio amounted to $251.1 million or 3.1% of the total loan and lease portfolio. On December 31, 1996, .13% of ICX's leases were 30 days or more delinquent and there were no leases that were not accruing interest. See Note 5 to the Consolidated Financial Statements for further information concerning leases.

Business Lending. The Bank is permitted to invest up to 10% of its assets in secured and unsecured loans for commercial, corporate, business and agricultural purposes.

The Bank's business lending services are directed toward smaller "middle market" companies, i.e., those with $5.0 million to $50.0 million in sales, located in its market areas. Under its corporate banking program, the Bank offers traditional lines of credit, revolving credits, term loans, single purpose loans, commercial letters of credit and acceptances, and performance letters of credit. The Bank also offers Small Business Administration guaranteed loans at slightly higher rates.

The prevailing indices for rate adjustments are the Bank's prime rate, which is adjusted to reflect changes in local or national money market conditions, and the three-year U.S. Treasury rate. The majority of loans within the portfolio carry a rate increment based upon factors such as the term of the loan, credit risk, and the account relationship of the borrower. A few loans have fixed interest rates determined at the time of takedown. Terms of such loans are usually five years or less.

Business loans are made on the basis of the borrower's ability to repay from the cash flow of the business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans may be substantially dependent on the success of the business itself. Collateral securing the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. At December 31, 1996, 98.6% of total business loans were secured by some form of collateral.

The Bank's business loan commitments range in size from $100,000 to $17.4 million. At December 31, 1996, commitments of $1.0 million or more had been made to 28 borrowers, including seven commitments in excess of $5 million. Business loans over $1 million require approval of a majority of the Bank's Business Loan Committee, which is comprised of members of the Board of Directors and management.

The largest commitment totals $17.4 million, of which $6.4 million was outstanding at December 31, 1996. The borrower, which engages in steel warehousing, steel trucking and truck leasing, is performing in accordance with contract terms. The second largest commitment totals $17.0 million, of which $9.1 million was outstanding at December 31, 1996. The borrower, which wholesales building materials and trucks, parts and accessories, manufactures architectural and structural pre-cast concrete products, and processes mined products, is performing in accordance with contract terms. The third largest commitment totals $8.6 million, of which $8.6 million was outstanding at December 31, 1996. The borrower is a full service commercial printer and is performing in accordance with contract terms.

As of December 31, 1996, the Bank's business loan portfolio amounted to $100.3 million, or 1.2% of its total loan portfolio (excluding mortgage-backed securities), while its unfunded commitments totaled $50.7 million. At such date, the Bank had a total of 566 loans to 318 borrowers outstanding. Business loans are generally considered to involve a higher degree of risk than residential real estate loans. At December 31, 1996, 1.8% of the Bank's business loans were 30 days or more delinquent, including $300,000 that was not accruing interest.

Purchase, Sale and Servicing of Mortgage Loans and Mortgage-Backed Securities. From time to time, the Bank has purchased whole loans and mortgage-backed securities in accordance with ongoing asset and liability management objectives. In addition, from 1991 to 1993, the Bank acquired $1.1 billion in loans when it purchased Women's Federal, Civic Savings and First Federal of Toledo. The Bank underwrites the loans it purchases on the basis of its own underwriting standards. The Bank currently purchases loans only from federally insured depository institutions or nationally recognized mortgage bankers or on a service-released basis. At December 31, 1996, loans serviced by others totaled $306.6 million, representing 3.8% of the Bank's loan portfolio.

Charter One Bank originates loans primarily for retention in its portfolio. From time to time, the Bank will use the secondary mortgage market to reduce the Bank's interest rate risk. This also allows the Bank to continue to make loans during periods when saving flows decline or funds are not otherwise available for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to .50% per annum of the unpaid balance of each loan. The Bank has also engaged in the sale of seasoned fixed-rate mortgage loans and mortgage-backed certificates in order to attempt to reduce its exposure to interest-rate risk by investing the proceeds in assets with higher rates and shorter terms. At December 31, 1996, the Bank serviced for others approximately $1.5 billion of mortgage loans. The Bank has not typically sold loans with servicing fees materially in excess of normal servicing fee rates, which would require an adjustment to the selling price pursuant to SFAS No. 65.

The following table sets forth information as to the Bank's loan and lease servicing portfolio, net of loans in process, at the dates shown.

                      1996                1995                1994                 1993                1992
                ----------------    ----------------     ----------------    ----------------     ----------------
                 AMOUNT     %        AMOUNT     %         AMOUNT     %        AMOUNT     %         AMOUNT     %
                --------- ------    --------- ------     --------- ------    ---------- -----     --------- ------
                                                     (DOLLARS IN THOUSANDS)

Loans and
 leases owned
 and serviced
 by the Bank   $7,793,707  84.1%   $6,431,056  84.5%    $6,301,477  87.7%   $6,009,254  86.2%    $5,593,362  82.0%

Loans
 serviced for
 others ......  1,478,187  15.9     1,181,245  15.5       883,399   12.3       960,318   13.8      1,223,993  18.0
                --------- ------    --------- ------     --------- ------    ---------- ------    --------- ------

    Total ...  $9,271,894 100.0%   $7,612,301 100.0%    $7,184,876 100.0%   $6,969,572  100.0%    $6,817,355 100.0%
                ========= ======    ========= ======     ========= ======    ========== ======     ========= ======

Information concerning the Bank's servicing income from loans serviced for others is summarized in the following table for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
                                                      1996         1995           1994        1993        1992
                                                     --------     --------       -------     -------     -------
                                                                         (DOLLARS IN THOUSANDS)

Loan servicing income during the period...........    $5,829       $4,143        $4,735      $5,534      $6,589

Loan servicing income as a percentage
  of net interest income..........................      1.54%        1.30%         1.52%       1.80%       2.67%

Gross servicing spread during the period..........      0.49%        0.45%         0.47%       0.45%       0.40%


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

Federal regulations require that each insured institution should independently review and classify assets. For those assets that have been reviewed and determined to have greater risk than normally acceptable, there are three classifications - "substandard," "doubtful" and "loss." An asset classified Substandard is inadequately protected by the net worth and paying capacity of the obligor or by the collateral pledged, if any. Assets so classified suffer from a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset classified Doubtful has the weaknesses of those classified Substandard with the added characteristic that the weakness or weaknesses make collection or liquidation in full highly questionable and improbable. An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset is unwarranted. On the basis of management's review at December 31, 1996, the Bank had classified $44.1 million in assets as substandard, $1.5 million as doubtful and $2.3 million as loss. Management periodically reviews its loan and lease portfolio and has, in the opinion of management, appropriately classified and established allowances against all assets requiring classification under the regulation.


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

As a member of the FHLB System, the Bank is required to maintain liquid assets at minimum levels which vary from time to time. Funds not used by the Bank for loan originations have been invested in instruments that enhance the Bank's liquidity and yield within acceptable credit risk parameters. The general objectives of the Bank's investment policy are to (i) furnish funds to meet the anticipated and unanticipated operating needs of the Bank; (ii) maximize income while protecting against credit risks; (iii) comply with legal liquidity requirements; and (iv) manage the repricing characteristics of the Bank's assets and liabilities. The Bank's investment activities are directly supervised by an investment committee under investment policy guidelines adopted by the Board of Directors. These guidelines generally limit investments to securities qualifying as liquid assets under applicable regulations. With the prior approval of the investment committee, the Bank may, however, purchase any security qualifying as a legal investment subject to Board-approved limits by type. The relative size and mix of investment securities and loans in the Bank's portfolio are based on management's judgment as to the attractiveness of yields available on loans and other investments of comparable maturities. The Bank emphasizes low credit risk as a major factor in selecting investment securities.


SOURCES OF FUNDS

General. Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and securities. At December 31, 1996, 61% of interest-bearing liabilities were in the form of deposits and 39% were in borrowings compared to 56% and 44%, respectively, at December 31, 1995. Deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competitive factors. Borrowings are used to compensate for reductions in normal sources of funds, such as deposit inflows. They may also be used to support expending loan originations.

Deposits. The Bank reprices its deposits weekly, or more frequently if required, based primarily on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent penalties on early withdrawal of its certificates of deposit.

Consumer and commercial deposits are attracted principally from within the Bank's market areas through the offering of a broad selection of deposit instruments including passbook savings accounts, checking accounts, and money market accounts. The Bank also offers certificates of deposit with terms ranging from 30 days to 10 years. Interest rates on these certificates vary according to the terms selected and are based upon several indices, including the rates paid on government securities with similar maturities.

The following table indicates the amount of the Bank's certificates of deposit and other deposits of $100,000 or more by the time remaining until maturity as of December 31, 1996.

                                                 CERTIFICATES  CHECKING, SAVINGS AND
    TIME TO MATURITY AS OF DECEMBER 31, 1996      OF DEPOSIT   MONEY MARKET ACCOUNTS
    ----------------------------------------     ------------  ---------------------
                                                        (DOLLARS IN THOUSANDS)

Three months or less ............................  $ 161,356         $ 294,578
Three through six months ........................    200,318                 -
Six through twelve months .......................    159,643                 -
Over twelve months ..............................    132,985                 -
                                                    ---------         ---------

   Total ........................................  $ 654,302         $ 294,578
                                                    =========         =========

The following table sets forth, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit at December 31, 1996.

                                                                     DECEMBER 31, 1996
                                         --------------------------------------------------------------------------
                                                               MATURING IN                              TOTAL
                                         ---------------------------------------------------------    -------------
                                            1997            1998          1999        THEREAFTER
                                            ----            ----          ----        ----------
                                                                 (DOLLARS IN THOUSANDS)

4.00% or less ...............           $    34,246          9,445         9,278           7,122          60,091
4.01 - 6.00% ................             2,744,012        477,934       144,333         101,341       3,467,620
6.01 - 8.00% ................               697,222        190,154        75,883         186,082       1,149,341
8.01 - 10.00% ...............                 6,696          8,171        11,386          51,618          77,871
10.01 - 12.00% ..............                 6,876            414           690           3,071          11,051
12.01 - 14.00% ..............                     -             10            39             329             378
14.01% or more ..............                     -             17             -               -              17
                                         -----------      ---------     ---------       ---------     -----------
  Total certificates ........           $ 3,489,052        686,145       241,609         349,563       4,766,369
                                         ===========      =========     =========       =========     ===========
  Percent of total ..........                  73.2%          14.4%          5.1%            7.3%          100.0 %
                                              ======         ======         =====           =====         =======

Borrowings. The Bank borrows funds from the FHLB ("FHLB advances") on the security of its capital stock of the FHLB and a portion of its real estate loans and mortgage-backed securities. The Bank must meet certain standards related to creditworthiness and community support in connection with the borrowings. These borrowings are made pursuant to several different credit programs with varying interest rates and maturities. Over the past few years, the Bank has increased its use of FHLB advances with variable-rate, interest-rate cap and call features.

The Bank also uses reverse repurchase agreements as part of its funding sources. These instruments have traditionally been short-term funding sources, but in recent years agreements have included extended terms as well as variable-rate, interest-rate cap and call features. Although replacement of its reverse repurchase agreements as they mature is not guaranteed, management believes established credit lines and collateral levels are sufficient to continue the availability of this source of funds.

Further reference is made to Notes 8, 9 and 10 of the "Notes to Consolidated Financial Statements" for an analysis of FHLB advances, reverse repurchase agreements and other borrowings. See also Note 11 of the "Notes to Consolidated Financial Statements" for information regarding the interest rate risk management instruments used to extend the terms of liabilities and protect the cost of funds from increasing interest rates.

The following table sets forth certain information regarding short-term borrowings at the end of and during the periods indicated. The Company's short-term borrowings consist entirely of reverse repurchase agreements.

                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                               1996                 1995               1994
                                                               ----                 ----               ----
                                                                            (DOLLARS IN THOUSANDS)

Borrowings outstanding at end of period ..............     $          -              848,033          2,321,433
Weighted average rate at end of period(1) ............                -%                5.86%              5.61%
Maximum month-end balance of borrowings
  during the period ..................................     $    565,432         $  2,662,000       $  2,526,000
Approximate average borrowings outstanding
  during the period(2) ...............................          204,069            2,273,000          2,245,000
Approximate weighted average rate during
  the period(1) ......................................             5.58%                5.99%              4.44%

------------------

(1) Does not include the annualized effect of interest rate exchange, cap and collar positions.
(2)  Computed on a daily basis.


SUBSIDIARIES

As a federally chartered savings bank, the Bank is permitted by federal regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries which may engage exclusively in OTS-approved activities that are reasonably related to the Bank's business. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes. The net book value of the Bank's investment in and loans to its service corporations at December 31, 1996 was $309.5 million, including a $10.0 million letter of credit guaranteeing an equal amount of industrial revenue development bonds, the proceeds of which were used for the construction of its headquarters building in 1986. Operations of the subsidiaries accounted for $25.1 million or 5.8% of 1996 consolidated total income.

Service corporations are involved principally in equipment leasing; real estate appraisal; sales of tax-deferred annuities, mutual funds and property and casualty insurance; data processing services; and the development, operation and sale of real estate.

EMPLOYEES

At December 31, 1996, Charter One and its subsidiaries employed 2,552 full-time equivalent employees, none of whom is represented by a collective bargaining group. Management considers its relations with its employees to be excellent.

Charter One currently maintains a comprehensive employee benefit program providing, among other benefits, an ESOP plan, a 401(k) savings plan, hospitalization and major medical insurance, paid sick leave, long-term disability insurance, life insurance and educational programs.


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

The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Riegle-Neal Interstate Banking and Efficiency Act of 1994, which when fully effective on June 1, 1997, permits commercial banks interstate branching which could result in more intense competition from out of state banks. Second, on September 30, 1996, the Regulatory Paperwork Reduction Act was signed into law. Among other things this legislation eliminated the premium differential between SAIF insured institutions and Bank Insurance Fund ("BIF") insured institutions. The new legislation also provides for the merger of SAIF and BIF if certain conditions are met by January 1, 1999.

Capital Requirements. Regulatory capital standards for savings institutions consist of three components: a core capital requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required to be no less stringent than the corresponding requirements applicable to national banks.

All savings institutions must have core capital of at least 3.00% of adjusted total assets. Charter One Bank's core capital equals shareholders' equity adjusted for net unrealized gains and losses on securities available for sale less the capitalization of the parent company, its investment in a real estate subsidiary and goodwill. Charter One Bank's core capital ratio was 5.00% at December 31, 1996.

Savings institutions have a statutory requirement to maintain tangible capital of at least 1.5% of adjusted total assets. For purpose of this requirement, Charter One Bank's tangible capital is equal to its core capital. At December 31, 1996, Charter One Bank's tangible capital ratio was 5.00%.

The risk-based capital standard adopted by the OTS currently requires savings institutions to maintain a minimum ratio of total capital (core capital plus supplementary capital) to risk-weighted assets of 8.00%. At the end of 1996, Charter One Bank's supplementary capital consisted of general valuation allowances. Supplementary capital may be used to satisfy the risk-based requirement only up to an amount equal to core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks which OTS deems inherent in the type of assets. Charter One Bank's risk-based capital ratio was 10.62% at December 31, 1996.

The OTS has adopted final regulations adding an interest rate risk component to the risk-based capital requirements for savings associations, although implementation of the regulation has been delayed. In August 1995, the FDIC revised its capital standards to state explicitly that it will consider the risk of declines in the economic value of capital due to changes in interest rates. The FDIC stated that in the future, after gaining more experience with the risk measurement process, it will issue a proposed rule that would establish an explicit minimum capital charge for interest rate risk. The ultimate effect of such risk-based capital requirements cannot be determined until final regulations are adopted.

See "MD&A - Capital and Dividends" and Note 14 of the "Notes to Consolidated Financial Statements" for a discussion of Charter One Bank's capital calculation and its compliance with regulatory capital requirements and the Prompt Corrective Action Act at December 31, 1996.

Capital Distributions Regulation. The OTS regulation on capital distributions imposes limits on all capital distributions by savings institutions. Since this regulation applies to Charter One Bank, it affects the Bank's ability to pay dividends to its parent, CMB, which pays dividends to Charter One, which in turn pays dividends to its shareholders. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. An institution that has regulatory capital which is at least equal to its capital requirement and has not been notified that it "is in need of more than normal supervision," is a Tier 1 institution. Charter One Bank was a Tier 1 institution at the end of 1996. A Tier 1 institution is permitted to make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. In December 1994, the OTS proposed revisions to its capital distribution regulations to conform with the capital adequacy classification adopted under FDICIA. Under the proposal, savings associations generally would be authorized to make capital distributions so long as they are not deemed in troubled condition and would remain classified as at least adequately capitalized following a proposed distribution. Savings associations held by savings and loan holding companies would still be required to submit prior written notification to the OTS, as was the case at the end of 1996.

Charter One's principal source of capital is dividends paid to it by CMB which principal source of capital is dividends paid to it by Charter One Bank. In 1996, Charter One Bank paid dividends of $100 million to the Company (prior to the formation of CMB) and $108 million to CMB. The above-described regulation on capital distributions does not currently affect the ability of Charter One to pay dividends to its shareholders. See "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters" for dividends paid to shareholders.

Deposit Insurance. Charter One Bank's deposits are insured up to $100,000 by the FDIC through the SAIF and backed by the full faith and credit of the United States Government. The Bank is charged an annual premium for this insurance. The rate assessed is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time. See "MD&A - General" for a discussion of the recapitalization of the SAIF in 1996.

The FDIC has established a risk-based assessment system for both SAIF and BIF members. During 1996, under this system, SAIF assessments ranged from .23% to
 .31% of insured deposits of the institution and BIF assessments ranged from .00% to .27%, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. See "MD&A - General" for a discussion of assessments expected in 1997.

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

Community Reinvestment Act. Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. The OTS has recently revised regulations governing community reinvestment to evaluate actual lending and investment within an association's designated service area, with particular emphasis on low-to-moderate income areas and borrowers. These new regulations also evaluate an association's service to low-and moderate-income areas in terms of branch locations. The Bank does not anticipate a significant impact on its operations as a result of these revised regulations.

Federal Home Loan Bank System. Charter One Bank is a member of the FHLBS, which consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions by offering funding sources in the form of FHLB advances. As a member of the FHLB of Cincinnati, Charter One Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati based on the size of its residential mortgage portfolio and the outstanding FHLB advances and letters of credit. The Bank is also required to hold shares of capital stock in the FHLB of Indianapolis (of which First Federal was a member) until FHLB advances issued to First Federal prior to the Merger mature. Charter One Bank is in compliance with these requirements at December 31, 1996, with a consolidated investment in FHLB stock of $215.8 million.


FEDERAL AND STATE TAXATION

Federal Taxation. Charter One is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which subject corporations to an income tax generally calculated at 35% of taxable income. The Company and its subsidiaries file a consolidated federal income tax return.

At December 31, 1996, the Company had no net operating loss carryforwards for federal income tax purposes. Federal income tax rules allow net operating losses to be carried back three years and carried forward 15 years.

Audits of tax returns have been completed by the Internal Revenue Service with respect to tax returns through 1993 for the Bank and through 1988 for FirstFed. However, the Bank is currently under audit by the Internal Revenue Service with respect to tax returns for 1994 and 1995. FirstFed is currently under audit by the Internal Revenue Service with respect to tax returns from 1993 through October 31, 1995. No material tax liabilities are outstanding related to tax issues for 1996 and prior years.

See Note 1 and Note 12 of the "Notes to Consolidated Financial Statements" for further information concerning the financial statement reporting of federal income taxes of the Company and a discussion of 1996 legislation affecting the tax treatment of the bad debt deduction.

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

Additionally, as a result of the Merger, the Company is now subject to taxes imposed by the State of Michigan. The Single Business Tax ("SBT") is the primary tax, and is a value-added type of tax for the privilege of doing business in the State of Michigan and carries a tax rate of 2.30%. The major components of the tax base are: compensation, federal taxable income and depreciation, less the cost of acquisition of tangible assets during the year. Charter One and its Michigan subsidiaries file separate returns. The Bank is also subject to an Intangibles Tax of $.20 on each $1,000 of Michigan savings deposits, which amounted to $386,000 for 1996. The State of Michigan had audited First Federal through 1990. No material tax liabilities are outstanding related to tax issues for 1996 and prior years. SBT rules have no net operating loss carryback provisions; however, business losses may be carried forward for 10 years. Because of FirstFed's business loss in 1994 of $63.2 million and for the 10 months ended October 31, 1995 of $11.3 million, the Company had a business loss carryforward for SBT purposes of approximately $74.5 million at December 31, 1995. This loss carryforward was utilized in 1996.

EXECUTIVE OFFICERS

Executive Officers of the Registrant. The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by its Board of Directors to serve until the next annual election of officers following the annual meeting of shareholders.

                                   AGE AT
                                DECEMBER 31,                      POSITION WITH THE                         OFFICER
               NAME                 1996                               COMPANY                               SINCE
               ------           -------------                   -------------------------                   --------

Charles John Koch ............       50     Chairman of the Board, President and Chief Executive Officer     1987
Mark D. Grossi ...............       43     Senior Vice President                                            1992
John David Koch ..............       44     Senior Vice President                                            1987
Richard W. Neu ...............       40     Senior Vice President and Chief Financial Officer                1995
Robert J. Vana ...............       47     Chief Corporate Counsel and Corporate Secretary                  1987

Executive Officers of the Bank. The following table sets forth certain information regarding the executive officers of the Bank. The executive officers of the Bank are elected annually by the Board of Directors to serve until the next annual election of officers.

                                   AGE AT
                                DECEMBER 31,                  PRINCIPAL POSITION WITH THE                  OFFICER
               NAME                 1996                                  BANK                              SINCE
               ------           -------------                 -----------------------------                ---------

Charles John Koch .............      50     Chairman of the Board, President and Chief Executive Officer     1976
Mark D. Grossi ................      43     Executive Vice President, Retail Banking                         1992
John David Koch ...............      44     Executive Vice President, Lending and Credit Administration      1982
Richard W. Neu ................      40     Executive Vice President and Chief Financial Officer             1995
Robert J. Vana ................      47     Senior Vice President and Corporate Secretary                    1982

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

Richard W. Neu is Senior Vice President and Treasurer of Charter One Financial, Inc., and is Executive Vice President and Chief Financial Officer of the Bank. He joined Charter One from First Federal upon the Merger.

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

As of December 31, 1996, Charter One Bank conducted business from 181 locations:
94 banking offices located throughout Ohio, 78 banking offices in Michigan and 9 loan production offices in Ohio, Michigan, Indiana and Kentucky. The Bank operates 133 ATMs at various banking offices and is a member of the Money Access Center System ("MAC"), which provides its customers access to ATMs nationwide. A summary of the Bank's banking and loan production offices by market area is presented in the table below. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

                                Metropolitan Area                 OWNED    LEASED      TOTAL
                                -----------------                 -----    ------      -----

OHIO
  Cleveland .....................................................    27        19         46
  Akron .........................................................     5         7         12
  Columbus ......................................................     -         2          2
  Youngstown ....................................................     2         1          3
  Toledo ........................................................    19         1         20
  Portsmouth ....................................................     2         -          2
  Canton ........................................................    10         4         14
                                                                   -----      ----      -----
    Ohio total ..................................................    65        34         99
                                                                   -----      ----      -----

INDIANA AND KENTUCKY                                                  -         2          2

MICHIGAN
  Detroit .......................................................    68         3         71
  Grand Rapids ..................................................     1         -          1
  Kalamazoo .....................................................     3         1          4
  Lansing/Owosso ................................................     3         1          4
                                                                   -----      ----      -----
    Michigan total ..............................................    75         5         80
                                                                   -----      ----      -----

      Total banking and loan production offices .................   140        41        181
                                                                   =====      ====      =====


ITEM 3. LEGAL PROCEEDINGS

The Bank and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of the Bank, except as discussed below.

Prior to the Merger, Charter One and First Federal each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. FIRST FEDERAL OF MICHIGAN V. UNITED STATES, No. 95-464C was filed in the United States Court of Federal Claims on July 20, 1995. CHARTER ONE BANK, F.S.B. V. UNITED STATES, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government's breach of four separate contractual agreements, have been consolidated and the case is proceeding pursuant to the terms of a Case Management Order ("CMO") entered by the Court to govern all similar goodwill/contract cases.

Pursuant to that CMO, Charter One filed a motion for summary judgment on liability as to two of the four contractual agreements at issue on Charter One's complaint. That motion is currently pending. The status of the litigation is dependent to some degree upon factors which are out of the control of Charter One, including, but not limited to, the outcome of the damages litigation in GLENDALE FEDERAL BANK V. U.S., No. 90-772C in the United States Court of Federal Claims and STATESMAN SAVINGS BANK V. U.S., No. 90-773C. The United States Supreme Court found, on July 1, 1996, that the government, by enacting FIRREA, had breached contractual agreements with Glendale and with Statesman, whereby the government had agreed to recognize supervisory goodwill and capital credits as assets includible in regulatory capital. The cases were then remanded to the Court of Federal Claims for a trial on damages before Chief Judge Smith. The Court has indicated that decisions in those cases should be expected approximately 90 days after the conclusion of the damages trials.

Under the CMO, trials in other pending cases are expected to commence in mid-to-late 1997, following the conclusion of the trials in the GLENDALE and STATESMAN cases. Due to the pendency of these other related cases, and the uncertainty inherent in litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 1996.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

See "MD&A - Capital and Dividends" for information required by this item.


ITEM 6.  SELECTED FINANCIAL DATA

                               FIVE-YEAR SUMMARY


                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       1996         1995         1994         1993          1992
                                                       ----         ----         ----         ----          ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Interest income..................................  $ 1,004,478    1,087,410    1,006,180    1,082,156     1,131,758
Interest expense.................................      621,086      769,594      694,207      774,762       884,752
                                                    ----------   ----------   ----------    ---------    ----------
Net interest income..............................      383,392      317,816      311,973      307,394       247,006
Provision for loan and lease losses..............        4,001        1,032        2,948        7,549        12,544
                                                    ----------   ----------   ----------    ---------    ----------
Net interest income after provision
  for loan and lease losses......................      379,391      316,784      309,025      299,845       234,462
Other income:
  Net gain (loss)(1).............................        1,893      (92,303)    (145,786)       6,832        25,078
  Other..........................................       55,245       44,467       35,397       33,027        28,414
Administrative expenses(2).......................      244,024      215,743      175,961      178,889       167,516
                                                    ----------   ----------   ----------    ---------    ----------
Income before federal income taxes,
  extraordinary item and cumulative
  effect of accounting change....................      192,505       53,205       22,675      160,815       120,438
Federal income taxes.............................       64,783       19,173        7,056       56,415        42,270
                                                    ----------   ----------   ----------    ---------    ----------
Income before extraordinary item
  and cumulative effect of
  accounting change..............................      127,722       34,032       15,619      104,400        78,168
Extraordinary item - early
  extinguishment of debt, net of tax
    benefit of $6,361............................            -            -      (12,348)           -             -
Cumulative effect of accounting
  change(3)......................................            -            -            -            -        14,825
                                                    ----------   ----------   ----------    ---------    ----------
Net income.......................................  $   127,722       34,032        3,271      104,400        92,993
                                                    ==========   ==========   ==========    =========    ==========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE(4):
Income before extraordinary item
 and accounting change...........................  $      2.67          .71          .32         2.18          1.87
Extraordinary item - early
 extinguishment of debt..........................            -            -         (.26)           -             -
Cumulative effect of accounting
 change..........................................            -            -            -            -           .35
                                                    ----------   ----------   ----------    ---------    ----------
Net income.......................................  $      2.67          .71          .06         2.18          2.22
                                                    ==========   ==========   ==========    =========    ==========
Dividends declared and paid per
 common share(5).................................  $       .86          .71          .56          .40           .30
Common stock price range:
  High...........................................        44.75        31.79        22.86        23.81         19.05
  Low............................................        27.14        17.98        16.90        16.19         10.79
  Close..........................................        42.00        29.17        18.09        18.81         19.05
Dividend payout ratio............................        32.21%      100.00%           *        18.34%        13.51%

---------------------------

*    Not meaningful.

(1) 1995 includes $101.8 million of merger-related costs, $66.1 million after tax. 1994 includes $152.8 million in restructuring charges, $100.9 million after tax.

(2) 1996 includes $56.3 million from special SAIF assessment. 1995 includes $37.5 million of merger expenses.

(3) During 1992, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

(4) All historical earnings per share have been restated to reflect the 5% stock dividend issued on September 30, 1996. During 1995 and 1992, the Company completed mergers which were accounted for as poolings of interests.

(5) The amounts presented herein are historical per share amounts declared and paid by the Company, as adjusted for stock splits and stock dividend. No adjustment has been made for mergers accounted for as pooling of interests.

                                                           AT AND FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                                ----          ----          ----          ----          ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL CONDITION AND
 OTHER DATA:
Cash, federal funds sold and other......... $    270,304       658,371       341,935       271,643       266,060
Investment securities......................      243,632       407,427       467,247       428,579       687,285
Mortgage-backed securities.................    4,714,796     5,314,749     6,628,591     6,718,615     5,946,949
Loans and leases, net......................    8,100,342     6,678,600     6,592,975     6,562,088     6,234,954
Other assets...............................      575,489       519,712       491,432       466,583       499,612
                                             -----------   -----------   -----------   -----------   -----------
  Total assets............................. $ 13,904,563    13,578,859    14,522,180    14,447,508    13,634,860
                                             ===========   ===========   ===========   ===========   ===========
Deposits................................... $  7,841,197     7,012,491     7,089,153     7,280,125     7,088,649
FHLB advances..............................    3,194,333     3,163,144     2,968,290     2,316,523     2,203,627
Other borrowings...........................    1,760,958     2,298,540     3,415,305     3,692,732     3,275,105
Other liabilities..........................      179,382       260,286       225,761       255,889       333,628
Shareholders' equity.......................      928,693       844,398       823,671       902,239       733,851
                                             -----------   -----------   -----------   -----------   -----------
  Total liabilities and shareholders'
   equity.................................. $ 13,904,563    13,578,859    14,522,180    14,447,508    13,634,860
                                             ===========   ===========   ===========   ===========   ===========
Total assets as initially reported(1)...... $ 13,904,563    13,578,859     6,130,172     5,215,426     4,261,850
Loan servicing portfolio................... $  1,478,187     1,181,245       883,399       960,318     1,223,993
Number of offices:
  Full service branches....................          172           155           157           170           173
  Loan production offices..................            9             9             6             3             4
Number of employees (FTEs).................        2,552         2,416         2,401         2,564         2,533
Book value per share(2).................... $      20.00         17.86         17.44         19.14         17.89

SELECTED RATIOS:
Net yield on average interest-
 earning assets............................         2.92%         2.23%         2.24%         2.18%         1.86%
Interest rate spread during
 the period................................         2.66          1.96          1.99          1.89          1.53
Return on average equity(3):
  Before SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net.............................        17.93         14.61         14.02         12.28         11.34
  After SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net.............................        13.89          3.93           .39         12.28         13.49
Return on average assets(3):
  Before SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net.............................         1.22           .86           .82           .72           .57
  After SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net.............................          .94           .23           .02           .72           .68
Average shareholders' equity to
 average assets............................         6.80          5.91          5.84          5.84          5.01
Total shareholders' equity to total
 assets (at end of year)...................         6.68          6.22          5.67          6.24          5.38
Efficiency ratio excluding SAIF
 assessment and merger expenses(4).........        42.22         48.98         50.48         52.12         60.14
Administrative expenses to
 average assets............................         1.80          1.47          1.23          1.23          1.22
Net interest income to
 administrative expenses...................         1.57x         1.47x         1.77x         1.72x        1.47x

---------------------------

(1) The amounts presented represent amounts as initially reported by the company in the respective year's annual report to shareholders.

(2) Per share data has been restated to reflect the 5% stock dividend issued September 30, 1996.

(3) Returns are presented before and after significant nonrecurring items: in 1996 the SAIF assessment reduced net income by $37,130,000, after tax; in 1995 net charges related to FirstFed Merger reduced net income by $92,594,000, after tax; and in 1994 net charges related to FirstFed's financial restructuring reduced net income by $114,005,000.

(4) Including the federal deposit insurance special assessment of $56.3 million, the 1996 efficiency ratio was 55.04%. Including merger expenses of $37.5 million, the 1995 efficiency ratio was 59.34%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents an analysis of the asset and liability structure of the Company and a discussion of the results of operations for each of the periods presented in the annual report and sources of liquidity and capital resources. Certain statements under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute `forward-looking statements' under the Private Securities Litigation Reform Act of 1995 (the `Reform Act'). See "Part I. Item 1. Business - Discussion of Forward-looking Statements."


HOLDING COMPANY BUSINESS

Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp., Inc. which is a Michigan corporation organized as a unitary savings and loan holding company, which in turn owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank".) The business of the Bank and, therefore, the primary business of the Company is providing consumer and business banking services to certain major markets in Ohio and, after October 1995, in Michigan. At the end of 1996 the Bank was doing business through 172 full service banking branches and 9 loan production offices.


GENERAL

Much of the Company's growth in recent years has been through mergers and acquisitions. On October 31, 1995, Charter One completed the most significant merger in its history when it combined with FirstFed Michigan Corporation ("FirstFed") in a merger of equals (the "FirstFed Merger") which was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in Detroit, Michigan. See Note 2 to the Consolidated Financial Statements for further information concerning this merger.

In 1996, the only merger and acquisition activity was the acquisition of First Nationwide's 21 Michigan branches on June 28 (the "First Nationwide transaction".) The branch deposits totaled $796.7 million and were assumed at a cost of $57.0 million which was reflected as goodwill.

Also in 1996, two major legislative events occurred which not only affected current year results but will impact the savings and loan industry going forward. The first event was in August when legislation was passed by Congress to substantially limit recapture of the tax liability on certain accumulated bad debt reserves which previously would have penalized any thrift choosing to adopt a bank charter, either independently or in conjunction with a merger transaction. Charter One's unrecorded potential liability approximated $60 million at the time of the legislation.

The second event occurred in September when Congress moved to recapitalize the Savings and Loan Insurance Fund ("SAIF".) The recapitalization was accomplished through a one-time special assessment of member institutions. The Bank's share of the assessment resulted in an after-tax charge of $37.1 million (the "SAIF assessment".) Due to the recapitalization, the Bank's deposit insurance rate will be reduced to 6.5 basis points of insured deposits starting in 1997, down from 23 basis points in 1996. As a result, it is expected that the Bank's federal deposit insurance premium expense will be approximately $11.0 million lower in 1997 than in 1996.


RESULTS OF OPERATIONS

The Bank's net income generally depends upon its net interest income, which is the difference between the interest and dividend income earned on its loans and investments and the interest expense on its deposits and borrowings. The Bank's net interest income is significantly affected by general economic conditions and policies of regulatory authorities.

For the year ended December 31, 1996, Charter One reported net income of $127.7 million, compared to $34.0 million and $3.3 million in the years ended December 31, 1995 and 1994, respectively. On a per share basis, net income was $2.67, $0.71 and $0.06 in 1996, 1995 and 1994 respectively. As discussed below, the FirstFed Merger had a significant impact on 1995 and 1994 results. In addition, the 1996 results were adversely affected by the SAIF assessment detailed above.

IMPACT OF FIRSTFED MERGER

The FirstFed Merger had a major impact on 1995 results. Additionally, because the transaction was accounted for as a pooling of interests, it had a similar impact on combined results reported for 1994. Because of the size, timing and nature of the FirstFed Merger, much of the discussion here as it relates to historical results cannot be meaningfully applied to future results and operations.

1995 Impact

An integral component of the FirstFed Merger was a plan to reposition the combined balance sheet in order to reduce the wholesale component of the Company's operation and conform the interest rate risk profile to that of Charter One before the merger. This plan, which was fully executed by year-end 1995, included the sale of $940 million of fixed, low-rate mortgage-backed securities, the sale of $330 million of fixed, low-rate mortgage loans, and a $740 million reduction in maturing agency investments. Proceeds from these sales and maturities were used to repay approximately $1.5 billion of short-term borrowings. Additionally, management took advantage of a relatively flat yield curve to lengthen the maturity of $900 million in medium-term borrowings. Finally, $750 million in interest rate exchange agreements ("swaps") and $800 million in interest rate cap agreements ("caps") were eliminated. The charges related to the repositioning and those related to the merger itself totaled $92.6 million, after tax, and are summarized below.

                                                                                         EFFECT ON YEAR ENDED
                                                                                           DECEMBER 31, 1995
                                                                                        -----------------------
                                                                                         PRETAX          AFTER
                                                                                         ------          -----
                                                                                                          TAX
                                                                                                          ---
                                                                                        (DOLLARS IN THOUSANDS)
Merger expenses:
  Transaction costs..................................................................  $   (5,900)       (5,900)
  Severance costs....................................................................     (18,715)      (12,163)
  Other costs to combine operations..................................................     (12,913)       (8,392)
                                                                                        ---------       -------
    Total merger expenses............................................................     (37,528)      (26,455)
Loss on loans and securities.........................................................     (25,545)      (16,605)
Termination of swaps and caps........................................................     (76,207)      (49,534)
                                                                                        ---------       -------
  Impact of repositioning and merger expenses on 1995 results........................  $ (139,280)      (92,594)
                                                                                        =========       =======


1994 Impact

FirstFed reported a net loss for 1994 which, because of pooling of interests accounting, is now reflected in Charter One's consolidated results for 1994. FirstFed's loss was the result of a financial restructuring undertaken in the first quarter of 1994, based upon an evaluation of its existing capital position and then current market conditions with a goal of increasing future core earnings and improving the corporation's overall financial profile. The major components of the restructuring were: (i) reducing mortgage-backed securities by $1.1 billion; (ii) terminating $900 million of interest rate swaps and eliminating the liabilities to which they were specifically assigned; (iii) extinguishing $194 million of FHLB advances; (iv) recording a $52.7 million federal income tax benefit; and (v) adopting SFAS No. 72 to change the accounting for goodwill. When originally reported, the aggregate effect from these transactions was a net charge to FirstFed's after-tax net earnings of $146 million. However, in accounting for the FirstFed Merger, timing of the adoption of SFAS No. 72 was conformed to Charter One's adoption date of January 1, 1990, which reduced the net charge to the combined after-tax net earnings for 1994 to $114 million.


PERFORMANCE OVERVIEW

As mentioned previously, the Company's reported results in each of the last three years were significantly affected by the SAIF assessment and the FirstFed Merger. By excluding the 1996 SAIF assessment of $56.3 million, the

1995 merger expenses of $37.5 million and the restructuring and repositioning expenses in 1995 and 1994, a more comparable pretax core earnings can be examined.

The following table summarizes the components of pretax core earnings.

                                                                              YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------
                                                                       1996            1995            1994
                                                                       ----            ----            ----
                                                                              (DOLLARS IN THOUSANDS)
Net interest income...............................................  $  383,392         317,816         311,973
Provision for loan and lease losses...............................      (4,001)         (1,032)         (2,948)
Other income, excluding gains and losses..........................      55,245          44,467          35,397
Administrative expenses...........................................    (187,766)       (178,215)       (175,961)
                                                                     ---------       ---------       ---------
  Pretax core earnings............................................  $  246,870         183,036         168,461
                                                                     =========       =========       =========

In general, the above comparison reflects consistent growth in net interest income, the Company's low credit risk (as characterized by modest provision levels) and an increasing percentage of core earnings being derived by non-interest income. Additionally, the Company's efforts to control overhead costs are illustrated by an efficiency ratio (excluding the SAIF assessment and merger-related charges) of 42%, 49% and 50% for 1996, 1995 and 1994, respectively. The efficiency ratio is the ratio of administrative expenses (excluding goodwill amortization) to net interest income and other income exclusive of net gains and losses.


NET INTEREST INCOME

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality.

Net interest income for 1996 was $383.4 million, an increase of $65.6 million, or 20.6%, over the $317.8 million of net interest income in 1995. The increase in net interest income was primarily due to a lower cost of interest-bearing liabilities in 1996. The cost of interest-bearing liabilities decreased by 68 basis points to 4.99% for 1996. This lower cost of funds reduced interest expense by $70.4 million to $621.1 million in 1996, from $769.6 million for 1995. This improvement in the cost of funds was primarily the result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the FirstFed Merger. The financial restructuring also reduced the average balance of interest-earning assets and interest-bearing liabilities. The net effect of reducing balances with negative spreads caused net interest income to increase by $7.6 million for 1996 as the average balance of assets and liabilities each declined by $1.1 billion.

The lower cost of interest-bearing liabilities for 1996 was the primary reason the interest rate spread improved to 2.66% from 1.96% for 1995. Similarly, the net yield on interest-earning assets increased to 2.92% for 1996 from 2.23% for 1995.

Net interest income for 1995 was $317.8 million, an increase of $5.8 million, or 1.9%, over net interest income in 1994. The increase in the yield on net interest-earning assets in 1995 was the primary reason for the increase in net interest income. The yield increased during 1995 primarily due to higher market interest rates in 1995 as compared to 1994 and a shifting of assets from lower yielding mortgage-backed securities available for sale to higher yielding mortgage-backed securities, investment securities and loans. During the same period, the cost of interest-bearing liabilities increased by 42 basis points. This was due to higher market interest rates and customers shifting deposits from core accounts to certificates of deposit. The average balance of certificates of deposit was $536.8 million higher in 1995 than 1994. Conversely, core deposit average balances (checking, savings and money market accounts) were $329.3 million lower in 1995 than in 1994. This change in the mix of deposit balances accounted for $23.6 million of the $41.1 million increase in deposit interest expense. This resulted in the interest rate spread decreasing by 3 basis points to 1.96% for 1995.

The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Average balances are calculated on a daily basis.


                   AVERAGE BALANCES, INTEREST AND YIELDS/COSTS


                                                      YEAR ENDED DECEMBER 31,
                    --------------------------------------------------------------------------------------------
                                 1996                           1995                           1994
                    ------------------------------ ------------------------------  -----------------------------
                                            AVG.                           AVG.                            AVG.
                      AVERAGE              YIELD/     AVERAGE             YIELD/     AVERAGE              YIELD/
                      BALANCE    INTEREST   COST      BALANCE    INTEREST  COST      BALANCE    INTEREST   COST
                     ---------   --------  -------   ---------   -------- -------   ---------   --------  ------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning
 assets:
  Loans and lease
   financings(1)..       $7,442,375  $ 602,432   8.09%   $6,766,695  $ 557,936  8.25%   $6,642,343  $ 532,719   8.02%
  Mortgage-backed
   securities:
    Available for sale      158,383     11,340   7.16       368,526     23,820  6.46     1,137,084     64,482   5.67
    Held to maturity      4,858,102    346,635   7.14     5,808,992    418,344  7.20     5,326,992    364,306   6.84
  Investment
   securities available
    for sale......          316,843     21,205   6.69       893,433     59,746  6.69       418,125     26,122   6.25
  Other interest-
   earning assets.          350,385     22,866   6.53       412,543     27,564  6.68       375,819     18,551   4.94
                          ---------   --------  -----     ---------   -------- -----     ---------   --------  -----
      Total interest-
       earning assets    13,126,088  1,004,478  7.65     14,250,189  1,087,410 7.63     13,900,363  1,006,180   7.24
                                     ---------                        --------                       --------
Allowance for loan
 and lease losses.          (65,620)                        (64,540)                       (64,355)
Noninterest-earning
 assets(2)........          466,478                         478,640                        486,209
                          ---------                       ---------                      ---------
        Total assets    $13,526,946                     $14,664,289                    $14,322,217
                          =========                       =========                      =========
Interest-bearing
 liabilities:
  Deposits:
    Checking
      accounts....      $   777,274      9,720   1.25       667,209      9,809  1.47       672,544     10,670   1.59
    Money market
      accounts....        1,082,869     36,159   3.34       853,140     27,229  3.19       989,654     29,151   2.95
    Savings accounts        913,489     22,000   2.41     1,057,514     25,544  2.42     1,244,971     30,287   2.43
    Certificates of
      deposit.....        4,597,054    259,069   5.64     4,614,460    284,023  6.16     4,077,693    235,386   5.77
                          ---------   --------  -----     ---------   -------- -----     ---------   --------  -----
       Total deposits     7,370,686    326,948   4.44     7,192,323    346,605  4.82     6,984,862    305,494   4.37
                          ---------   --------  -----     ---------   -------- -----     ---------   --------  -----
  FHLB advances...        3,237,680    185,439   5.73     2,902,779    177,704  6.12     2,770,428    150,744   5.44
  Other borrowings        1,826,084    108,699   5.95     3,467,715    245,285  7.07     3,474,927    237,969   6.85
                          ---------   --------  -----     ---------   -------- -----     ---------   --------  -----
      Total borrowings    5,063,764    294,138   5.81     6,370,494    422,989  6.64     6,245,355    388,713   6.22
                          ---------   --------  -----     ---------   -------- -----     ---------   --------  -----
      Total interest-
       bearing
       liabilities       12,434,450    621,086   4.99     13,562,817   769,594  5.67    13,230,217   694,207    5.25
                                      --------                        --------                       --------
Noninterest-bearing
 liabilities......          173,140                          235,003                       255,259
                          ---------                        ---------                     ---------
      Total liabilities  12,607,590                       13,797,820                    13,485,476
Shareholders' equity        919,356                          866,469                       836,741
                          ---------                        ---------                     ---------
        Total liabilities
        and share-
        holders' equity $13,526,946                     $14,664,289                   $14,322,217
                          =========                       =========                     =========
Net interest income                  $ 383,392                       $ 317,816                      $ 311,973
                                      ========                        ========                       ========
Interest rate spread                             2.66                           1.96                            1.99
                                                =====                          =====                           =====
Net yield on average
 interest-earning
 assets...........                               2.92                           2.23                            2.24
                                                =====                          =====                           =====
Average interest-
 earning assets to
 average interest-
 bearing liabilities                            105.6%                         105.1%                          105.1%
                                                =====                          =====                           =====

---------------------------

(1)  Nonaccrual loans are included in the average balance.
(2)  Includes mark-to-market adjustments on securities available for sale.

The following rate-volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated.

                              RATE/VOLUME ANALYSIS

                                        YEAR ENDED DECEMBER 31, 1996 V. 1995    YEAR ENDED DECEMBER 31, 1995 V. 1994
                                        ------------------------------------    ------------------------------------
                                          INCREASE (DECREASE) DUE TO               Increase (Decrease) due to
                                          --------------------------               --------------------------
                                          RATE(1)    Volume(1)      TOTAL        RATE(1)      VOLUME(1)  TOTAL
                                          -------    ---------      -----        -------      ---------  -----
                                                                  (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases ..................    $ (10,356)      54,852      44,496       15,048     10,169       25,217
  Mortgage-backed securities
    Available for sale ..............        2,334      (14,814)    (12,480)       7,973    (48,635)     (40,662)
    Held to maturity ................       (3,827)     (67,882)    (71,709)      19,971     34,067       54,038
  Investment securities available
    for sale ........................           48      (38,589)    (38,541)       1,961     31,663       33,624
  Other interest-earning assets .....         (629)      (4,069)     (4,698)       7,056      1,957        9,013
                                          ---------  -----------  ----------     --------   --------    ---------
     Total ..........................      (12,430)     (70,502)    (82,932)      52,009     29,221       81,230
                                          ---------  -----------  ----------     --------   --------    ---------
Interest expense:
  Checking, savings and
   money market accounts ............         (348)       5,645       5,297        1,316     (8,842)      (7,526)
  Certificates of deposit ...........      (23,887)      (1,067)    (24,954)      16,197     32,440       48,637
  FHLB advances .....................      (11,920)      19,655       7,735       19,510      7,450       26,960
  Other borrowings ..................      (34,253)    (102,333)   (136,586)       7,811       (495)       7,316
                                          ---------  -----------  ----------     --------   --------    ---------
     Total ..........................      (70,408)     (78,100)   (148,508)      44,834     30,553       75,387
                                          ---------  -----------  ----------     --------   --------    ---------
Change in net interest income .......    $  57,978        7,598      65,576        7,175     (1,332)       5,843
                                          =========  ===========  ==========     ========   ========    =========

----------------------

(1) Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.


PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents a charge against current earnings in order for management to maintain the allowance for loan and lease losses at a level that will absorb estimated future loan and lease charge-offs. The provision for loan and lease losses was $4.0 million in 1996, $1.0 million in 1995 and $2.9 million in 1994. The increase in the provision was primarily due to growth in the loan and lease portfolio. The loan and lease portfolio at December 31, 1996 was $8.1 billion, a 21.3% increase over the $6.7 billion balance at December 31, 1995. The majority of this growth was in loans secured by one-to-four family residential real estate, as that portfolio grew by $1.0 billion in 1996. Nonperforming loans and leases as a percentage of total loans and leases were .44% at December 31, 1996. This was an improvement over the December 31, 1995 and 1994 ratios of .65% and .75%, respectively. Net loan and lease charge-offs have remained low. They were .03%, .02% and .04% of average loan and lease balances for 1996, 1995 and 1994, respectively. See "Financial Condition - Loans and Leases" for a further discussion about nonperforming assets and the allowance for loan and lease losses.

OTHER INCOME

Other income for 1996 was $57.1 million as compared to a negative $47.8 million for 1995. Other income for 1995 was negative as a result of the balance sheet repositioning implemented in conjunction with the previously discussed FirstFed Merger. The swap terminations in that repositioning resulted in a loss of $76.2 million in 1995. There was no similar event in 1996. Other net gains and losses on the sale of investments and mortgage-backed securities during the 1996 period improved by $19.0 million as compared to 1995 also due to the financial repositioning that occurred in 1995. The sales of investments available for sale in the 1996 period were executed to purchase higher yielding investments. The mortgage-backed security sales in 1996 were in response to significant deterioration in an issuer's creditworthiness as well as steps taken to eliminate securities with outstanding balances less than 15% of original amounts. Separately, recurring fee income increased $11.5 million or 32% during the 1996 period, the increase consisting of $9.0 million in service fees and other charges and $2.5 million in loan servicing fees. The improvement was attributable to increases in fees from checking accounts, fees on servicing loans for others, brokerage commissions earned by a subsidiary of the Bank, and prepayment penalties on payoffs of commercial real estate loans. Checking account fees increased as the number of checking accounts opened increased when comparing 1996 to 1995. The primary reason for the increase in the number of checking accounts relates to the acquisition of over 55,000 demand deposit accounts in the First Nationwide Bank transaction. Also, the Charter One checking account programs were introduced in Michigan during 1996 along with a continuing sales effort in Ohio. Loan servicing fees increased because the balance of loans serviced for others was higher in the 1996 period. In addition to the loans sold as part of the fourth quarter 1995 financial restructuring, in June 1996 another $510 million of mortgage loans were sold, servicing retained, as part of an interest rate risk management strategy. Also, mortgage loan prepayment penalties increased as a result of payoffs on several large commercial real estate loans in 1996. Brokerage commissions were higher in 1996 as a result of expanded operations.

Other income for 1995 was a negative $47.8 million as compared to a negative $110.4 million for the 1994 period. As mentioned above, the negative other income in 1995 was a result of the financial repositioning executed in the fourth quarter of 1995 in connection with the FirstFed Merger. Other income for 1994 was a negative $110.4 million due to the loss on termination of swaps associated with FirstFed's 1994 restructuring, as previously discussed. Income from leasing operations was $7.9 million in 1995, the year ICX Corporation ("ICX") was acquired. See Note 2 to the Consolidated Financial Statements for a further discussion of the ICX acquisition. Service fees and other charges increased $2.2 million, or 9.1%, in 1995 over 1994 primarily due to increases in checking account and ATM fee income. These two increases in fee income were partially offset by a decrease in loan servicing fees of $1.2 million resulting from lower average balances of loans serviced for others. The balance was reduced by repayments of the existing portfolio and fewer loan sales.

ADMINISTRATIVE EXPENSES

Administrative expenses were $244.0 million in 1996 and $215.7 million in 1995. Each year had nonrecurring expenses that contributed significantly to total administrative expenses. In 1996, the Bank paid and expensed the $56.3 million SAIF assessment. In 1995, the Company incurred $37.5 million of one-time expenses related to the FirstFed Merger. Administrative expenses for 1996, excluding the SAIF assessment, were $187.8 million as compared to $178.2 million for 1995, excluding merger-related expenses, a $9.6 million, or 5.4%, increase. This increase was primarily attributable to increases in compensation and benefits expense, office occupancy expenses, the amortization of goodwill and other administrative expenses. These increases were primarily related to increased retail banking activities along with increased subsidiary operations relating to brokerage and insurance sales which expanded into the Michigan market in 1996, offset by a reduction in back office personnel as a result of the FirstFed Merger. Loans serviced for retail customers increased as Charter One had a record year in loan originations. See "Loan and Lease Activity" for further information concerning loan and lease originations and portfolio growth in 1996. Overall, administrative expenses remained at favorable levels as illustrated by the 42.2% efficiency ratio, excluding the SAIF assessment, for 1996 as compared to 49.0%, excluding merger-related charges, for 1995.

Administrative expenses for 1995 were $215.7 million, which included the one-time merger expenses related to the FirstFed Merger of $37.5 million. There were no comparable merger-related expenses in 1994. Excluding the 1995 merger-related expenses, administrative expenses were $178.2 million as compared to $176.0 million for 1994, an increase of $2.3 million, or 1.3%. This increase was primarily due to salaries and employee benefits expenses which increased by $5.5 million, or 6.6%, which was partially offset by reductions in other administrative expenses.

FEDERAL INCOME TAX EXPENSE

The provision for federal income taxes was $64.8 million for 1996 as compared to $19.2 million for 1995. This increase was primarily attributable to an increase in pretax book income. The effective tax rate was 34% in 1996 and 36% in 1995. See Note 12 to the Consolidated Financial Statements for a further analysis of the effective tax rate.

The provision for federal income taxes for 1995 was $19.2 million as compared to $7.1 million for 1994. The primary reason was the increase in pretax book income. The effective tax rates for 1995 and 1994 were 36% and 31%, respectively.

ASSET/LIABILITY MANAGEMENT

Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of the Company's adjustable-rate assets have limits on their maximum yield, whereas most of its interest-bearing liabilities are not subject to such limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.

The following table presents an analysis of the Company's interest-sensitivity gap position at December 31, 1996. All interest-earning assets and interest-bearing liabilities are shown based on their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, the Company's historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

                            MATURITY/RATE SENSITIVITY


                                                                   DECEMBER 31, 1996
                                     ---------------------------------------------------------------------------------------
                                                                                              OVER
                                        0-6           7-12         1-3          3-5         5-10         10
                                       MONTHS        MONTHS       YEARS        YEARS        YEARS       YEARS       TOTAL
                                       ------        ------       -----        -----        -----       -----       -----
                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Real estate mortgage
   loans and mortgage-
   backed securities:
    Adjustable rate.......         $3,114,367       948,473      728,534      183,445        3,234      2,204    4,980,257
    Fixed rate............            548,370       513,883    1,762,262    1,237,945    1,800,626    697,980    6,561,066
  Business loans..........             76,793         1,224        6,247        8,040        2,604          -       94,908
  Consumer loans..........            373,111        77,633      211,143      155,343      111,520          -      928,750
  Lease financings........             24,028        24,491       81,882       57,042       56,124      6,589      250,156
  Investment securities, federal
   funds sold, interest-bearing
   deposits and other interest-
   earning assets.........            357,466       175,503            -       44,345          537          1      577,852
                                    ---------      --------   ----------   ----------     --------    -------   ----------
        Total.............          4,494,135     1,741,207    2,790,068    1,686,160    1,974,645    706,774   13,392,989
                                    ---------      --------   ----------   ----------     --------    -------   ==========
Interest-bearing liabilities:
  Deposits:
    Checking and savings
     accounts.............             69,469        63,911    1,226,929      367,490            -          -    1,727,799
    Money market accounts.            672,488             -      672,485            -            -          -    1,344,973
    Certificates of deposit         2,336,294     1,181,105      911,770      181,399      157,857          -    4,768,425
  FHLB advances...........          1,641,418       151,159      964,958      410,556       21,895      4,347    3,194,333
  Reverse repurchase
    agreements............            374,994       370,000      804,784            -            -          -    1,549,778
  Other borrowings........             16,885         5,257       12,535       22,532      152,267      1,704      211,180
                                    ---------      --------   ----------   ----------     --------    -------   ----------
        Total.............          5,111,548     1,771,432    4,593,461      981,977      332,019      6,051   12,796,488
                                    ---------      --------   ----------   ----------     --------    -------   ==========
Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities......           (617,413)      (30,225)  (1,803,393)     704,183    1,642,626    700,723
Impact of hedging ........            (12,073)      130,000     (112,499)      (5,428)           -          -
                                    ---------      --------   ----------   ----------     --------    -------
Adjusted interest-
 sensitivity gap..........          $(629,486)       99,775   (1,915,892)     698,755    1,642,626    700,723
                                    =========      ========   ==========   ==========     ========    =======
Cumulative excess (deficiency)
 of interest-earning assets over
 interest-bearing liabilities       $(629,486)     (529,711)  (2,445,603)  (1,746,848)    (104,222)   596,501
                                    =========      ========   ==========   ==========     ========    =======
Cumulative interest-sensitivity
 gap as a percentage of total
 assets at December 31, 1996            (4.5%)        (3.8%)       (17.6%)      (12.6%)       (0.7%)      4.3%
                                         ===          ====          ====        =====         ====        ===
Cumulative interest-sensitivity
 gap as a percentage of total
 assets at December 31, 1995             4.8%          1.0%        (8.3%)        (6.7%)        0.8%       4.4%
                                         ===          ====         ====         =====         ====        ===

One of the principal operating strategies of Charter One has been to better match the terms to repricing of its interest rate-sensitive assets and liabilities to manage the sensitivity of the Company's earnings to changes in interest rates. Charter One's principal efforts in this strategy include: (i) originating and retaining adjustable-rate loans with shorter terms or more frequent repricing than fixed-rate mortgage loans, while offering sufficiently attractive yields to provide profitable margins over the Company's cost of funds; and (ii) lengthening the maturities of its interest-bearing liabilities. Management's goal is to manage the Company's interest rate risk by maintaining the gap between interest-earning assets and interest-bearing liabilities repricing within a one-year period to plus or minus 5% of total assets.

As of December 31, 1996, the Company had swaps and caps in place to adjust the interest rate risk profile of certain borrowings and deposit liabilities. See
Note 11 to the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

Consolidated assets of Charter One Financial, Inc., substantially all held by Charter One Bank, F.S.B., were $13.9 billion at December 31, 1996, an increase of $325.7 million, or 2.4%, from December 31, 1995. The increase in assets was primarily due to growth in the loan and lease portfolio in 1996.

LOANS AND LEASES

Total loans and leases held for investment at December 31, 1996 totaled $8.1 billion, up from $6.7 billion at December 31, 1995. The $1.4 billion, or 21.3%, increase was primarily due to significant growth in loan originations as the Bank originated $3.8 billion of new loans and leases in 1996. Which represents a 111.1% increase over the $1.8 billion of loan and lease originations in 1995. During 1996 the consumer loan portfolio grew by $334.6 million, or 56.3%, over 1995. Over the past few years, management has emphasized growth in the consumer loan portfolio due to the shorter terms and higher yields. The Bank's consumer loan portfolio is primarily secured by residential real estate properties. These loans help the Bank manage its interest rate sensitivity gap. Also to help manage interest rate sensitivity, the Bank securitized $510.4 million of fixed-rate mortgage loans which were subsequently sold in June 1996.

The following table summarizes the loan and lease activity for each of the past three years.

                             LOAN AND LEASE ACTIVITY

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1996         1995         1994
                                                                              ----         ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family .....................................            $ 2,426,589    1,077,838     1,023,016
      Multifamily ............................................                 48,224       29,093        47,430
      Commercial .............................................                 74,319       56,743        18,295
                                                                           -----------  -----------  ------------
        Total permanent ......................................              2,549,132    1,163,674     1,088,741
                                                                           -----------  -----------  ------------
    Construction:
      One-to-four family .....................................                320,967      176,503       210,916
      Multifamily ............................................                  5,910       10,781        12,003
      Commercial .............................................                 17,246       22,922         8,293
                                                                           -----------  -----------  ------------
        Total construction ...................................                344,123      210,206       231,212
                                                                           -----------  -----------  ------------
          Total real estate loans originated .................              2,893,255    1,373,880     1,319,953
  Consumer line of credit draws ..............................                207,865      146,293       130,132
  Consumer ...................................................                428,107      161,635       142,033
  Business line of credit draws ..............................                 70,143       37,980        76,071
  Business ...................................................                 44,487       21,290        15,048
  Lease financings(1) ........................................                205,789       82,585             -
                                                                           -----------  -----------  ------------
        Total loans and lease financings originated ..........              3,849,646    1,823,663     1,683,237
                                                                           -----------  -----------  ------------
  Lease financings purchased in acquisition of
    ICX Corporation(1) .......................................                      -       76,912             -
                                                                           -----------  -----------  ------------
  Sales and principal reductions:
    Loans sold(2) ............................................                570,317      473,488       177,521
    Principal reductions .....................................              1,827,232    1,338,707     1,479,437
                                                                           -----------  -----------  ------------
        Total sales and principal reductions .................              2,397,549    1,812,195     1,656,958
                                                                           -----------  -----------  ------------
          Increase before net items ..........................            $ 1,452,097       88,380        26,279
                                                                           ===========  ===========  ============

-----------------

(1) Excludes $29.0 million in operating leases purchased in the acquisition of ICX in 1995, and $11.0 million and $22.0 million in operating leases originated subsequent to the purchase in 1996 and 1995, respectively.

(2) Includes $510.4 million, $331.4 million and $28.7 million of loans swapped for mortgage-backed securities in the years ended December 31, 1996, 1995 and 1994, respectively.

The following table sets forth certain information concerning Charter One's nonperforming assets as of the past five year ends. The table illustrates there has been a downward trend in recent years in the balances and ratios of nonperforming assets. At December 31, 1996, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status. On January 1, 1995, Charter One adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which impose certain requirements on the measurement of impaired loans. The Company had previously measured such loans in accordance with the methods prescribed in SFAS No. 114 and the Company's method of recording cash receipts on impaired loans was essentially the same as prescribed by SFAS No. 118. Therefore, the comparability of the data presented in the tables below has not been affected by the adoption of SFAS No. 114 and SFAS No. 118.

                              NONPERFORMING ASSETS

                                                                                 DECEMBER 31,
                                                               -------------------------------------------------
                                                                1996      1995      1994       1993       1992
                                                                ----      ----      ----       ----       ----
                                                                             (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Real estate loans:
      One-to-four family..................................... $ 10,264    15,145    18,272     24,314     22,128
      Multifamily and commercial.............................    2,372     3,014     4,548      6,595      9,769
      Construction and land..................................      827     1,463     2,596      2,717      1,911
                                                               -------   -------   -------    -------   --------
        Total real estate loans..............................   13,463    19,622    25,416     33,626     33,808
    Consumer.................................................        -     1,525     1,085      1,550      1,585
    Business.................................................       95         -        77        610      2,368
    Lease financings.........................................        -        27         -          -          -
                                                               -------   -------   -------    -------   --------
        Total nonaccrual loans and leases....................   13,558    21,174    26,578     35,786     37,761
                                                               -------   -------   -------    -------   --------
  Accruing loans and leases delinquent
   more than 90 days:
    Real estate loans:
      One-to-four family.....................................    5,961     2,002     2,781      1,228      3,317
      Multifamily and commercial.............................        -       893       855      1,527        705
      Construction and land..................................        -         -       207        101        208
                                                               -------   -------   -------    -------   --------
        Total real estate loans..............................    5,961     2,895     3,843      2,856      4,230
    Consumer.................................................      544       147       255        744        467
    Business.................................................       58         -        17        222        372
    Lease financings.........................................        -         -         -          -          -
                                                               -------   -------   -------    -------   --------
        Total accruing loans and leases
          delinquent more than 90-days.......................    6,563     3,042     4,115      3,822      5,069
                                                               -------   -------   -------    -------   --------
  Restructured real estate loans.............................   15,294    18,835    18,479     23,609     31,348
                                                               -------   -------   -------    -------   --------
        Total nonperforming loans and leases.................   35,415    43,051    49,172     63,217     74,178
Real estate acquired through foreclosure
  and other repossessed assets...............................    7,030    11,650    15,379     31,053     33,604
                                                               -------   -------   -------    -------   --------
        Total nonperforming assets........................... $ 42,445    54,701    64,551     94,270    107,782
                                                               =======   =======   =======    =======   ========
Ratio of:
  Nonperforming loans and leases to total
   loans and leases..........................................      .44%      .65%      .75%       .96%      1.19%
  Nonperforming assets to total assets.......................      .31       .40       .44        .65        .79
  Allowance for loan and lease losses to:
    Nonperforming loans and leases...........................   186.14    149.67    131.86     102.37      79.51
    Total loans and leases before allowance..................      .81       .96       .97        .98        .94



Nonperforming assets at December 31, 1996 stood at $42.4 million, or .31% of total assets. That figure was down 22% from year-end 1995 primarily due to improvement in the levels of nonperforming real estate loans attributable to a strong regional economy. This has also contributed to the improvement in the ratio of nonperforming loans and leases to total loans and leases. That ratio was .44%, .65% and .75% at December 31, 1996, 1995 and 1994, respectively. Nonperforming assets to total assets has had a similar trend, ending at .31% of total assets at year-end 1996. While these trends are favorable, there are inherent risks and uncertainties related to the operation of a financial institution. Therefore, the possibility exists that an abrupt downturn in the economic environment in Ohio and/or Michigan could result in higher levels of nonperforming assets.

At December 31, 1996, there were $25.0 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total is a $15.6 million loan on apartment buildings. The apartment buildings have experienced past cash flow shortfalls, but the loan is current.

Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. A summary of income recorded on nonaccruing and restructured loans versus the potential income based upon full contractual yields for the past three years follows:

             SUMMARY OF INCOME ON NONACCRUING AND RESTRUCTURED LOANS

                                                                      YEAR ENDED DECEMBER 31,
                                                                     ---------------------------
                                                                      1996      1995      1994
                                                                      ----      ----      ----
                                                                       (DOLLARS IN THOUSANDS)

Income potential based on original contract ......................    $2,959    3,511     4,252
Actual income ....................................................     2,178    2,950     3,401


                 ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                      YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                        1996        1995       1994        1993       1992
                                                        ----        ----       ----        ----       ----
                                                                      (DOLLARS IN THOUSANDS)

Balance, beginning of year..........................  $ 64,436      64,838     64,715      58,982     50,577
Provision for loan and lease losses.................     4,001       1,032      2,948       7,549     12,544
Acquired through acquisition........................         -           -          -       2,022          -
Other...............................................         -         176          -           -          -
Loans and lease financings charged off:
  Mortgage..........................................    (1,933)     (1,063)    (1,094)     (1,177)      (600)
  Consumer..........................................      (938)     (1,193)    (1,783)     (2,413)    (3,150)
  Business..........................................       (16)        (62)      (343)       (383)    (1,480)
  Lease financings..................................         -           -          -           -          -
                                                       -------     -------    -------     -------    -------
    Total charge-offs...............................    (2,887)     (2,318)    (3,220)     (3,973)    (5,230)
                                                       -------     -------    -------     -------    -------
Recoveries:
  Mortgage..........................................       123         615        200          55        919
  Consumer..........................................       249          49        137          79        171
  Business..........................................         -          44         58           1          1
  Lease financings..................................         -           -          -           -          -
                                                       -------     -------    -------     -------    -------
    Total recoveries................................       372         708        395         135      1,091
                                                       -------     -------    -------     -------    -------
    Net loan and lease charge-offs..................    (2,515)     (1,610)    (2,825)     (3,838)    (4,139)
                                                       -------     -------    -------     -------    -------
Balance, end of year................................  $ 65,922      64,436     64,838      64,715     58,982
                                                       =======     =======    =======     =======    =======
Net charge-offs to average loans
  and leases........................................       .03%        .02%       .04%        .06%       .07%
Net charge-offs to provision for
  loan and lease losses.............................     62.86      156.01      95.83       50.84      33.00

                ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                         DECEMBER 31,
                                                     ------------------------------------------------------
                                                      1996        1995       1994       1993        1992
                                                      ----        ----       ----       ----        ----
                                                                    (DOLLARS IN THOUSANDS)

Mortgage.........................................   $ 53,133      51,607     51,879     50,813      44,766
Consumer.........................................      6,765       7,214      8,239      9,562      10,724
Business.........................................      5,047       4,883      4,720      4,340       3,492
Lease financings.................................        977         732          -          -           -
                                                     -------     -------    -------    -------     -------
    Total........................................   $ 65,922      64,436     64,838     64,715      58,982
                                                     =======     =======    =======    =======     =======
Percent of loans and leases to total loans
 and leases:
  Mortgage.......................................       84.3%       88.3%      91.6%      93.2%       92.5%
  Consumer.......................................       11.4         8.8        7.2        5.8         6.5
  Business.......................................        1.2         0.9        1.2        1.0         1.0
  Lease financings...............................        3.1         2.0          -          -           -
                                                     -------     -------    -------    -------     -------
    Total........................................      100.0%      100.0%     100.0%     100.0%      100.0%
                                                     =======     =======    =======    =======     =======


Net loan and lease charge-offs remained low in 1996 at only .03% of average loan and lease balances. The allowance for loan and lease losses as a percentage of ending loan and lease balances was .81%, .96% and .97% at December 31, 1996, 1995 and 1994, respectively. This level has remained fairly consistent despite recent improvements in the levels of nonperforming loans. The allowance for loan and lease losses is maintained at levels believed adequate by management to absorb estimated future losses inherent in the loan and lease portfolio. Management believes that the allowance for loan and lease losses has been recorded in accordance with generally accepted accounting principles. Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1996, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Any significant downturn in the Ohio and/or Michigan economy could result in the Bank experiencing increased levels of nonperforming loans and charge-offs, significant provisions for loan and lease losses and significant reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses. Such agencies may require the recognition of additions to the allowance based upon their judgements of information available to them at the time of their examination.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. The following table details the aggregate carrying value and aggregate fair value at December 31, 1996 of private issue mortgage-backed securities of any single issuer where the aggregate book value exceeds 10% of year-end shareholders' equity.

                                                                              DECEMBER 31, 1996
                                                                      -------------------------------
                                                                          CARRYING            FAIR
                                                                           VALUE              VALUE
                                                                         ----------        ----------
                                                                           (DOLLARS IN THOUSANDS)

GE Capital Mortgage Services, Inc. .............................          $352,739           343,448
Residential Funding Mortgage Securities I, Inc. ................           335,194           332,435
California Federal Bank ........................................           271,866           264,994
The Prudential Home Mortgage Securities Company, Inc. ..........           230,057           227,558

Charter One held no investment securities of any single nongovernmental issuer which were in excess of 10% of shareholders' equity at either December 31, 1996 or 1995.

The present investment policy of the Company provides that new purchases of mortgage-backed securities have an investment rating of AAA. At December 31, 1996, approximately 80% of the private issue mortgage-backed security portfolio had an investment rating of AAA and approximately 18% had an investment rating of AA.

Nonmortgage-backed securities are intended to help satisfy the Bank's legal liquidity requirements and help control interest rate risk. See Notes 3 and 4 to the Consolidated Financial Statements for further information concerning the composition of the securities portfolio.

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits are generally the most important source of the Bank's funds for use in lending and general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within the Bank's primary market areas.

The balance of deposits was $7.8 billion at December 31, 1996, a $828.7 million increase from year-end 1995. The increase primarily resulted from the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan area. The deposits of the branches totaled $796.7 million and were assumed for a cost of $57.0 million. The market areas of four First Nationwide offices directly overlapped our existing branch office market areas and therefore were consolidated into the existing branch facilities.

In addition to deposits, the Bank derives funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank ("FHLB") system. Those borrowings were $3.2 billion at December 31, 1996 and 1995. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, Charter One Bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of such stock and certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based upon either a fixed percentage of the Bank's assets or on the FHLB of Cincinnati's assessment of the Bank's creditworthiness. See Note 8 to the Consolidated Financial Statements for further information as to the make-up, maturities and cost associated with these advances at December 31, 1996.

In addition to FHLB advances, the Company uses reverse repurchase agreements to fund operations. Reverse repurchase agreements declined by $539.7 million during 1996 as the financial repositioning to a more retail, as opposed to wholesale, funding mix was accomplished. See Note 9 to the Consolidated Financial Statements for further information about the Bank's reverse repurchase agreement portfolio.

The Company uses its portfolio of investment securities, loans and mortgage-backed securities as collateral for other borrowings. Other borrowings were $211.2 million at December 31, 1996, an increase of $2.2 million since December 31, 1995. See Note 10 to the Consolidated Financial Statements for further information concerning these borrowings.

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

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the fourth quarter of 1996 was 5.81%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in cash and cash equivalents based upon management's assessment of: (i) expected loan demand; (ii) projected security maturities; (iii) expected deposit flows; (iv) yield available on interest-bearing deposits; and (v) the objectives of its asset/liability management program. Excess liquidity is generally invested in federal funds sold, U.S. Treasury and agency securities and commercial paper. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Cincinnati and collateral eligible for reverse repurchase agreements. Because the Bank has a stable retail deposit base, management believes that significant borrowings will not be necessary to maintain its current liquidity position.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At December 31, 1996, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $409.2 million and unfunded lines of credit totaling $471.0 million (a significant portion of which normally remains undrawn). Certificates of deposit scheduled to mature in one year or less at December 31, 1996 totaled $3.5 billion. Management believes that a significant portion of the amounts maturing in 1997 will remain with the Bank because they are retail deposits. At December 31, 1996, the Bank had $1.5 billion of advances from the FHLB system and $175 million in reverse repurchase agreements which mature in 1997. Management intends to review the need for these borrowings when they mature and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for replacement borrowings.

CAPITAL AND DIVIDENDS

The Bank is subject to certain regulatory capital requirements. Management believes that as of December 31, 1996, the Bank meets all capital requirements to which it is subject. Refer to Note 14 to the Consolidated Financial Statements for an analysis of the Bank's regulatory capital.

During 1994, the Board of Directors of the Company authorized management to purchase up to 1.2 million shares of the Company's common stock. As of June 30, 1996, all of the shares had been purchased under this authorization.

On May 15, 1996, the Board of Directors of the Company authorized management to purchase 5% of the Company's outstanding common stock in an additional buyback program. As of that date, the Company had 47,354,637 common shares outstanding (adjusted for the subsequent stock dividend.) Under the authorization, purchases shall be made from time to time through open market purchases or unsolicited negotiated transactions. Shares purchased under this authorization will be held in treasury and will be available for issuance upon the exercise of outstanding stock options and other corporate purposes.

On July 24, 1996, the Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

The Company's common stock trades on the NASDAQ National Market System under the symbol COFI. As of February 28, 1997 there were approximately 7,300 shareholders of record.

Quarterly stock prices and dividends declared are shown in the following table.

                                            FIRST           SECOND           THIRD          FOURTH          TOTAL
                                           QUARTER          QUARTER         QUARTER         QUARTER          YEAR
                                           ---------       ----------       --------       ---------      ---------

1996(1)
  High...................................    $33.57           36.19          40.56           44.75          44.75
  Low....................................     27.14           29.34          32.03           38.13          27.14
  Close..................................     32.14           33.22          40.00           42.00          42.00
  Dividends declared and paid............       .19             .22            .22             .23            .86

1995(1)
  High...................................    $21.08           25.71          29.29           31.79          31.79
  Low....................................     17.98           19.05          23.22           26.79          17.98
  Close..................................     19.28           23.33          28.09           29.17          29.17
  Dividends declared and paid............       .16             .18            .18             .19            .71

---------------------------


(1)  Restated to reflect the 5% stock dividend issued September 30, 1996.

Cash dividend payout is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, the payment will depend upon a number of factors, including capital requirements, regulatory limitations, the Company's financial condition, results of operations and the Bank's ability to pay dividends to its parent, which in turn will pay dividends to the Company. The Company depends significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to its shareholders and for purchases of its common stock as described above. See Note 13 to the Consolidated Financial Statements for a discussion of restrictions on the Bank's ability to pay dividends.

IMPACT OF BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

As previously discussed, the Company completed the First Nationwide transaction in 1996.

Also as previously discussed, on October 31, 1995 Charter One completed the FirstFed Merger. The merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22.5 million shares of Company common stock. The merger has been accounted for as a pooling of interests and accordingly, the financial statements for the Company for all periods prior to the FirstFed Merger have been restated to include the results of FirstFed. FirstFed paid dividends of $.46 per share for the 10 months ending October 31, 1995. For the 12 months ended December 31, 1994, FirstFed paid dividends per share of $.54. All per share dividend amounts and share prices shown are those of the Company prior to the FirstFed Merger. See Note 2 to the Consolidated Financial Statements for further information concerning this merger.

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

               EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME

                                                          YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                               NET      GAIN    OTHER    FEDERAL
                                              INTEREST (LOSS)  EXPENSE,  INCOME     NET
                                              INCOME   ON SALE   NET       TAX    INCOME
                                              -------  ------- --------- -------- --------
                                                        (DOLLARS IN THOUSANDS)

 1996 .................................       $3,281        3     3,194       32       58
 1995 .................................        3,168     (432)    1,375      476      885
 1994 .................................        4,814       (3)      466    1,521    2,824

The estimated effect in future years of amortization of valuation adjustments recorded in connection with the Company's acquisitions is set forth below:

         FORECASTED EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME

                                                      YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                                    FEDERAL
                                                                     INCOME
                                                NET       OTHER       TAX
                                              INTEREST   EXPENSE,    EXPENSE    NET
                                               INCOME      NET      (BENEFIT)  INCOME
                                              --------  ---------  --------- ---------
                                                       (DOLLARS IN THOUSANDS)

1997 .....................................    $   549     (5,070)    (1,582)   (2,939)
1998 .....................................        388     (5,033)    (1,626)   (3,019)
1999 .....................................        217     (4,805)    (1,606)   (2,982)
2000 .....................................        (44)    (4,783)    (1,689)   (3,138)
2001 .....................................        (31)    (4,752)    (1,674)   (3,109)
Thereafter ...............................      2,224    (37,646)   (12,398)  (23,024)
                                              -------  ---------  --------- ---------
  Total ..................................    $ 3,303    (62,089)   (20,575)  (38,211)
                                              =======  =========  ========= =========

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

Unamortized balances of purchase accounting valuation amounts for all purchase business combinations and purchase of asset transactions are summarized below:

                                                                        DECEMBER 31,
                                                                    ---------------------
                                                                     1996         1995
                                                                     ----         ----
                                                                        (DOLLARS IN
                                                                         THOUSANDS)

Net discount on interest-earning assets ........................   $  1,246        7,281
Premiums on interest-bearing liabilities .......................      2,057        3,456
Goodwill .......................................................     64,496       10,602
Other, net .....................................................        154          167


IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. In the current interest rate environment, liquidity, maturity structure and quality of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

ACCOUNTING AND REPORTING DEVELOPMENTS

A discussion of recently issued accounting pronouncements and their impact on the Company's consolidated financial statements is provided in Note 1 to the Consolidated Financial Statements.

FOURTH QUARTER RESULTS

The Company had net income of $42.9 million in the fourth quarter of 1996 as compared to a net loss of $58.4 million in the last quarter of 1995. As discussed earlier, the fourth quarter of 1995 included merger-related expenses and charges due to balance sheet repositioning in conjunction with the FirstFed Merger. Excluding these items, operating earnings for the 1995 period were $34.2 million. Therefore, earnings from operations increased $8.7 million, or 25.5%. This increase was primarily due to an increase in net interest income of $9.5 million, as an increase of $3.8 million in recurring fee income was offset by increases of $2.8 million in other expenses and $742,000 in the provision for loan losses.

Net interest income was $95.3 million for the three months ended December 31, 1996 as compared to $85.8 million in the 1995 period. This $9.5 million, or 11.1%, increase was primarily due to lower balances of other borrowed funds and an increase in the interest rate spread. The lower balance of other borrowed funds was due to the Bank's desire to replace wholesale funds added in the FirstFed Merger with retail deposits and lower costing FHLB advances. The average balance of savings deposit accounts was $843.7 million higher in the 1996 period when compared to the fourth quarter of 1995 and the average balance of FHLB advances was $212.8 million higher in the 1996 period. This was offset by a $1.2 billion decrease in the other borrowed funds average balance. This shift in categories and ultimate decrease of $120.4 million in the average balance of interest-bearing liabilities reduced interest expense by $6.0 million. The interest rate spread was 33 basis points higher at 2.59% for the fourth quarter of 1996 as compared to 2.26% for the fourth quarter of 1995, primarily due to the lower cost of interest-bearing liabilities, which contributed $2.8 million to the increase in net interest income. The cost of interest-bearing liabilities was 5.01% for the fourth quarter of 1996 as compared to 5.46% for the same period in 1995.

Loan servicing fees, service fees and charges and leasing operations are collectively referred to as recurring fee income. The fourth quarter of 1996 had a $3.8 million increase in recurring fee income when compared to the same period in 1995. This was primarily due to an increase in the number of checking accounts and increased balances of loans serviced for others. The increase in the number of checking accounts was primarily due to the First Nationwide acquisition. See Note 2 to the Consolidated Financial Statements for further information on this acquisition. The increase in loans serviced for others resulted from $330 million of mortgage loans sold in December 1995 as part of the FirstFed Merger and another $510 million in seasoned 15-to-30 year fixed-rate mortgage loans sold in June 1996 in order to maintain the Bank's desired interest rate risk profile. In both cases, the Bank sold these loans with servicing retained.

Other expenses for the fourth quarter of 1996 were $49.2 million as compared to $46.4 million in the fourth quarter of 1995, excluding the merger-related expenses of $37.5 million. This $2.8 million increase was primarily attributable to increased costs associated with the increased retail banking activity and the acquisition of the Michigan offices and deposits of First Nationwide Bank in June 1996 as mentioned above.

The following table presents summarized quarterly data for each of the years indicated.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST      SECOND       THIRD      FOURTH       TOTAL
                                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                     ----------  ----------  ----------  ----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Total interest income...........................    $243,048     251,680     254,327     255,423    1,004,478
  Net interest income.............................      92,002      98,907      97,179      95,304      383,392
  Provision for loan and lease losses.............       1,000       1,000       1,001       1,000        4,001
  Gains (losses) on loans and
   securities and other...........................         577      (2,115)        (71)      3,502        1,893
  SAIF assessment(1)..............................           -           -      56,258           -       56,258
  Net income......................................      38,450      41,370       5,031      42,871      127,722
  Earnings per share(2)...........................         .80         .86         .11         .90         2.67

1995(3)
  Total interest income...........................    $273,372     275,535     276,782     261,721    1,087,410
  Net interest income.............................      77,253      76,896      77,869      85,798      317,816
  Provision for loan and lease losses.............         258         258         258         258        1,032
  Gains (losses) on loans and
   securities and other...........................       2,095       3,022       3,263     (24,476)     (16,096)
  Loss on termination of interest rate
   exchange agreements............................           -           -           -     (76,207)     (76,207)
  Net income (loss)...............................      29,310      31,045      32,107     (58,430)      34,032
  Earnings (loss) per share(4)....................         .61         .65         .67       (1.24)         .71

---------------------------

(1) See Note 21 to the Consolidated Financial Statements for further information.

(2)  Restated to reflect the 5% stock dividend issued September 30, 1996.

(3) The data for the fourth quarter of 1995 includes pretax losses of $101.8 million from charges related to financial repositioning and restructurings. The after-tax loss for these financial restructurings was $66.1 million. Also in the fourth quarter of 1995, the Company recorded merger-related expenses of $37.5 million with an after-tax impact of $26.5 million.

(4) Restated to reflect the 5% stock dividend issued September 30, 1996. Due to a net loss in the fourth quarter of 1995, the assumed exercise of stock options is antidilutive.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                           DECEMBER 31,
                                                                                 -----------------------------
                                                                                    1996                1995
                                                                                      (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)
ASSETS
Cash and deposits with banks.................................................   $    152,301           163,123
Federal funds sold and other.................................................        118,003           495,248
                                                                                 -----------       -----------
     Total cash and cash equivalents.........................................        270,304           658,371
Investment securities available for sale.....................................        243,632           407,427
Mortgage-backed securities:
  Available for sale.........................................................         21,800         1,435,589
  Held to maturity (fair value of $4,701,452 and $3,961,326).................      4,692,996         3,879,160
Loans held for sale..........................................................              -             4,340
Loans and leases, net (including allowance for loan and lease losses
 of $65,922 and $64,436).....................................................      8,100,342         6,674,260
Federal Home Loan Bank stock.................................................        215,815           178,136
Premises and equipment.......................................................        114,145            96,581
Accrued interest receivable..................................................         77,193            73,683
Equipment on operating leases................................................         22,599            32,755
Real estate owned............................................................          7,337            11,991
Goodwill.....................................................................         64,496            10,602
Other assets.................................................................         73,904           115,964
                                                                                 -----------       -----------
     Total assets............................................................   $ 13,904,563        13,578,859
                                                                                 ===========       ===========

LIABILITIES
Deposits.....................................................................   $  7,841,197         7,012,491
Federal Home Loan Bank advances..............................................      3,194,333         3,163,144
Reverse repurchase agreements................................................      1,549,778         2,089,520
Other borrowings.............................................................        211,180           209,020
Advance payments by borrowers for taxes and insurance........................         39,346            47,738
Accrued interest payable.....................................................         35,298            56,955
Accrued expenses and other liabilities.......................................        104,738           155,593
                                                                                 -----------       -----------
     Total liabilities.......................................................     12,975,870        12,734,461
                                                                                 -----------       -----------
Commitments and contingencies................................................
SHAREHOLDERS' EQUITY
Preferred stock - $.01 par value per share; 20,000,000 shares
  authorized and unissued....................................................              -                 -
Common stock - $.01 par value per share; 180,000,000 shares
  authorized; 47,472,486 and 45,119,014 shares issued........................            475               451
Additional paid-in capital...................................................        321,991           235,889
Retained earnings............................................................        637,356           642,197
Less 1,029,763 and 101,488 shares of common stock held in
  treasury, at cost..........................................................        (39,615)           (3,061)
Net unrealized gain (loss) on securities, net of tax (expense) benefit of
 ($4,565) and $15,978........................................................          8,486           (31,078)
                                                                                 -----------       -----------
     Total shareholders' equity..............................................        928,693           844,398
                                                                                 -----------       -----------
     Total liabilities and shareholders' equity..............................   $ 13,904,563        13,578,859
                                                                                 ===========       ===========

See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                     1996             1995            1994
                                                                     ----             ----            ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases.............................................  $   602,432          557,936         532,719
  Mortgage-backed securities:
    Available for sale.........................................       11,340           23,820          64,482
    Held to maturity...........................................      346,635          418,344         364,306
  Investment securities available for sale.....................       21,205           59,746          26,122
  Other interest-earning assets................................       22,866           27,564          18,551
                                                                  ----------       ----------      ----------
     Total interest income.....................................    1,004,478        1,087,410       1,006,180
                                                                  ----------       ----------      ----------
INTEREST EXPENSE:
  Deposits.....................................................      326,948          346,605         305,494
  FHLB advances................................................      185,439          177,704         150,744
  Other borrowings.............................................      108,699          245,285         237,969
                                                                  ----------       ----------      ----------
     Total interest expense....................................      621,086          769,594         694,207
                                                                  ----------       ----------      ----------
     Net interest income.......................................      383,392          317,816         311,973
Provision for loan and lease losses............................        4,001            1,032           2,948
                                                                  ----------       ----------      ----------
     Net interest income after provision for
      loan and lease losses....................................      379,391          316,784         309,025
                                                                  ----------       ----------      ----------
OTHER INCOME (EXPENSE):
  Loan servicing fees..........................................       11,476            8,951          10,173
  Service fees and other charges...............................       35,631           26,633          24,404
  Leasing operations...........................................        7,421            7,903               -
  Net gains (losses):
    Loans......................................................        2,040            1,578          (1,925)
    Mortgage-backed securities.................................          981          (25,570)          4,191
    Investment securities......................................       (2,025)           6,010           6,955
    Termination of interest rate exchange agreements...........            -          (76,207)       (155,364)
    Other gains................................................          897            1,886             357
  Other........................................................          717              980             820
                                                                  ----------       ----------      ----------
     Total other income (expense)..............................       57,138          (47,836)       (110,389)
                                                                  ----------       ----------      ----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits...........................       90,881           89,141          83,660
  Net occupancy and equipment..................................       27,129           25,015          24,543
  Federal deposit insurance premiums...........................       16,112           17,445          17,503
  State taxes..................................................        7,887            6,273           7,809
  Merger expenses..............................................            -           37,528               -
  Amortization of goodwill.....................................        2,587              774             621
  Other administrative expenses................................       43,170           39,567          41,825
                                                                  ----------       ----------      ----------
     Administrative expenses before federal deposit
       insurance special assessment............................      187,766          215,743         175,961
  Federal deposit insurance special assessment.................       56,258                -               -
                                                                  ----------       ----------      ----------
     Total administrative expenses.............................      244,024          215,743         175,961
                                                                  ----------       ----------      ----------
Income before federal income taxes and
  and extraordinary item.......................................      192,505           53,205          22,675
Federal income taxes...........................................       64,783           19,173           7,056
                                                                  ----------       ----------      ----------
     Income before extraordinary item..........................      127,722           34,032          15,619
Extraordinary item, net of tax benefit of $6,361...............            -                -         (12,348)
                                                                  ----------       ----------      ----------
     Net income................................................  $   127,722           34,032           3,271
                                                                  ==========       ==========      ==========

Earnings per common and common equivalent share(1):
  Income before extraordinary item.............................  $      2.67              .71             .32
  Extraordinary item...........................................            -                -            (.26)
                                                                  ----------       ----------      ----------
     Net income................................................  $      2.67              .71             .06
                                                                  ==========       ==========      ==========
Average common and common equivalent shares
  outstanding(1)...............................................   47,916,192       48,151,822      48,237,686

---------------------------

(1) Per share data has been restated to reflect the 5% stock dividend issued September 30, 1996.

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             NET         TOTAL
                                                     ADDITIONAL                          UNREALIZED      SHARE-
                                           COMMON     PAID-IN     RETAINED   TREASURY    GAIN (LOSS)    HOLDERS'
                                           STOCK      CAPITAL     EARNINGS    STOCK     ON SECURITIES   EQUITY
                                          ---------  ----------   ---------  ---------  -------------- ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance, January 1, 1994................   $ 449      233,926      667,864                               902,239
  Common stock issued in connection
   with stock options exercised,
   152,285 shares.......................       1          983            -          -            -           984
  Purchase of 48,000 shares of
   treasury stock.......................       -            -            -       (935)           -          (935)
  Treasury stock reissued, 4,813
   common shares at cost, in connection
   with stock options exercised.........       -          (65)           -         94            -            29
  Dividends paid ($.56 per share)(1)....       -            -      (23,405)         -            -       (23,405)
  Net unrealized gain (loss) on
   securities available for sale,
   net of tax benefit...................       -            -            -          -      (58,512)      (58,512)
  Net income............................       -            -        3,271          -            -         3,271
                                           -----      -------      -------    -------        -----       -------
Balance, December 31, 1994..............     450      234,844      647,730       (841)     (58,512)      823,671
  Purchase of 718,100 shares of
   treasury stock.......................       -            -            -    (19,831)           -       (19,831)
  Treasury stock reissued in connection
   with stock option exercised,
   618,024 shares.......................       -            -       (9,596)    16,796            -         7,200
  Common stock canceled in
   connection with the FirstFed Merger,
   909 shares...........................       -          (26)           -          -            -           (26)
  Treasury stock reissued in connection
   with the acquisition of ACS,
   41,775 shares........................       -            -           (7)       815            -           808
  Common stock issued in connection
   with stock options exercised,
   88,290 shares........................       1        1,071            -          -            -         1,072
  Dividends paid ($.71 per share)(1)....       -            -      (29,962)         -            -       (29,962)
  Change in net unrealized gain (loss)
   on securities, net of tax benefit....       -            -            -          -       27,434        27,434
  Net income............................       -            -       34,032          -            -        34,032
                                           -----      -------      -------    -------        -----       -------
Balance, December 31, 1995..............     451      235,889      642,197     (3,061)     (31,078)      844,398
  Stock dividend of 5% issued
   September 30, 1996...................      23       84,711      (83,757)      (977)           -             -
  Purchase of 1,288,425 shares of
   treasury stock.......................       -            -            -    (47,697)           -       (47,697)
  Treasury stock reissued in connection
   with stock options exercised,
   386,120 shares.......................       -            -       (8,311)    12,120            -         3,809
  Common stock issued in connection
   with stock options exercised,
   101,409 shares.......................       1        1,391            -          -            -         1,392
  Dividends paid ($.86 per share)(1)....       -            -      (40,495)         -            -       (40,495)
  Change in net unrealized gain (loss)
   on securities, net of tax benefit....       -            -            -          -       39,564        39,564
  Net income............................       -            -      127,722          -                    127,722
                                           -----      -------      -------    -------        -----       -------
Balance, December 31, 1996..............   $ 475      321,991      637,356    (39,615)       8,486       928,693
                                           =====      =======      =======    =======        =====       =======

---------------------------

(1)  Restated to reflect the 5% stock dividend issued September 30, 1996.


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1996            1995            1994
                                                                           ----            ----            ----
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income......................................................... $    127,722         34,032          3,271
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses..............................        4,001          1,032          2,948
    Net (gains) losses...............................................       (1,893)        16,096         (9,578)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net..................        9,977         26,360          6,684
    Origination of real estate loans held for sale...................      (59,882)      (135,456)      (137,561)
    Proceeds from sale of loans held for sale........................       61,922        136,655        139,951
    Proceeds from sale of mortgage-backed securities
     available for sale..............................................            -              -         62,008
    Loss on termination of interest rate exchange agreements.........                      76,207        155,364
    Loss on extinguishment of debt...................................            -              -         18,708
    Other............................................................       18,328         10,220        (37,594)
                                                                       -----------    -----------    -----------
      Net cash provided by operating activities......................      160,175        165,146        204,201
                                                                       -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases........................   (1,915,268)      (364,950)       (66,765)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity......................      737,029        673,991      1,179,950
    Mortgage-backed securities available for sale....................       23,766         32,717        192,112
    Investment securities held to maturity...........................            -              -          1,800
    Investment securities available for sale.........................      231,385        864,903        159,849
  Proceeds from sale of:
    Mortgage-backed securities held to maturity......................       71,226              -         17,917
    Mortgage-backed securities available for sale....................      832,501      1,188,401        845,215
    Investment securities available for sale.........................      255,521        655,601        322,113
    Federal Home Loan Bank stock.....................................            -              -         20,500
  Purchases of:
    Mortgage-backed securities held to maturity......................     (569,577)      (178,010)    (1,501,023)
    Mortgage-backed securities available for sale....................            -         (3,081)      (757,769)
    Investment securities available for sale.........................     (326,252)    (1,443,905)      (519,832)
    Federal Home Loan Bank stock.....................................      (30,662)       (11,255)       (31,883)
    Equipment on operating lease.....................................      (10,980)       (22,011)             -
  Net cash and cash equivalents (paid) received in connection
   with acquisitions.................................................      731,170         (9,857)        83,489
  Other..............................................................      (14,275)        (5,014)        21,466
                                                                       -----------    -----------    -----------
      Net cash provided by (used in) investing activities............       15,584      1,377,530        (32,861)
                                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings...................     (848,033)      (510,697)       212,864
  Proceeds from long-term borrowings.................................    2,920,137      4,194,081      6,848,988
  Repayments of long-term borrowings.................................   (2,577,924)    (4,713,866)    (6,721,256)
  Increase (decrease) in, net of acquisitions:
    Deposits.........................................................       33,377        (76,238)      (277,434)
    Advance payments by borrowers for taxes and insurance............       (8,392)        (7,364)         1,362
  Payment of dividends on common stock...............................      (40,495)       (29,962)       (23,405)
  Proceeds from issuance of common stock.............................        1,392          1,072            984
  Purchase of treasury stock, net of options exercised...............      (43,888)       (12,629)          (906)
  Net payment to terminate interest rate exchange agreements.........            -        (70,637)      (142,245)
                                                                       -----------    -----------    -----------
      Net cash used in financing activities..........................     (563,826)    (1,226,240)      (101,048)
                                                                       -----------    -----------    -----------
    Net (decrease) increase in cash and cash equivalents.............     (388,067)       316,436         70,292
Cash and cash equivalents, beginning of year.........................      658,371        341,935        271,643
                                                                       -----------    -----------    -----------
Cash and cash equivalents, end of year............................... $    270,304        658,371        341,935
                                                                       ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies of Charter One Financial, Inc., ("Charter One" or the "Company"), a unitary savings and loan holding company, and Charter One Bank, F.S.B. (the "Bank"), conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant accounting policies follows:

     NATURE OF OPERATIONS

     Charter One is a Delaware Corporation organized as a unitary savings and loan holding company and owns Charter Michigan Bancorp, Inc. which owns all of the outstanding capital stock of Charter One Bank, F.S.B. The business of the Bank is providing consumer and business banking services to certain major markets in Ohio and, after October 1995, in Michigan. At the end of 1996, the Bank was doing business through 172 full service banking branches and 9 loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. The Company's income is derived predominantly from interest on loans, leases, and securities and, to a lesser extent, noninterest income. The Company's principal expenses are interest paid on deposits and borrowings, and normal operating costs. The Company's operations are principally in the savings industry, which constitutes a single industry segment. The Bank's subsidiaries engage principally in equipment leasing, data processing services, real estate appraisal, sales of tax deferred annuities, property and casualty insurance, and the development, operation and sale of real estate. The Bank's subsidiaries are not a significant part of the business of the Bank.

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

     SECURITIES

     Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating rate notes, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading would be carried at estimated fair value with the unrealized holding gain or loss recorded in the statement of income. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders' equity. Securities classified as held to maturity are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Realized gains or losses on the sale of marketable equity securities are recorded based on the average cost. Security sales are recorded on a trade date basis.

     LOANS

     Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income.

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances. For balance sheet presentation, the balances are presented net of deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Discounts and premiums are accreted or amortized using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Unamortized net fees or costs are recognized upon early repayment of the loans. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses.

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan
     - Income Recognition and Disclosures," which impose certain requirements on the measurement of impaired loans. The Company has previously measured such loans in accordance with the methods prescribed in SFAS No. 114. Consequently, no additional loss provisions were required by the adoption of these statements. SFAS No. 114 also requires that impaired loans for which foreclosure is probable should continue to be accounted for as loans. At the date of adoption, the balance of in-substance foreclosed loans reclassified to loans receivable was $1.2 million. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's results of operations.

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

     A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0 and principal recovery is in doubt. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of the SFAS No. 114. For loans which are individually not significant ($500,000 or less) and represent a homogeneous population, the Bank evaluates impairment based on the level and extent of delinquencies in the portfolio and the Bank's prior charge-off experience with those delinquencies. Such loans include all mortgage loans secured by 1-4 family residential property, all consumer loans and certain multifamily real estate loans, non-residential real estate loans, business loans and leases. The Bank charges principal off at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased.

     LEASE ACCOUNTING

     The Company classifies leases at the inception of the lease in accordance with SFAS No. 13, "Accounting for Leases." Estimated residual values are reviewed at least annually and reduced if necessary.

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

     Leveraged Leases - Income on leveraged leases is recognized on a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.

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

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Interest rate exchange agreements ("swaps"), interest rate floor agreements ("floors"), interest rate collar agreements ("collars"), and interest rate cap agreements ("caps") used in asset/liability management activities are accounted for using the accrual method. The net interest received or paid on swaps, floors, collars and caps is recognized over the lives of the respective contracts as an adjustment to interest expense. Fees paid or received at inception of the agreements are amortized or accreted to interest expense over the lives of the related agreements. Gains and losses on terminated agreements are deferred and amortized to interest expense over the remaining original term of the applicable agreement. If the assigned liability is eliminated, the gain or loss on the terminated agreement is recognized immediately.

     In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. The financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

     REAL ESTATE OWNED

     Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

     GOODWILL

     Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition and is being amortized using the straight-line method over 15 years. Management reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations.

     LOAN FEES

     Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

     FEDERAL INCOME TAXES

     The Company and its wholly owned subsidiaries file a consolidated federal income tax return. The provision for federal income taxes is based upon earnings reported for financial statement purposes rather than amounts reported on the Company's income tax returns. Deferred income taxes, which result from temporary differences in the recognition of income and expense for financial statement and tax return purposes, are included in the calculation of income tax expense. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

     STATEMENTS OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate swaps are classified based on the on-balance-sheet assets or liabilities hedged. Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $85.6 million and $67.8 million at December 31, 1996 and 1995, respectively.

     EARNINGS PER SHARE

     Earnings per share of common stock is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data has been restated to reflect the 5% stock dividend issued September 30, 1996.

     NEW ACCOUNTING STANDARDS

     On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations.

     On January 1, 1996, the Company also adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a company recognize, as a separate asset, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. A company that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with the servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based upon their relative values, if it is practicable to estimate those fair values. This statement also requires that a company periodically assess its capitalized mortgage servicing rights for impairment based upon the fair value of those rights. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations. SFAS 122 will be superseded by SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as described below.

     Effective January 1, 1996, Charter One adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which prescribes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, the statement also allows an entity to continue to measure compensation cost for these plans using an intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No.
     25. Entities electing to retain the accounting treatment under APB No. 25 must make pro forma footnote disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 has been applied. Management has elected to continue using the APB No. 25 accounting method and include pro forma disclosures. See Note 17 to the Consolidated Financial Statements.

     In June 1996, the FASB issued SFAS No. 125. SFAS No. 125 amends portions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The FASB has recently issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," that defers the effective date of certain provisions of SFAS No. 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending, and similar transactions until after December 31, 1997. Management has not completed the process of evaluating this statement and therefore has not determined the impact, if any, that adopting this statement will have on the financial position and results of operations.

     RECLASSIFICATIONS

     Certain items in the consolidated financial statements for 1995 and 1994 have been reclassified to conform to the 1996 presentation.

2.   BUSINESS COMBINATIONS, ASSET ACQUISITIONS AND DIVESTITURES

     On June 28, 1996, the Company completed the acquisition of First Nationwide Bank's 21 branch offices in the Detroit Metropolitan area. The market areas of four First Nationwide offices directly overlapped those of existing branch offices and therefore were consolidated into the existing branch facilities. The deposits of the branches totaled $796.7 million and were assumed for a cost of $57.0 million. Such cost has been reflected as goodwill in the accompanying financial statements.

     On October 31, 1995, the Company completed a merger with FirstFed Michigan Corporation ("FirstFed"), the holding company for First Federal of Michigan, a federally chartered savings and loan association (the "FirstFed Merger.") The FirstFed Merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares of Company common stock. The merger has been accounted for as a pooling of interests and, accordingly, the financial statements of the Company for all periods prior to the merger have been restated to include the results of FirstFed. FirstFed paid dividends of $8,612,000 for the 10 months ended October 31, 1995 and $10,079,000 in 1994. All per share dividend amounts are those of the Company prior to the merger.

     Total assets and shareholders' equity of FirstFed as of October 31, 1995 (unaudited) were $7,675,952,000 and $417,555,000, respectively. Total income and net income of the Company and FirstFed after restatement to conform the adoption dates of changes in accounting practices and reclassifications to conform presentation included in the 1995 and 1994 results of operations are as follows:

                                                        TOTAL INCOME                      NET INCOME (LOSS)
                                            -----------------------------------  -------------------------------------
                                            JANUARY 1, 1995                      JANUARY 1, 1995
                                                    TO            YEAR ENDED             TO              YEAR ENDED
                                            OCTOBER 31, 1995  DECEMBER 31, 1994  OCTOBER 31, 1995    DECEMBER 31, 1994
                                            ----------------  -----------------  -----------------   -----------------
                                                                    (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)                         (UNAUDITED)
     Company.................................  $ 420,528            423,686            54,684              67,613
     FirstFed................................    448,022            472,105           (31,707)            (64,342)
                                                --------          ---------           -------            --------
        Total................................  $ 868,550            895,791            22,977               3,271
                                                ========          =========           =======            ========

     A reconciliation of amounts previously reported by the Company and FirstFed to the amounts included in the restated statements of the Company for 1994 follows:

                                                                           YEAR ENDED DECEMBER 31, 1994
                                                                          --------------------------------
                                                                          TOTAL INCOME    NET INCOME (LOSS)
                                                                          -------------- -----------------
                                                                              (DOLLARS IN THOUSANDS)

     As reported by the Company ....................................       $  423,686         67,613
     As reported by FirstFed .......................................          470,302        (96,290)
     Adjustment to conform adoption date of
       accounting change ...........................................                -         31,948
     Reclassifications to conform presentation .....................            1,803              -
                                                                            ----------       --------
       Total, as restated...........................................       $  895,791          3,271
                                                                            ==========       ========

     The adjustment to conform the adoption date of the accounting change shown in the table above is made to conform FirstFed's adoption date of an accelerated method of accounting for goodwill from January 1, 1994 to January 1, 1990.

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

3.   INVESTMENT SECURITIES

     Investment securities classified as available for sale at December 31, 1996, are summarized as follows:

                                                                                 DECEMBER 31, 1996
                                                                      ----------------------------------------
                                                                                 GROSS      GROSS
                                                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                                                        COST     GAINS      LOSSES     VALUE
                                                                      ---------  -------    -------  ---------
                                                                              (DOLLARS IN THOUSANDS)

     U.S. Treasury and agency securities ..................          $ 238,195      550      610      238,135
     Corporate notes and commercial paper .................              1,123    2,984        -        4,107
     Other ................................................              1,389        1        -        1,390
                                                                      ---------  -------    -----    ---------
        Total .............................................          $ 240,707    3,535      610      243,632
                                                                      =========  =======    =====    =========

     Investment securities classified as available for sale at December 31, 1995, are summarized as follows:

                                                                            DECEMBER 31, 1995
                                                                 -----------------------------------------
                                                                             GROSS      GROSS
                                                                AMORTIZED  UNREALIZED UNREALIZED  FAIR
                                                                   COST      GAINS      LOSSES    VALUE
                                                                 ---------   -------    ------  ----------
                                                                          (DOLLARS IN THOUSANDS)

     U.S. Treasury and agency securities ...................    $ 375,263     1,969         -     377,232
     Corporate notes and commercial paper ..................       27,584     2,449         -      30,033
     Other .................................................          162         -         -         162
                                                                 ---------   -------    ------  ----------
        Total ..............................................    $ 403,009     4,418         -     407,427
                                                                 =========   =======    ======  ==========

     The weighted average interest rate on investment securities was 6.89% and 6.76% at December 31, 1996 and 1995, respectively.

     Investment securities available for sale by contractual maturity, repricing or expected call date are shown below:

                                                                                     DECEMBER 31, 1996
                                                                           ------------------------------------
                                                                           AMORTIZED        FAIR         AVERAGE
                                                                              COST          VALUE         RATE
                                                                           ---------      ---------      ------
                                                                                   (DOLLARS IN THOUSANDS)

     Due in one year or less ...............................              $ 186,095        186,570        7.06%
     Due after one year through two years ..................                  1,000          1,075        6.72
     Due after two years through five years ................                 44,345         43,745        6.17
     Due after five years through ten years ................                    540            531        6.10
     Due after ten years ...................................                  8,727         11,711        6.96
                                                                           ---------      ---------
        Total ..............................................              $ 240,707        243,632        6.89%
                                                                           =========      =========


     At December 31, 1996 and 1995, total adjustable-rate investment securities were $8.6 million and $8.9 million, respectively.

     Gains on sales were $6.0 million and $7.9 million for the years ended December 31, 1995 and 1994, respectively. Losses were $2.0 million and $1.0 million for the years ended December 31, 1996 and 1994, respectively.

4.   MORTGAGE-BACKED SECURITIES

     The amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values at December 31, 1996 were as follows:

                                                                          DECEMBER 31, 1996
                                                             ---------------------------------------------
                                                                            GROSS      GROSS
                                                               AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                                                 COST       GAINS      LOSSES      VALUE
                                                             -----------  --------   --------  -----------
                                                                             (DOLLARS IN
                                                                              THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC.................................................  $    13,404         6         75       13,335
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................        1,293         -         10        1,283
    Private issues..........................................        9,214         -      2,032        7,182
                                                               ----------   -------    -------   ----------
        Total mortgage-backed securities
        available for sale..................................       23,911         6      2,117       21,800
                                                               ----------   -------    -------   ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA..................................................    1,246,398    11,202     10,515    1,247,085
      FHLMC.................................................      636,228    18,006        381      653,853
      GNMA..................................................      188,057     4,232        421      191,868
    Private issues..........................................      407,564     2,757      8,943      401,378
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................      427,238     8,447      1,688      433,997
      FHLMC.................................................      434,106     4,903      1,782      437,227
    Private issues..........................................    1,353,405     5,180     22,541    1,336,044
                                                               ----------   -------    -------   ----------
        Total mortgage-backed securities
        held to maturity....................................    4,692,996    54,727     46,271    4,701,452
                                                               ----------   -------    -------   ----------
          Total.............................................  $ 4,716,907    54,733     48,388    4,723,252
                                                               ==========   =======    =======   ==========

     At December 31, 1995, the amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values were as follows:

                                                                       DECEMBER 31, 1995
                                                          -----------------------------------------------
                                                                          GROSS      GROSS
                                                           AMORTIZED    UNREALIZED UNREALIZED    FAIR
                                                              COST        GAINS      LOSSES      VALUE
                                                          -----------   ---------   --------  -----------
                                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA..............................................   $  329,317         196     2,366      327,147
      FHLMC.............................................       20,307          85         -       20,392
    Private issues......................................          116           -         -          116
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..............................................      262,206       4,413        25      266,594
      FHLMC.............................................      348,830       3,759        79      352,510
    Private issues......................................      464,604       4,624       398      468,830
                                                            ---------    --------   -------   ----------
        Total mortgage-backed securities
        available for sale..............................    1,425,380      13,077     2,868    1,435,589
                                                            ---------    --------   -------   ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA..............................................    1,546,206      27,541     1,570    1,572,177
      FHLMC.............................................      891,638      30,613        26      922,225
      GNMA..............................................      224,938       5,863         -      230,801
    Private issues......................................      498,631       4,275     3,911      498,995
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..............................................      180,013       9,108         3      189,118
      FHLMC.............................................       83,708       5,147       106       88,749
    Private issues......................................      454,026       6,808     1,573      459,261
                                                            ---------    --------   -------   ----------
        Total mortgage-backed securities
        held to maturity................................    3,879,160      89,355     7,189    3,961,326
                                                            ---------    --------   -------   ----------
          Total.........................................   $5,304,540     102,432    10,057    5,396,915
                                                            =========    ========   =======   ==========


     In July 1996, the Bank sold $510.4 million of FNMA fixed-rate participation certificates which were made up of seasoned 15- to 30-year fixed-rate mortgage loans originated by the Bank and swapped to FNMA for participation certificates in June 1996. The sale resulted in a $289,000 net loss and recognition of $2.7 million of originated mortgage servicing rights, both of which were recorded on the trade date in June 1996. Recognition of the servicing rights was in accordance with SFAS No. 122 which Charter One adopted as of January 1, 1996.

     In September 1996, the Bank reclassified $10.9 million of mortgage-backed securities from held to maturity to available for sale in response to significant deterioration in the issuer's creditworthiness uncovered during a routine review of the portfolio. Subsequently, $8.1 million of these securities were sold for a loss of $1.4 million, which was recorded in the third quarter of 1996.

     In December 1996, the Bank sold $68.7 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A $2.6 million gain was recorded on the sale.

     On November 15, 1995, the FASB staff issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In accordance with provisions in that special report, management chose to reclassify certain securities from the available for sale portfolio to the held to maturity portfolio. At December 31, 1995, the date of the transfer, the fair value of those securities was $77.3 million and the unrealized loss on those securities was $2.3 million. Such loss will be amortized through equity over the remaining life of the securities.

     Additionally, in accordance with implementation of the same special report, management chose to reclassify certain securities that were classified as held to maturity to the available for sale portfolio. At December 31, 1995, the date of the transfer, the amortized cost of those securities was $1.1 billion and the unrealized gain on those securities was $12.3 million. In 1994, certain of those securities had been transferred from available for sale to held to maturity with an unrealized loss of $50.2 million. At December 31, 1995, it was management's intent to reclassify these same securities back to the held to maturity portfolio after a sufficient period of market value risk. On January 31, 1996, such a reclassification was made and an after-tax increase of $42.2 million in equity was recorded.

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

     Sales of mortgage-backed securities available for sale and held to maturity resulted in gains of $6.3 million in 1996, $1.8 million in 1995 and $10.1 million in 1994. Losses, including write-downs to fair value, were $5.3 million in 1996, $27.4 million in 1995 and $5.9 million in 1994.

     Mortgage-backed securities are classified by type of interest payment as follows:

                                                                  DECEMBER 31,
                                      ---------------------------------------------------------------------
                                                     1996                               1995
                                      ----------------------------------   --------------------------------
                                      AMORTIZED       FAIR     AVERAGE     AMORTIZED       FAIR    AVERAGE
                                         COST        VALUE      RATE          COST        VALUE      RATE
                                      ----------   ----------   -----      ----------   ----------   -----
                                                               (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized
      mortgage obligations.......... $     9,214        7,182    7.25%    $ 1,072,890    1,085,208    7.23%
                                      ----------   ----------              ----------   ----------
       Total adjustable rate........       9,214        7,182    7.25       1,072,890    1,085,208    7.23
                                      ----------   ----------              ----------   ----------
  Fixed rate:
    Participation
      certificates..................      13,404       13,335    6.03         349,740      347,655    6.23
    Collateralized
      mortgage obligations..........       1,293        1,283    5.09           2,750        2,726    5.30
                                      ----------   ----------              ----------   ----------
        Total fixed rate............      14,697       14,618    5.94         352,490      350,381    6.22
                                      ----------   ----------              ----------   ----------
           Total available for
              sale..................      23,911       21,800    6.45       1,425,380    1,435,589    6.98
                                      ----------   ----------              ----------   ----------
HELD TO MATURITY
  Adjustable rate:
    Participation
      certificates..................   1,019,324    1,026,902    7.16       1,279,124    1,297,319    7.08
    Collateralized
      mortgage obligations..........   1,361,493    1,365,960    7.00         357,816      372,972    7.48
                                      ----------   ----------              ----------   ----------
        Total adjustable rate.......   2,380,817    2,392,862    7.07       1,636,940    1,670,291    7.17
                                      ----------   ----------              ----------   ----------
  Fixed rate:
    Participation
      certificates..................   1,458,923    1,467,282    7.51       1,882,289    1,926,879    7.56
    Collateralized
      mortgage obligations..........     853,256      841,308    7.15         359,931      364,156    7.32
                                      ----------   ----------              ----------   ----------
        Total fixed rate............   2,312,179    2,308,590    7.38       2,242,220    2,291,035    7.52
                                      ----------   ----------              ----------   ----------
          Total held to
            maturity................   4,692,996    4,701,452    7.22       3,879,160    3,961,326    7.37
                                      ----------   ----------              ----------   ----------
Total mortgage-backed
  securities........................ $ 4,716,907    4,723,252    7.22%    $ 5,304,540    5,396,915    7.27%
                                      ==========   ==========              ==========   ==========

     Adjustable-rate mortgage-backed securities are further classified by type of repricing index as follows:

                                                                                         1996
                                                                           --------------------------------
                                                                           AMORTIZED        FAIR    AVERAGE
                                                                              COST         VALUE      RATE
                                                                           ----------   ----------   -----
                                                                                 (DOLLARS IN THOUSANDS)
Available for sale:
  Collateralized mortgage obligations:
    Six-month LIBOR.....................................................  $     5,296        3,352    7.12%
    Other...............................................................        3,918        3,830    7.48
                                                                           ----------   ----------
    Total adjustable rate available for sale............................        9,214        7,182    7.25
                                                                           ----------   ----------

Held to maturity:
  Participation certificates:
    One-year constant maturity treasury.................................      443,109      454,117    7.39
    FHLB 11th District cost of funds....................................      410,859      406,594    6.62
    Other...............................................................      165,356      166,191    7.88
  Collateralized mortgage obligations:
    One-month LIBOR.....................................................    1,324,872    1,331,447    7.00
    Other...............................................................       36,621       34,513    7.21
                                                                           ----------   ----------
      Total adjustable rate held to maturity............................    2,380,817    2,392,862    7.07
                                                                           ----------   ----------
        Total adjustable rate...........................................  $ 2,390,031    2,400,044    7.07%
                                                                           ==========   ==========

     The weighted average lifetime cap rate of the adjustable-rate collateralized mortgage obligation portfolio and the adjustable-rate participation certificate portfolio were 9.27% and 11.87, respectively, at December 31, 1996.

5.   LOANS AND LEASES

     Loans and leases held for investment consist of the following:


                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                   1996            1995
                                                                                   ----            ----
                                                                                  (DOLLARS IN THOUSANDS)
Real Estate:
  Permanent:
    One-to-four family.......................................................   $6,072,927       5,140,857
    Multifamily..............................................................      290,195         359,056
    Commercial...............................................................      348,787         368,372
  Construction:
    One-to-four family.......................................................      268,766         132,776
    Multifamily..............................................................       14,517          11,495
    Commercial...............................................................       19,122          38,592
                                                                                 ---------      ----------
      Total real estate......................................................    7,014,314       6,051,148
Consumer.....................................................................      929,204         594,609
Business.....................................................................      100,302          65,747
Lease financings.............................................................      251,133         131,352
                                                                                 ---------      ----------
    Total loans and leases...................................................    8,294,953       6,842,856
                                                                                 ---------      ----------
  Less:
    Loans in process.........................................................      134,880          83,845
    Unamortized net discount.................................................        1,169           4,150
    Allowance for loan and lease losses......................................       65,922          64,436
    Deferred loan (costs)/fees, net..........................................       (7,360)         16,165
                                                                                 ---------      ----------
      Total..................................................................      194,611         168,596
                                                                                 ---------      ----------
        Loans and leases, net................................................   $8,100,342       6,674,260
                                                                                 =========      ==========

     Loans with adjustable rates included above totaled $3.0 billion and $2.3 billion at December 31, 1996 and 1995, respectively. Substantially all such loans have contractual interest rates that increase or decrease at periodic intervals no greater than three years, or have original terms to maturity of three years or less. Adjustable-rate loans reprice primarily based upon U.S. Treasury security rates.

     The Bank's primary lending areas are within the states of Ohio and Michigan. At December 31, 1996 and 1995, $7.6 billion and $6.3 billion, respectively, of the Bank's gross loans were to borrowers located within these two states. Although the Bank has a diversified loan portfolio, its borrowers' ability to honor their contracts is substantially dependent upon general economic conditions of the region.

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

                                                                               DECEMBER 31,
                                                                ---------------------------------------------
                                                                        1996                    1995
                                                                ---------------------   ---------------------
                                                                           PERCENT                 PERCENT
                                                                             OF                       OF
                                                                 AMOUNT     TOTAL        AMOUNT     TOTAL
                                                                --------   -------      --------    ------
                                                                           (DOLLARS IN THOUSANDS)

Strip shopping centers.......................................  $ 133,758      36.4%    $ 139,905      34.4%
Office buildings.............................................     54,835      14.9        63,573      15.6
Warehouses...................................................     53,439      14.5        57,800      14.2
Developed and undeveloped land...............................     54,891      14.9        57,290      14.1
Hotel property...............................................     24,960       6.8        36,939       9.1
Mobile home parks............................................     19,774       5.4        18,630       4.6
Other........................................................     26,252       7.1        32,827       8.0
                                                                --------   -------      --------    ------
  Total......................................................  $ 367,909     100.0%    $ 406,964     100.0%
                                                                ========   =======      ========    ======


     Business loans include loans to companies located in Ohio and Michigan totaling $99.4 million and $64.0 million at December 31, 1996 and 1995, respectively.

     Business loans are collateralized by accounts receivable, inventory and other assets used in the borrowers' business. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers' residence.

     At December 31, 1996, 1995 and 1994, loans serviced for the benefit of others, not included in the detail above, totaled $1.5 billion, $1.2 billion and $883 million, respectively. Included in these totals were loans sold on a recourse basis of $17.0 million, $23.0 million and $29.4 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $26.1 million and $18.6 million at December 31, 1996 and 1995, respectively.

     The Company normally has outstanding a number of commitments to extend credit. At December 31, 1996, there were outstanding commitments to originate $217.9 million of fixed-rate mortgage loans and other loans and leases and $191.3 million of adjustable-rate loans, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

     At December 31, 1996, there were also outstanding unfunded consumer lines of credit of $434.5 million and business lines of credit of $36.4 million. The Company does not expect all of these lines to be used by the borrowers.

     A summary of the investment in lease financings is as follows:

                                                                                          DECEMBER 31,
                                                                                      ---------------------
                                                                                        1996         1995
                                                                                        ----         ----
                                                                                      (DOLLARS IN THOUSANDS)

Direct financing leases............................................................. $ 167,623       76,713
Sales-type..........................................................................    69,334       54,639
Leveraged leases....................................................................    14,176            -
                                                                                      --------     --------
   Total lease financings........................................................... $ 251,133      131,352
                                                                                      ========     ========

     The components of the investment in lease financings are as follows:


                                                                                           DECEMBER 31,
                                                                                        -------------------
                                                                                          1996       1995
                                                                                          ----       ----
                                                                                       (DOLLARS IN THOUSANDS)

Total future minimum lease rentals..................................................   $ 224,654    125,773
Estimated residual value of leased equipment........................................      86,947     32,451
Initial direct costs................................................................       2,597        987
Less unearned income on minimum lease rentals and estimated residual value
  of leased equipment...............................................................     (63,065)   (27,859)
                                                                                        --------   --------
    Total lease financings..........................................................   $ 251,133    131,352
                                                                                        ========   ========

     At December 31, 1996, future minimum lease rentals on direct financing, sales type and leveraged leases are as follows: $61.0 million in 1997; $49.9 million in 1998, $38.6 million in 1999; $28.0 million in 2000; $21.3 million in 2001, and $25.8 million thereafter.

     At December 31, 1996, future minimum lease rentals on noncancelable operating leases are as follows: $12.4 million in 1997; $3.0 million in 1998; $214,000 in 1999, and $88,000 in 2000.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are as follows:


                                                                                YEAR ENDED DECEMBER 31,
                                                                              ----------------------------
                                                                               1996       1995      1994
                                                                               ----       ----      ----
                                                                                 (DOLLARS IN THOUSANDS)

Balance, beginning of year.................................................. $ 64,436     64,838    64,715
  Provision.................................................................    4,001      1,032     2,948
  Amounts charged off.......................................................   (2,887)    (2,318)   (3,220)
  Recoveries................................................................      372        708       395
  Other.....................................................................        -        176         -
                                                                              -------    -------   -------
Balance, end of year........................................................ $ 65,922     64,436    64,838
                                                                              =======    =======   =======

     Nonperforming loans and leases were $35.4 million, $43.1 million and $49.2 million at December 31, 1996, 1995 and 1994, respectively.

     As of December 31, 1996, the total investment in impaired loans was $10.4 million. The entire $10.4 million was subject to allowances for credit losses of $615,000 as of December 31, 1996. The average recorded investment in impaired loans during 1996 was $11.5 million, and interest income recognized in 1996 was $807,000. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.0 million for 1996.

     As of December 31, 1995, the total investment in impaired loans was $1.7 million. The entire $1.7 million was subject to allowances for credit losses of $1.0 million as of December 31, 1995. The average recorded investment in impaired loans during 1995 was $1.7 million, and interest income recognized in 1995 was $114,000. The interest income potential based upon the original terms of the contracts for these impaired loans was $160,000 for 1995.

6.   REAL ESTATE OWNED

     Real estate owned consists of the following:


                                                                                          DECEMBER 31,
                                                                                        -----------------
                                                                                         1996      1995
                                                                                         ----      ----
                                                                                      (DOLLARS IN THOUSANDS)

Acquired in settlement of loans....................................................... $ 7,030     11,650
Held for investment and acquired for development......................................     307        341
                                                                                        ------    -------
  Total............................................................................... $ 7,337     11,991
                                                                                        ======    =======

7.   DEPOSITS

     Deposits consist of the following:

                                                                             DECEMBER 31,
                                                           -------------------------------------------------
                                                                    1996                       1995
                                                           ----------------------     ----------------------
                                                                        WEIGHTED                    WEIGHTED
                                                                         AVERAGE                    AVERAGE
                                                             AMOUNT       RATE          AMOUNT        RATE
                                                           ----------     -----       ----------      ----
                                                                        (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing.....................................   $   558,753      1.86%     $   513,933      1.98%
  Noninterest-bearing..................................       300,685         -          220,029         -
Savings accounts.......................................       868,361      2.42        1,007,178      2.41
Money market accounts..................................     1,344,973      3.52          829,087      3.19
Certificates of deposit................................     4,766,369      5.85        4,438,831      5.97
                                                           ----------                 ----------
    Total deposits.....................................     7,839,141      4.56        7,009,058      4.65
Plus unamortized premium on
  deposits purchased...................................         2,056                      3,433
                                                           ----------                 ----------
    Total deposits, net................................   $ 7,841,197                $ 7,012,491
                                                           ==========                 ==========
Including the annualized effect of applicable swaps,
  floors and amortization of deferred gains on
  terminated swaps.....................................                    4.48%                      4.61%


     A summary of certificates of deposit by maturity follows:


                                                                                          DECEMBER 31, 1996
                                                                                         --------------------
                                                                                         (DOLLARS IN THOUSANDS)

Within 12 months.........................................................................     $ 3,489,052
12 months to 24 months...................................................................         686,145
24 months to 36 months...................................................................         241,609
36 months to 48 months...................................................................          99,320
Over 48 months...........................................................................         250,243
                                                                                               ----------
  Total..................................................................................     $ 4,766,369
                                                                                               ==========

     At December 31, 1996, the Bank had no brokered certificates of deposit.

8.   FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances at December 31, 1996, are secured by Charter One's investment in the stock of the Federal Home Loan Bank, as well as certain real estate loans aggregating $4.5 billion and mortgage-backed securities aggregating $641 million. FHLB advances are composed of the following:


                                                                               DECEMBER 31,
                                                             -------------------------------------------------
                                                                       1996                      1995
                                                             ------------------------   ----------------------
                                                                           WEIGHTED                  WEIGHTED
                                                                            AVERAGE                   AVERAGE
                                                               AMOUNT        RATE         AMOUNT        RATE
                                                             ----------      -----      ----------      ----
                                                                          (DOLLARS IN THOUSANDS)

Fixed-rate advances.......................................  $ 1,791,332       5.99%    $ 1,310,122      5.78%
Variable-rate advances....................................    1,403,000       5.56       1,853,000      5.87
                                                             ----------                 ----------
  Total advances                                              3,194,332       5.80       3,163,122      5.84
Unamortized premium.......................................            1                         22
                                                             ----------                 ----------
  Total advances, net                                       $ 3,194,333                $ 3,163,144
                                                             ==========                 ==========
Including the annualized effect of
  applicable swaps, caps and amortization
  of deferred gains on terminated swaps...................                    5.81%                     5.90%

The variable-rate advances reprice based upon three-month LIBOR at three-month intervals, and included $83 million with a 6.00% LIBOR cap, and $573 million which are callable, at par, by the FHLB.

Charter One has also entered into stand-alone interest rate cap agreements applicable to certain variable-rate and short-term fixed-rate FHLB advances. Reference is made to Note 11, "Interest Rate Risk Management," for additional discussion.


FHLB advances mature as follows:

                                                                            DECEMBER 31, 1996
                                                            --------------------------------------------------
                                                               FIXED-RATE ADVANCES      VARIABLE-RATE ADVANCES
                                                            -------------------------   ----------------------
                                                                           WEIGHTED                  WEIGHTED
                                                                           AVERAGE                    AVERAGE
                                                              AMOUNT         RATE         AMOUNT        RATE
                                                            ----------      ------      ----------      ----
                                                                          (DOLLARS IN THOUSANDS)
Maturing in:
  1997..................................................   $   387,300        5.94%    $ 1,128,000      5.55%
  1998..................................................       285,000        6.50          75,000      5.59
  1999..................................................       475,000        6.23         200,000      5.60
  2000..................................................       400,000        5.98
  2001..................................................       205,000        4.88
  2005..................................................         5,000        6.52
  2006..................................................           319        3.98
  2007..................................................        31,868        5.82
  2009..................................................           525        5.00
  2010..................................................           509        1.00
  2011..................................................           658        3.50
  2016..................................................           153        3.75
                                                            ----------                  ----------
    Total                                                    1,791,332        5.99%      1,403,000      5.56%
 Unamortized premium....................................             1                           -
                                                            ----------                  ----------
    Total FHLB advances, net............................   $ 1,791,333                 $ 1,403,000
                                                            ==========                  ==========


Certain advances require periodic amortization of principal. At December 31, 1996, scheduled repayments of advances are as follows: $1.5 billion in 1997, $362.4 million in 1998, $677.5 million in 1999, $402.7 million in 2000, $207.8 million in 2001, and $26.3 million thereafter.

At December 31, 1996, $200 million of the fixed rate agreements maturing in 2001 are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning in February 1999 and quarterly thereafter.

9.    REVERSE REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase are composed of the following:

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                      1996         1995
                                                                                      ----         ----
                                                                                   (DOLLARS IN THOUSANDS)
Short term:
  Mortgage-backed securities of $822 million, with fair value approximating
   $844 million, sold with agreements to repurchase the same securities, with
   a weighted average interest rate of 5.86% and matured in 1996................  $         -      798,783
  U.S. Treasury securities of $50 million, with fair value approximating
   $50 million, sold with agreements to repurchase the same securities, with
   a weighted average interest rate of 5.82% and matured in 1996................            -       49,250
                                                                                   ----------   ----------
       Total short term.........................................................            -      848,033
                                                                                   ----------   ----------
Long term:
  Mortgage-backed securities of $1.6 billion, with fair value approximating
   $1.7 billion, sold with agreements to repurchase the same securities.
   (1995-$1.3 billion sold with fair value of $1.3 billion):
     With a weighted average interest rate of 5.95% at December 31,
      1995, resetting quarterly based on three-month LIBOR and capped at
      6.06% through 1996, due in 1998, and converted to fixed-rate in 1996......            -      491,487
     With an interest rate of 5.67% and 6.17% at December 31, 1996 and
      1995, respectively, resetting quarterly based on three-month LIBOR
      and capped at 6.06%, due in 1997..........................................      175,000      175,000
     With a weighted average interest rate of 4.96%, due in 1996,
      callable by the Company at par............................................            -      275,000
     With a weighted average interest rate of 5.89% and 5.44% at December 31,
      1996 and 1995, respectively, due in 1998..................................      804,778      200,000
     With a weighted average interest rate of 5.16% and 5.84% at December 31,
      1996 and 1995, respectively, due in 1999..................................      570,000      100,000
                                                                                   ----------   ----------
         Total long term........................................................    1,549,778    1,241,487
                                                                                   ----------   ----------
                                                                                  $ 1,549,778    2,089,520
                                                                                   ==========   ==========
Weighted average interest cost including amortization of fees...................         5.62%        5.80%
                                                                                        =====        =====
Weighted average interest cost including the annualized effect of the applicable swaps, caps and amortization of deferred net gains
  on terminated swaps...........................................................         5.59%        5.68%
                                                                                        =====        =====


      At December 31, 1996 and 1995, $200 million of the fixed-rate agreements maturing in 1998 were convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning in June 1997 and quarterly thereafter.

      At December 31, 1996, $150 million of the fixed-rate agreements maturing in 1999 were convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning in October 1997 and quarterly thereafter.

      At December 31, 1996, $120 million and $100 million of the fixed-rate agreements maturing in 1999 were convertible, at the counterparty's option, to a floating rate of three-month LIBOR less 10 basis points, beginning in August 1997 and October 1997 respectively, and quarterly thereafter.

      The securities sold under agreements to repurchase were delivered to the primary dealers who arranged, or were party to, the transactions. They may have sold, loaned, or otherwise disposed of such securities to other parties and have agreed to resell the same securities back to the Company at maturity of the agreements.

      At December 31, 1996 there were no amounts at risk with any counterparties exceeding 10% of shareholders' equity. The amount at risk is equal to the excess of the carrying value of the securities sold under agreements to repurchase over the amount of the repurchase liability.

      The maximum month-end balance of outstanding agreements to repurchase the same securities was $2.0 billion in 1996 and $3.6 billion in 1995. The average balance was $1.6 billion and $3.2 billion during 1996 and 1995, respectively.

10.   OTHER BORROWINGS

                                                                                        DECEMBER 31,
                                                                                     -------------------
                                                                                       1996       1995
                                                                                       ----       ----
                                                                                    (DOLLARS IN THOUSANDS)

Zero coupon bonds of $407 million due February 2005,
  with yield to maturity of 11.39%................................................  $ 162,435    145,684
Mortgage loan sale agreement......................................................      9,902     10,351
Variable-rate bonds, due December 1, 2015, interest payable semi-
  annually at 4.75% with a ceiling of 9.5%........................................     10,000     10,000
Installment obligations without recourse..........................................     23,157     35,663
Other.............................................................................      5,686      7,322
                                                                                     --------   --------
     Total........................................................................  $ 211,180    209,020
                                                                                     ========   ========

     The zero coupon bonds are collateralized by mortgage-backed securities of $359 million and $354 million at December 31, 1996 and 1995, respectively.

     The installment obligations are collateralized by leased equipment and future lease revenues. The Company assigned the rentals under many leases on a nonrecourse basis. In the event of a default by a lessee, there is no recourse against the Company.

11.  INTEREST RATE RISK MANAGEMENT

     The Company utilizes various types of interest rate contracts in managing its interest rate risk on certain of its deposits and FHLB advances. The Company has utilized fixed payment swaps to convert certain of its floating- rate or short-term, fixed-rate liabilities into longer term, fixed rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer-term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

     Information on the swaps, by maturity date, follows:


                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                      1996                              1995
                                           --------------------------       ----------------------------
                                           NOTIONAL   RECEIVING PAYING      NOTIONAL   RECEIVING  PAYING
                                           PRINCIPAL  INTEREST INTEREST     PRINCIPAL  INTEREST  INTEREST
                                            AMOUNT      RATE     RATE        AMOUNT      RATE      RATE
                                           ---------    ----     ----       --------     -----    ------
                                                              (DOLLARS IN THOUSANDS)
FIXED PAYMENT AND VARIABLE RECEIPT

1999..................................... $  100,000    5.77%    10.0%     $ 100,000      6.02%    10.09%
                                           =========    ====     ====       ========     =====    ======
VARIABLE PAYMENT AND FIXED RECEIPT
1997.....................................                                  $  45,000      6.30%     5.63%
1998..................................... $  115,000    6.40%    5.53%             -         -          -
2000.....................................    110,000    7.06     5.54        110,000      7.08      5.63
2001.....................................    140,000    7.28     5.53              -         -         -
                                           ---------    ----     ----       --------     -----    ------
   Total................................. $  365,000    6.93%    5.53% (1) $ 155,000      6.86%     5.63%(1)
                                           =========    ====     ====       ========     =====    ======

----------------------

(1)  Rates are based upon LIBOR.

The Company also utilized swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon changes in the S&P 500 Index, and the payment of either fixed or variable interest. The notional principal amount outstanding at December 31, 1996 of these agreements was $32.2 million with a weighted average receipt rate of 19.58% and payment rate of 5.59% at that date. As of December 31, 1995, the outstanding principal was $24.2 million with receipt and pay rates of 14.28% and 5.85% respectively.

In March 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At December 31, 1996, interest received based on a 5.80% LIBOR rate was partially offset by a .07% per annum fee cost.

In the fourth quarter of 1995, as part of a balance sheet repositioning due to the merger with FirstFed, the Company terminated $600 million of swaps which were scheduled to mature in 1999, resulting in a pretax loss of $72.0 million. The loss was recognized immediately in the statement of operations, as the liabilities to which the agreements were assigned were eliminated in connection with the repositioning. The Company also terminated a $150 million swap which resulted in a gain of $1.0 million. The gain was deferred and is being amortized straight line over the original life of the agreement, as the liability to which it was assigned remains outstanding. An additional pretax loss of $4.2 million was also recognized in the fourth quarter of 1995 when $800 million of 8% interest rate caps were terminated and the corresponding liabilities were eliminated.

The unamortized net gains on terminated swaps were deferred if the liabilities to which they were assigned remained outstanding. The gains are being amortized over the original lives of the agreements. The unamortized net gain on terminated swaps was $2.1 million at December 31, 1996. Amortization of deferred net gains against interest expense totaled $6.1 million, $6.8 million and $6.6 million in 1996, 1995 and 1994, respectively. Amortization of the $2.1 million of remaining deferred net gains at December 31, 1996, is expected to be $1.1 million in 1997, $643,000 in 1998, and $313,000 in 1999.

The interest rate exchange agreements have been entered into with three nationally recognized primary dealers. The payments on these agreements have been collateralized with $23.4 million of mortgage-backed securities at December 31, 1996, held by the counterparties. In the event of a counterparty default, the Company is subject to risk to the extent that the value of the collateral exceeds the Company's net obligations under the agreements, and to the extent that any agreements have to be replaced under market conditions which are not favorable to the Company. The Company does not currently anticipate a default by any of the counterparties.

The Company has entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities. These stand-alone agreements supplement the cap provisions which have been incorporated into some of the Company's borrowings. The agreements provide for receipt of interest when three-month LIBOR exceeds an agreed-upon base rate. The Company receives a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. The agreements reprice quarterly. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $328,000 at December 31, 1996.

Outstanding caps are described in the following table:

                              -------------------------------------------------------------------------------
                                               1996                                     1995
                              --------------------------------------    -------------------------------------
                                                               PER                                      PER
                              NOTIONAL             INTEREST   ANNUM     NOTIONAL            INTEREST   ANNUM
                              PRINCIPAL    BASE      RATE     COST OF   PRINCIPAL   BASE      RATE     COST OF
           MATURING IN         AMOUNT      RATE    RECEIVED    FEE       AMOUNT     RATE    RECEIVED    FEE
           -----------        ---------   -------  --------   ------    --------   -------  --------   ------
                                                          (DOLLARS IN THOUSANDS)

1996........................                                           $ 200,000    6.00%       -%     .21%

1997........................ $  650,000    6.00%       -%     .31%       650,000    6.00        -      .31
                             ----------    ----       --      ---      ---------    ----       --      ---
   Total.................... $  650,000    6.00%       -%     .31%     $ 850,000    6.00%       -%     .28%
                             ==========    ====       ==      ===      =========    ====       ==      ===

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

     The cost of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                          1996         1995           1994
                                                          ----         ----           ----
                                                                 (DOLLARS IN THOUSANDS)
Interest expense:
  Deposits .......................................      $(9,515)       18,745         41,561
  FHLB advances ..................................        1,760         2,201          2,202
  Reverse repurchase agreements ..................       (2,048)       30,914         73,014
                                                         -------      --------      ---------
     Total .......................................      $(9,803)       51,860        116,777
                                                         =======      ========      =========

12.  FEDERAL INCOME TAXES

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

     The provision for federal income taxes consists of the following components:

                                                                  YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                             1996           1995          1994
                                                             ----           ----          ----
                                                                   (DOLLARS IN THOUSANDS)

Current ..............................................     $ 32,222         26,581        (4,806)
Deferred .............................................       32,561         (7,408)       11,862
                                                            --------       --------      --------
   Total .............................................     $ 64,783         19,173         7,056
                                                            ========       ========      ========

     A reconciliation from tax at the statutory rate to the income tax provision is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                          1996                1995                1994
                                                    ------------------  ------------------  ------------------
                                                    DOLLARS    RATE     DOLLARS    RATE      DOLLARS  RATE
                                                    -------    ----     -------    ----      -------  ----
                                                                    (DOLLARS IN THOUSANDS)

Tax at statutory rate ...........................  $ 67,377    35.0%   $ 18,622    35.0%   $  7,937    35.0%

Increase (decrease) due to:
  Bad debt deduction ............................         -                   -       -       4,000    17.6
  Purchase accounting ...........................         -                   -       -      (3,877)  (17.1)
  Other .........................................    (2,594)   (1.3)        551     1.0      (1,004)   (4.5)
                                                    --------   -----    --------   -----    --------  ------
    Income tax provision ........................  $ 64,783    33.7%   $ 19,173    36.0%   $  7,056    31.0%
                                                    ========   =====    ========   =====    ========  ======


     Significant components of the deferred tax assets and liabilities are as follows. No valuation allowance was considered necessary.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                     1996          1995           1994
                                                                     ----          ----           ----
                                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Book allowance for loan losses ..............................   $  21,201        21,483         22,323
  Accrued and deferred compensation ...........................       4,258         3,062          2,661
  Allowance for uncollected interest ..........................         823           946            970
  Net unrealized loss on securities ...........................           -        15,978         30,647
  Other .......................................................       5,250        20,566         19,088
                                                                   ---------      --------       --------
     Total deferred tax assets ................................      31,532        62,035         75,689
                                                                   ---------      --------       --------

Deferred tax liabilities:
  Leasing activities, net .....................................      22,831         5,422              -
  FHLB stock dividends ........................................      15,124        12,668         10,928
  Tax allowance for loan losses ...............................       5,840         7,987          9,094
  Net unrealized gain on securities ...........................       4,565             -              -
  Depreciation ................................................       3,783         2,690          6,318
  Purchase accounting .........................................         894         1,738          1,647
  Mark-to-market ..............................................         339           678          2,295
  Other .......................................................       3,384         2,976            914
                                                                   ---------      --------       --------
     Total deferred tax liabilities ...........................      56,760        34,159         31,196
                                                                   ---------      --------       --------
       Net deferred tax asset (liability) .....................   $ (25,228)       27,876         44,493
                                                                   =========      ========       ========

     During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995.
     Section 593 allowed thrift institutions, including Charter One, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six-year period beginning in 1996. The recapture has no effect on the Company's statement of operations as taxes were provided for in prior years in accordance with SFAS 109, "Accounting for Income Taxes." The timing of this recapture may be delayed for a one or two-year period to the extent that Charter One originates more residential loans than the average originations in the past six years. Charter One will meet the origination requirement for 1996 and, therefore, will delay recapture at least until the six-year period beginning in 1997. The recapture amount of $17.1 million will result in payments totaling $6.0 million which has been previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of shareholders or if the Bank no longer qualifies as a "bank". Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $168 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

13.  SHAREHOLDERS' EQUITY

     The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1996, approximately $155.9 million of the Company's retained earnings was available to pay dividends to shareholders, to purchase shares, or to be used for other corporate purposes.

     During 1994, the Board of Directors of the Company authorized management to purchase up to 1.2 million shares of its outstanding common stock. As of June 30, 1996, all of the shares had been purchased under this authorization.

     On May 15, 1996, the Board of Directors of the Company authorized management to purchase 5% of the Company's outstanding common stock in an additional buyback program. As of that date, the Company had 47,354,637 common shares outstanding (adjusted for subsequent stock dividend). Under the authorization, repurchases are to be made from time to time through open market purchases or unsolicited negotiated transactions. Shares purchased under this authorization will be held in treasury and will be available for issuance upon the exercise of outstanding stock options and for other corporate purposes.

     Under these two buyback programs, 1,288,425 shares of stock were repurchased in 1996 for an aggregate price of $47.7 million, and 718,100 shares were purchased in 1995 for an aggregate price of $19.8 million.

     On July 24, 1996, the Board of Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

14.  REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Bank to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based, Tier 1 risk-based, Tier 1 leverage and tangible capital as set forth in the tables below.

                                                                 AS OF DECEMBER 31, 1996
                                           --------------------------------------------------------------------
                                                                                       TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                           --------------------- --------------------- ------------------------
                                              AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                              ------   -----        ------    -----       ------    -----
                                                                     (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets) ..  $ 741,904   10.62%     $559,080      8.0%     $698,850    10.0%
Tier 1 capital (to risk-weighted assets) .    679,967    9.73        N/A         N/A       419,310     6.0
Tier 1 capital (to adjusted tangible
  assets) ................................    679,967    5.00       407,700      3.0       679,500     5.0
Tangible capital (to adjusted
  tangible assets) .......................    679,967    5.00       203,850      1.5        N/A        N/A


                                                                 AS OF DECEMBER 31, 1995
                                           --------------------------------------------------------------------
                                                                                       TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                           --------------------- --------------------- ------------------------
                                              AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                              ------   -----        ------    -----       ------    -----
                                                                     (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets) ... $ 875,176   14.29%     $489,835      8.0%     $612,294    10.0%
Tier 1 capital (to risk-weighted assets) ..   822,670   13.44        N/A         N/A       367,376     6.0
Tier 1 capital (to adjusted tangible
  assets) .................................   822,670    6.11       404,053      3.0       673,422     5.0
Tangible capital (to adjusted
  tangible assets) ........................   822,670    6.11       202,027      1.5        N/A        N/A

     As of December 31, 1996, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed the Bank's category.

     Management believes, as of December 31, 1996, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

15.  STOCK PURCHASE RIGHTS

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

     The rights expire on December 1, 1999, and may be redeemed by the Company for $.01 per right at any time prior to an acquisition of 20% or more of the common stock of the Company and thereafter under certain circumstances, including in connection with a business combination consented to by the Company. There are 46,442,723 rights outstanding at December 31, 1996 and 600,000 shares of preferred stock reserved for these rights.

16.  BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP AND PENSION PLANS

     The Company has an Employee Stock Ownership Plan ("ESOP") and had a noncontributory defined benefit pension plan ("Pension Plan") through April 30, 1994. Effective April 30, 1994, the Bank's Board of Directors approved an amendment to provide for 100% vesting of accrued benefits and to freeze benefits accrued under the Pension Plan. The effect of this curtailment was not material. The Pension Plan was terminated and all assets were distributed in the fourth quarter of 1995. FirstFed also had a noncontributory defined benefit pension plan ("FirstFed Pension Plan"). Effective October 31, 1995, the FirstFed Board of Directors approved an amendment to provide for 100% vesting of accrued benefits and to freeze benefits accrued under the FirstFed Pension Plan in anticipation of termination. The effect of this curtailment was not material.

     Benefits accrued through October 31, 1995 under the FirstFed Pension Plan will be paid to plan participants in the form of annuity contracts or lump sum payments, at the participant's option. Assets remaining after distribution of the accrued benefits will be allocated among participants at October 31, 1995, and distributed in the same manner as accrued benefits.

     The Company's funding policy for the ESOP is to make discretionary contributions to the plan. Contributions to the ESOP were $1.6 million, $250,000, and $2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's funding policy prior to the freeze of Pension Plan benefits was to contribute to the Pension Plan amounts necessary, after consideration of ESOP contributions, to satisfy the funding requirements of federal law and regulations. The funding policy for the FirstFed Pension Plan was to contribute amounts necessary to satisfy the funding requirements of federal law and regulations.

     ESOP assets consist principally of Company stock. At December 31, 1996 and 1995, the ESOP held approximately 3.1% and 3.4%, respectively, of the total outstanding shares of Company stock. The FirstFed Pension Plan assets consisted principally of fixed-income and listed equity securities.

     The Bank has a trusteed employee savings plan covering substantially all salaried employees. Under the terms of the Trust Agreement, the Bank's annual contribution to the plan is based on matching contributions of participating employees up to 9% of base salary. Contributions totaled $1.6 million and $757,000 for the years ended December 31, 1996 and 1995, respectively. The Bank may terminate the plan at any time.

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

     106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires that the cost of providing such benefits be recognized over the employee's service periods rather than on a cash basis. FirstFed elected to amortize the accumulated postretirement benefit obligation of $9.3 million over 20 years.

     Net periodic postretirement benefit cost included the following components:

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                          1996           1995        1994
                                                                          ----           ----        ----
                                                                              (DOLLARS IN THOUSANDS)

Service cost - benefits earned during the period.....................   $     -            10          16
Interest cost on accumulated postretirement benefit obligation.......       563           714         694
Amortization of unrecognized transition obligation...................       410           464         464
Curtailment loss.....................................................       196             -           -
Amortization of net loss.............................................         -             -           9
                                                                         ------        ------      ------
   Total.............................................................   $ 1,169         1,188       1,183
                                                                         ======        ======      ======

     The following table sets forth the amount reported in the Company's consolidated statements of financial condition:


                                                                                          DECEMBER 31,
                                                                                      --------------------
                                                                                       1996         1995
                                                                                       ----         ----
                                                                                     (DOLLARS IN THOUSANDS)


Accumulated postretirement benefit obligation:
  Retirees.........................................................................  $ (8,047)      (8,939)
  Fully eligible active plan participants..........................................         -         (136)
  Other active plan participants...................................................         -         (169)
                                                                                      -------      -------
     Total.........................................................................    (8,047)      (9,244)
Plan assets at fair value..........................................................         -            -
                                                                                      -------      -------
Accumulated postretirement benefit obligation in excess of plan assets.............    (8,047)      (9,244)
Unrecognized net (gain) loss.......................................................      (240)         129
Unrecognized transition obligation.................................................     6,565        7,893
                                                                                      -------      -------
   Accrued postretirement benefit cost included in other liabilities...............  $ (1,722)      (1,222)
                                                                                      =======      =======


     A discount rate of 7.50% was used to measure the accumulated postretirement benefit obligation as of December 31, 1996. The rate of increase in health care costs was assumed to be 9.38% in 1997, grading down uniformly to 5.50% in 2003 and all years thereafter. A 1.00% increase in the health care cost trend rate assumptions would increase the December 31, 1996, accumulated postretirement benefit obligation by $604,400 and would increase the aggregate of the service and interest cost components of 1996 net periodic postretirement benefit cost by $40,700.


17.  STOCK OPTION PLANS

     At December 31, 1996, the Company has five stock option plans under which 3,370,074 shares of common stock are reserved for grant to directors, officers and key employees. The Plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the "Committee"). The options expire no later than 10 years from the grant date. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's five stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                          1996           1995
                                                          ----           ----
                                                        (DOLLARS IN THOUSANDS)
Net income:
  As reported .....................................     $127,722         34,032
  Pro forma .......................................      124,675         33,935

Earnings per share:
  As reported .....................................         2.67            .71
  Pro forma .......................................         2.60            .70

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: dividend yield of 2.5% for all years; expected volatility of 34% for the 1995 option grants and 31 to 34% percent for the 1996 grants; risk-free interest rates of 6.48 to 7.71 percent for the 1995 option grants and 5.48% to 6.56% for the 1996 grants; and expected lives of seven years for both plans.

     The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 1996 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect the 5% stock dividend.

                                                                                  EXERCISE PRICE
                                                                         ---------------------------------
                                                        NUMBER
                                                      OF SHARES            PER SHARE            TOTAL
                                                      ----------         --------------      -----------

Outstanding at January 1, 1994.....................    2,404,458        $ 2.97 -$ 19.84     $ 26,128,084
Granted............................................       28,350         19.29 -  21.55          571,500
Exercised..........................................     (157,339)         3.39 -  14.76         (915,122)
Canceled - stock appreciation rights exercised.....       (4,410)                  6.15          (27,125)
Forfeited..........................................      (13,316)         2.97 -  18.20         (208,679)
                                                      ----------                             -----------
Outstanding at December 31, 1994...................    2,257,743          2.97 -  21.55       25,548,658
Granted............................................       72,450         18.33 -  25.48        1,401,375
Exercised..........................................     (737,217)         3.39 -  19.29       (8,231,201)
Canceled - stock appreciation rights exercised.....       (3,969)                  6.15          (24,413)
Forfeited..........................................      (29,317)        14.76 -  18.20         (441,058)
                                                      ----------                             -----------
Outstanding at December 31, 1995...................    1,559,690          2.97 -  25.48       18,253,361
Granted............................................    1,591,057         28.33 -  42.00       45,419,678
Exercised..........................................     (501,568)         3.39 -  21.55       (5,052,015)
Forfeited..........................................      (75,936)        16.80 -  28.33       (1,965,169)
                                                      ----------                             -----------

Outstanding at December 31, 1996...................    2,573,243        $ 2.97 -$ 42.00     $ 56,655,855
                                                      ==========         =====   ======      ===========

Exercisable at December 31, 1996...................      929,854        $ 2.97 -$ 25.48     $ 10,856,983
                                                      ==========         =====   ======      ===========

Shares available for future grants
 at December 31, 1996..............................      796,831
                                                      ==========

     As of December 31, 1996, the weighted-average exercise price for options outstanding was $22.02 with a weighted average remaining contractual life of 7.4 years.

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

     The following is an analysis of the stand-alone stock appreciation rights activity for each of the years in the three-year period ended December 31, 1996 and the stock appreciation rights outstanding at the end of the respective periods. Amounts have been restated to reflect the 5% stock dividend.

                                                                                       EXERCISE PRICE
                                                               NUMBER            --------------------------
                                                              OF RIGHTS          PER SHARE         TOTAL
                                                              ---------          ---------         -----


Outstanding at December 31, 1993...........................    170,104            $ 3.39        $  576,000
Exercised..................................................    (42,526)             3.39          (144,000)
                                                                ------                          ----------
Outstanding at December 31, 1994...........................    127,578              3.39           432,000
Exercised..................................................    (67,923)             3.39          (230,000)
                                                                ------                          ----------
Outstanding at December 31, 1995...........................     59,655              3.39           202,000
Exercised .................................................     (6,498)             3.39           (22,000)
                                                                ------                          ----------
Outstanding at December 31, 1996...........................     53,157            $ 3.39        $  180,000
                                                                ======            ======        ==========
Exercisable at December 31, 1996...........................     53,157            $ 3.39        $  180,000
                                                                ======            ======        ==========

     The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 1996 no awards of restricted shares of common stock or performance units had been made.

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

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Loans and Leases - The fair value is estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                   DECEMBER 31, 1996             DECEMBER 31, 1995
                                                -----------------------       -----------------------
                                                 CARRYING       FAIR           CARRYING       FAIR
                                                  VALUE        VALUE            VALUE         VALUE
                                                ----------   ----------       ----------    ---------
                                                               (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents.................   $   270,304      270,304          658,371      658,371
  Investment securities.....................       243,632      243,632          407,427      407,427
  Mortgage-backed securities................     4,714,796    4,723,252        5,314,749    5,396,915
  Loans and leases..........................     8,100,342    8,169,149        6,678,600    6,739,819
  Federal Home Loan Bank stock..............       215,815      215,815          178,136      178,136
  Accrued interest receivable...............        77,193       77,193           73,683       73,683
Liabilities:
  Deposits:
    Checking, savings and money
      market accounts.......................     3,072,772    3,072,772        2,570,227    2,570,227
    Certificates of deposit.................     4,768,425    4,775,352        4,442,264    4,472,956
  Federal Home Loan Bank advances...........     3,194,333    3,185,864        3,163,144    3,169,582
  Reverse repurchase agreements.............     1,549,778    1,546,397        2,089,520    2,088,142
  Other borrowings..........................       211,180      256,613          209,020      300,156
  Advance payments by borrowers for
    taxes and insurance.....................        39,346       39,346           47,738       47,738
  Accrued interest payable..................        35,298       35,298           56,955       56,955
Off-Balance-Sheet Items:
  Interest rate swaps in a net
    receivable position.....................             -        9,259                -        5,450
  Interest rate swaps in a net
    payable position........................             -       (7,191)               -      (12,243)
  Interest rate cap and floor agreements....             -        1,325                -       (1,738)

19.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

     Supplemental disclosures of cash flow information are summarized below:


                                                                           YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                       1996         1995         1994
                                                                       ----         ----         ----
                                                                           (DOLLARS IN THOUSANDS)

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings..........................  $   644,379      707,868       639,066
    Income taxes.................................................       34,000        2,280        29,360
Supplemental schedule of noncash activities:
  Loans exchanged for mortgage-backed securities.................      510,435      331,426        28,692
  Securities transferred from held to maturity to
    available for sale...........................................       10,861    1,961,199        17,413
  Securities transferred from available for sale to
    held to maturity.............................................    1,064,722       79,618     1,032,733
  Securities transferred from held for sale to trading classification        -            -        33,213
  Transfers from loans to real estate owned......................        6,712        5,702         5,083

20.  PARENT COMPANY FINANCIAL INFORMATION

     The summarized financial statements of Charter One Financial, Inc. (parent company only) as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 follow:

     STATEMENTS OF FINANCIAL CONDITION

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     1996          1995
                                                                                     ----          ----
                                                                                   (DOLLARS IN THOUSANDS)
Assets:
  Deposits with subsidiary......................................................  $      67        28,596
  Cash equivalents..............................................................     36,551             -
  Investment in subsidiary, at equity...........................................    880,995       814,817
  Securities and other..........................................................     11,257         1,446
                                                                                   --------      --------
     Total......................................................................  $ 928,870       844,859
                                                                                   ========      ========

Liabilities:
  Total liabilities.............................................................  $     177           461
                                                                                   --------      --------

Shareholders' equity:
  Common stock..................................................................        475           451
  Additional paid-in capital....................................................    321,991       235,889
  Retained earnings.............................................................    637,356       642,197
  Treasury stock, at cost.......................................................    (39,615)       (3,061)
  Net unrealized gain (loss) on securities, net of tax expense/benefit..........      8,486       (31,078)
                                                                                   --------      --------
    Total shareholders' equity..................................................    928,693       844,398
                                                                                   --------      --------
       Total....................................................................  $ 928,870       844,859
                                                                                   ========      ========

         STATEMENTS OF INCOME


                                                                               YEAR ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                              1996      1995        1994
                                                                              ----      ----        ----
                                                                                (DOLLARS IN THOUSANDS)
Income:
  Dividends from subsidiary.............................................   $ 100,000    47,500      36,250
  Interest and dividends on securities..................................       2,081     2,068         857
                                                                            --------   -------    --------
     Total income.......................................................     102,081    49,568      37,107

Expenses................................................................         998    12,064       1,120
                                                                            --------   -------    --------

  Income before undistributed net earnings of subsidiary................     101,083    37,504      35,987
  Equity in undistributed net (loss) earnings of subsidiary.............      26,639    (3,472)    (32,716)
                                                                            --------   -------    --------
     Net income.........................................................   $ 127,722    34,032       3,271
                                                                            ========   =======    ========

     STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          1996         1995        1994
                                                                          ----         ----        ----
                                                                                (DOLLARS IN THOUSANDS)

Cash flows from operating activities:
  Net income.........................................................  $  127,722       34,032      3,271
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in undistributed net loss (earnings) of subsidiary......     (26,639)       3,472     32,716
      Other..........................................................        (343)       2,350       (658)
                                                                        ---------   ----------   --------
        Net cash provided by operating activities....................     100,740       39,854     35,329
                                                                        ---------   ----------   --------

Cash flows from investing activities:
  Purchase of securities.............................................     (44,362)    (233,756)    (1,374)
  Maturity of securities.............................................      34,635      247,900      1,800
                                                                        ---------   ----------   --------
     Net cash provided by (used in) investing activities.............      (9,727)      14,144        426
                                                                        ---------   ----------   --------

Cash flows from financing activities:
  Proceeds from issuance of common stock.............................       1,392        1,072        984
  Payment of dividends on common stock...............................     (40,495)     (29,962)   (23,405)
  Net purchases of treasury stock....................................     (43,888)     (11,823)      (906)
                                                                        ---------   ----------   --------
     Net cash used in financing activities...........................     (82,991)     (40,713)   (23,327)
                                                                        ---------   ----------   --------

       Increase in deposits with subsidiary and
         cash equivalents............................................  $    8,022       13,285     12,428
                                                                        =========   ==========   ========

21.  SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

     On September 30, 1996, the President signed into law an omnibus appropriations act for fiscal year 1997 that included, among other things, the recapitalization of the Savings Association Insurance Fund ("SAIF") in a section entitled the Deposit Insurance Funds Act of 1996 ("ACT"). The Act included a provision where all insured depository institutions would be charged a one-time special assessment on their SAIF assessable deposits as of March 31, 1995. The Company recorded a pretax charge of $56.3 million ($37.1 million after tax), which represented 65.7 basis points of the March 31, 1995 assessable deposits. This charge was recorded upon enactment of the Act on September 30, 1996, and paid on November 29, 1996. The annual deposit insurance rate in effect prior to this recapitalization has been reduced to 6.5 basis points of insured deposits.

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Charter One Financial, Inc. and FirstFed Michigan Corporation which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, shareholders' equity, and cash flows of FirstFed Michigan Corporation for the year ended December 31, 1994, which statements reflect a net loss of $96.3 million. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for FirstFed Michigan Corporation for such period, is based solely on the report of such other auditors. As described in
Note 2 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, the financial statements of FirstFed Michigan Corporation were restated to conform to the accounting practices of Charter One Financial, Inc. for the year ended December 31, 1994.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 2 that were applied to restate the 1994 financial statements of both FirstFed Michigan Corporation and Charter One Financial, Inc. In our opinion, such adjustments are appropriate and have been properly applied.



/s/Deloitte & Touche LLP

Cleveland, Ohio
January 22, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Reference is also made to the information appearing in Part I - "Executive Officers," which is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned "Compensation of Directors", "Directors' Stock Option Plan", "Executive Compensation and Other Information", "1996 Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Comparison of Cumulative Total Return Among Charter One Financial, Inc., S & P 500 Index and Peer Group Index."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Outstanding Voting Securities."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties."


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             1.  REPORTS OF INDEPENDENT ACCOUNTANTS

             2.  CONSOLIDATED FINANCIAL STATEMENTS

                (a) Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                (b) Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

                (c) Consolidated Statements of Shareholders' Equity for the
                    Years Ended December 31, 1996, 1995 and 1994

                (d) Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994

                (e) Notes to Consolidated Financial Statements

                All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.

             3.  EXHIBITS*

                (2) Agreement and Plan of Merger, dated as of May 30, 1995, by and among Charter One Financial, Inc. and FirstFed Michigan Corporation, which contains a list briefly identifying the contents of all omitted schedules and similar attachments, which Charter One agrees to furnish supplementally to the Commission upon request (filed with Charter One's Current Report on Form 8-K for the event on May 31, 1996 (as amended).

                (3.1) Second Restated Certificate of Incorporation (filed with Charter One's Current Report on Form 8-K for the event on October 31, 1995.)

                (3.2) Bylaws (filed with Charter One's Current Report on Form 8-K for the event on October 31, 1995.)

                (4.1) Form of Certificate of Common Stock (Exhibit 4.2 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

                (4.2) Shareholder Rights Agreement between Charter One Financial, Inc. and First National Bank of Boston, dated May 26, 1995 (agreement with Charter One's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; amendment included in Exhibit 2 to this report.)

                (10.1) Charter One Financial, Inc. Long-Term Stock Incentive Plan. (Exhibit 10.1 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

                (10.2) Charter One Financial, Inc. Directors' Stock Option Plan. (Exhibit 10.2 to the Form S-1 dated January 22, 1988.) (Commission File No. 33-16207.)

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

                (10.11) FirstFed Michigan Corporation 1983 Stock Option Plan. (Filed with the Form S-8 dated November 1, 1995.) (Commission No. 33-61273.)

                (10.12) FirstFed Michigan Corporation 1991 Stock Option Plan. (Filed with the Form S-8 dated November 1, 1995.) (Commission File No. 33-61273.)

                (10.13) First Federal of Michigan Management Incentive Award Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995. (Exhibit 10.13 to the Form 10-K for the fiscal year ended December 31, 1995.) (Commission File No. 0-16311.)

                (10.14) First Federal of Michigan Supplemental Executive Retirement Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995. (Exhibit 10.14 to the Form 10-K for the fiscal year ended December 31, 1995.) (Commission File No. 0-16311.)

                (10.15) First Federal of Michigan Equity Performance Appreciation Plan, as amended and restated effective January 1, 1995; the Plan was terminated on October 31, 1995. (Exhibit 10.15 to the Form 10-K for the fiscal year ended December 31, 1995.) (Commission File No. 0-16311.)

                (10.16) Employment Agreement, dated March 10, 1994, between FirstFed Michigan Corporation, First Federal of Michigan and Richard W. Neu; the Agreement was terminated on October 31, 1995. (Exhibit 10.7 to the FirstFed Michigan Corporation Form 10-K for the fiscal year ended December 31, 1993.) (Commission File No. 0-17829.)

                (10.17) Retirement Plan for Salaried Employees of First Federal of Michigan, as amended and restated effective January 1, 1995. (Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 1995.) (Commission File No. 0-16311.)

                (10.18) First Federal of Michigan Salaried Employees' Profit Sharing Plan, as amended and restated effective January 1, 1995. (Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 1995.) (Commission File No. 0-16311.)

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

-----------------

* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein. All reference filings, unless otherwise indicated, were made by Charter One Financial, Inc.

             4. REPORTS ON FORM 8-K

                The Company filed no reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of the 19th day of March, 1997.

CHARTER ONE FINANCIAL, INC.



By: CHARLES JOHN KOCH
    ------------------------
     Charles John Koch
     Director, President and
     Chief Executive Officer


       Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.

         SIGNATURE                          TITLE                               DATE
         ---------                          -----                               ----
/s/CHARLES JOHN KOCH                        Director, President and         March 19, 1997
-------------------------------             Chief Executive Officer
Charles John Koch
(Principal Executive Officer)


/s/RICHARD W. NEU                           Senior Vice President           March 19, 1997
-------------------------------             Treasurer
Richard W. Neu
(Principal Financial Officer)


/s/EUGENE B. CARROLL, SR.                   Director                        March 19, 1997
-------------------------------
Eugene B. Carroll, Sr.


/s/DENISE M. FUGO                           Director                        March 19, 1997
-------------------------------
Denise M. Fugo


/s/MARK D. GROSSI                           Director                        March 19, 1997
-------------------------------
Mark D. Grossi


/s/CHARLES M. HEIDEL                        Director                        March 19, 1997
-------------------------------
Charles M. Heidel


/s/CHARLES F. IPAVEC                        Director                        March 19, 1997
-------------------------------
Charles F. Ipavec


/s/RICHARD J. JACOB                         Director                        March 19, 1997
-------------------------------
Richard J. Jacob


/s/JOHN D. KOCH                             Director                        March 19, 1997
-------------------------------
John D. Koch

      SIGNATURE                             TITLE                          DATE
      ---------                             -----                          ----

/s/PHILIP J. MEATHE                         Director                   March 19, 1997
---------------------------
Philip J. Meathe


/s/HENRY R. NOLTE, JR.                      Director                   March 19, 1997
---------------------------
Henry R. Nolte, Jr.


/s/ALONZO H. POLL                           Director                   March 19, 1997
---------------------------
Alonzo H. Poll


/s/VICTOR A. PTAK                           Director                   March 19, 1997
---------------------------
Victor A. Ptak


/s/JEROME L. SCHOSTAK                       Director                   March 19, 1997
---------------------------
Jerome L. Schostak


/s/MARK SHAEVSKY                            Director                   March 19, 1997
---------------------------
Mark Shaevsky


/s/ERESTEEN R. WILLIAMS                     Director                   March 19, 1997
---------------------------
Eresteen R. Williams

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                             ---------------------





                                    EXHIBITS
                                       TO
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  (For the Fiscal Year Ended December 31, 1996)




                             ---------------------





                           CHARTER ONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)







================================================================================

                                 EXHIBIT INDEX




Exhibit
  No.                                 Description
--------                              -----------


(11)               Statement regarding Computation of Per Share Earnings

(21)               Subsidiaries of the Registrant

(23.1)             Consent of Deloitte & Touche LLP

(23.2)             Consent of KPMG Peat Marwick LLP

(27)               Financial Data Schedule