Form 10-Q
period 1997-03-31
CHARTER ONE FINANCIAL INC
filed 1997-05-08
CIK 819692

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

                  For the quarterly period ended March 31, 1997

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

       The number of shares outstanding of the registrant's sole class of common stock as of April 30, 1997 was 46,206,521.



================================================================================

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                   PAGE
---------                                                                 -----
                         PART I - FINANCIAL INFORMATION


  1.     Financial Statements

           Consolidated Statements of Financial Condition --
             March 31, 1997 and December 31, 1996.........................    1

           Consolidated Statements of Income --
             Three months ended March 31, 1997 and 1996...................    2

           Consolidated Statement of Changes in Shareholders' Equity --
             Three months ended March 31, 1997............................    3

           Consolidated Statements of Cash Flows --
             Three months ended March 31, 1997 and 1996...................    4

           Notes to Consolidated Financial Statements.....................    5

  2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    7

                           PART II - OTHER INFORMATION

  5.     Other Information................................................   25

  6.     Exhibits and Reports on Form 8-K.................................   25


Signatures................................................................   26

                          PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                       MARCH 31, 1997       DECEMBER 31, 1996
                                                                       ---------------      ------------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    ASSETS

Cash and deposits with banks.......................................... $     118,124                152,301
Federal funds sold and other..........................................        50,233                118,003
                                                                        ------------           ------------
     Total cash and cash equivalents..................................       168,357                270,304
Investment securities available for sale, at fair value...............       281,448                243,632
Mortgage-backed securities:
  Available for sale, at fair value...................................        20,183                 21,800
  Held to maturity (fair value of $4,541,092 and $4,701,452)..........     4,553,554              4,692,996
Loans and leases, net.................................................     8,472,041              8,100,342
Federal Home Loan Bank stock..........................................       217,917                215,815
Premises and equipment................................................       115,167                114,145
Accrued interest receivable...........................................        76,962                 77,193
Equipment on operating leases.........................................        19,979                 22,599
Real estate owned.....................................................         6,330                  7,337
Goodwill..............................................................        63,330                 64,496
Other assets..........................................................        45,129                 73,904
                                                                        ------------           ------------
     Total assets..................................................... $  14,040,397             13,904,563
                                                                        ============           ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Checking accounts................................................... $     889,842                859,438
  Money market accounts...............................................     1,365,418              1,344,973
  Savings accounts....................................................       843,063                868,361
  Certificates of deposit.............................................     4,741,156              4,768,425
                                                                        ------------           ------------
     Total deposits...................................................     7,839,479              7,841,197
Federal Home Loan Bank advances.......................................     3,081,274              3,194,333
Reverse repurchase agreements.........................................     1,735,966              1,549,778
Other borrowings......................................................       211,616                211,180
Advance payments by borrowers for taxes and insurance.................        40,303                 39,346
Accrued interest payable..............................................        40,777                 35,298
Accrued expenses and other liabilities................................       139,489                104,738
                                                                        ------------           ------------
     Total liabilities................................................    13,088,904             12,975,870
                                                                        ------------           ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued...........................................             -                      -
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; shares issued 47,472,486..............................           475                    475
  Additional paid-in capital..........................................       321,991                321,991
  Retained earnings...................................................       666,703                637,356
  Less 1,133,765 and 1,029,763 shares of common stock held in
    treasury at cost..................................................       (44,560)               (39,615)
  Net unrealized gain on securities, net of tax expense
    of $3,710 and $4,565..............................................         6,884                  8,486
                                                                        ------------           ------------
         Total shareholders' equity...................................       951,493                928,693
                                                                        ------------           ------------
         Total liabilities and shareholders' equity................... $  14,040,397             13,904,563
                                                                        ============           ============

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------------------
                                                                                  1997                 1996
                                                                                  ----                 ----
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Loans and leases........................................................  $     163,982             142,191
  Mortgage-backed securities:
    Available for sale....................................................            384               7,797
    Held to maturity......................................................         81,638              81,810
  Investment securities available for sale................................          4,719               5,772
  Other interest-earning assets...........................................          5,070               5,478
                                                                             ------------         -----------
     Total interest income................................................        255,793             243,048
                                                                             ------------         -----------
INTEREST EXPENSE:
  Deposits................................................................         85,044              79,528
  Federal Home Loan Bank advances.........................................         44,926              45,127
  Other borrowings........................................................         28,297              26,391
                                                                             ------------         -----------
     Total interest expense...............................................        158,267             151,046
                                                                             ------------         -----------
     Net interest income..................................................         97,526              92,002
Provision for loan and lease losses.......................................            220               1,000
                                                                             ------------         -----------
     Net interest income after provision
       for loan and lease losses..........................................         97,306              91,002
                                                                             ------------         -----------
OTHER INCOME:
  Loan servicing fees.....................................................          2,574               2,259
  Service fees and other charges..........................................         10,320               6,959
  Leasing operations......................................................          2,088               1,788
  Net gains (losses):
    Loans.................................................................            123                 190
    Mortgage-backed securities............................................              -                  57
    Other gains...........................................................            (36)                330
  Other...................................................................            112                 256
                                                                             ------------         -----------
     Total other income...................................................         15,181              11,839
                                                                             ------------         -----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits......................................         24,060              22,037
  Net occupancy and equipment.............................................          7,333               6,404
  Federal deposit insurance premiums......................................          1,259               3,989
  Amortization of goodwill................................................          1,113                 189
  Other administrative expenses...........................................         12,932              11,964
                                                                             ------------         -----------
     Total administrative expenses........................................         46,697              44,583
                                                                             ------------         -----------
Income before federal income taxes........................................         65,790              58,258
Federal income taxes......................................................         21,704              19,808
                                                                             ------------         -----------
     Net income...........................................................  $      44,086              38,450
                                                                             ============         ===========

Primary earnings per common and common equivalent
  share(1)................................................................  $         .93                 .80
                                                                             ============         ===========

Average common and common equivalent
  shares outstanding(1)...................................................     47,625,723          48,270,184
                                                                             ============         ===========

Cash dividends declared per share(1)......................................  $         .23                 .19
                                                                             ============         ===========

---------------------------


(1) Restated to reflect the 5% stock dividend issued September 30, 1996.


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                       TOTAL
                                              ADDITIONAL                            NET UNREALIZED    SHARE-
                                   COMMON      PAID-IN    RETAINED      TREASURY        GAIN         HOLDERS'
                                    STOCK      CAPITAL    EARNINGS        STOCK     ON SECURITIES     EQUITY
                                  ---------   ---------   ---------     ---------   -------------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Balance, January 1, 1997........ $      475     321,991     637,356       (39,615)        8,486        928,693
  Purchase of 285,000 shares
    of treasury stock...........                                          (11,942)                     (11,942)
  Treasury stock reissued in
    connection with stock
    options exercised, 180,998
    shares......................                             (4,086)        6,997                        2,911
  Dividends paid ($.23
    per share)..................                            (10,653)                                   (10,653)
  Change in net unrealized gain
    on securities, net of tax
    expense.....................                                                         (1,602)        (1,602)
  Net income....................                             44,086                                     44,086
                                       ----   ---------   ---------     ---------       -------      ---------
Balance, March 31, 1997......... $      475     321,991     666,703       (44,560)        6,884        951,493
                                       ====   =========   =========     =========       =======      =========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                   --------------------------------
                                                                                        1997               1996
                                                                                        ----               ----
                                                                                      (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................        44,086            38,450
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses.........................................           220             1,000
    Net gains...................................................................           (87)             (578)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net.............................         5,420              (660)
    Origination of real estate loans held for sale..............................        (6,783)          (14,168)
    Proceeds from sale of loans held for sale...................................         6,906            14,358
    Other.......................................................................        69,911            37,190
                                                                                   -----------       -----------
      Net cash provided by operating activities.................................       119,673            75,592
                                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases...................................      (370,367)         (367,964)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity.................................       138,492           196,787
    Mortgage-backed securities available for sale...............................         1,640             7,193
    Investment securities available for sale....................................         9,761           193,092
  Sales of mortgage-backed securities available for sale........................             -           324,002
  Purchases of:
    Mortgage-backed securities held to maturity.................................             -          (313,472)
    Investment securities available for sale....................................       (50,000)         (106,890)
    Federal Home Loan Bank stock................................................             -            (7,605)
    Equipment on operating lease................................................        (1,664)           (2,066)
  Other.........................................................................        (2,771)           (3,127)
                                                                                   -----------       -----------
    Net cash used in investing activities.......................................      (274,909)          (80,050)
                                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings..............................       361,182          (579,879)
  Proceeds from long-term borrowings............................................       230,015           409,484
  Repayments of long-term borrowings............................................      (517,656)         (231,393)
  Decrease in deposits..........................................................        (1,525)           (1,340)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance....................................................................           957            (1,631)
  Payment of dividends on common stock..........................................       (10,653)           (8,997)
  Purchase of treasury stock, net of options exercised..........................        (9,031)           (3,668)
                                                                                   -----------       -----------
Net cash provided by (used in) financing activities.............................        53,289          (417,424)
                                                                                   -----------       -----------
Net decrease in cash and cash equivalents.......................................      (101,947)         (421,882)
Cash and cash equivalents, beginning of the period..............................       270,304           658,371
                                                                                   -----------       -----------
Cash and cash equivalents, end of the period....................................       168,357           236,489
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings.............................       234,534           170,366
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Securities transferred from available for sale to held to maturity............             -         1,064,722
  Transfers from loans to real estate owned.....................................           284               335



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. ("the Company" or "Charter One") Notice of 1997 Annual Meeting, Proxy Statement and Annual Financial Report. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. In April 1997, the boards of directors of Charter One Financial, Inc. and Haverfield Corporation, the holding company of Home Bank, F.S.B. entered into a definitive agreement to merge in a stock-for-stock exchange. Home Bank, headquartered in Cleveland, Ohio, is a federally chartered savings and loan with $342 million in assets ($273 million in deposits) and 10 branch offices throughout the Cleveland area.

     Terms of the agreement call for the tax-free exchange of $27.00 in Charter One common stock for each of Haverfield's common shares or a total consideration of approximately $53.7 million. The price will stay fixed at $27.00 per Haverfield share if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20-day pricing period ending five business days before closing the transaction. The merger, which would be accounted for as a pooling of interests, is expected to close near the end of the third quarter of 1997. Already approved by the boards of directors of both companies, the transaction requires the approvals of the Office of Thrift Supervision and Haverfield shareholders.

3. On January 1, 1997 the Company adopted SFAS No. 125. SFAS No. 125 amends portions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments to liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations. The FASB has recently issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," that defers the effective date of certain provisions of SFAS No. 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending, and similar transactions until after December 31, 1997. Management has not completed the process of evaluating this statement and therefore has not determined the impact, if any, that adopting this statement will have on the financial position and results of operations.

4. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

The following presentation illustrates proforma basic and diluted earnings per share based on the provisions of SFAS No. 128:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                   1997            1996
                                                                                   ----            ----
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                  EXCEPT PER SHARE DATA)

Weighted average number of common shares outstanding used in
 basic earnings per share calculation.......................................     46,324,519      47,289,413
Add common stock equivalents for shares issuable under Stock
 Option Plan(1).............................................................      1,252,027         931,200
                                                                               ------------     -----------
Weighted average number of shares outstanding adjusted for
  common stock equivalent...................................................     47,576,546      48,220,613
                                                                               ============     ===========

Net income..................................................................  $      44,086          38,450

Basic earnings per share....................................................            .95             .81

Diluted earnings per share..................................................            .93             .80

Disclosure of earnings per share calculated in accordance with Accounting
Principles Board Opinion No. 15, "Earnings per Share" is contained in Exhibit
11.

     ---------------------------

     (1) Additional shares issuable were derived under the "treasury stock method" using the average market price during the period.


5. In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47 and, therefore, is not expected to have a significant impact on the financial condition or results of operations of the Company.

6. Certain items in the consolidated financial statements for 1996 have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings and loan holding company incorporated in Delaware and is the parent company of Charter Michigan Bancorp, Inc. which owns all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"), a federally chartered stock savings bank headquartered in Cleveland, Ohio. The bank has 174 branch locations: 94 branches in Ohio operating under the name Charter One Bank and 80 branches in Michigan under the name First Federal of Michigan ("First Federal").



RESULTS OF OPERATIONS



PERFORMANCE OVERVIEW

The Company reported net income of $44.1 million, or $0.93 per share, for the three months ended March 31, 1997. This was a $5.6 million, or 14.7%, increase over the net income for the first quarter of 1996 which was $38.5 million, or $0.80 per share. The primary reason for this improvement was a $5.5 million, or 6.0%, increase in net interest income for the first quarter of 1997. In addition, the Company experienced increases in recurring fee income which were partially offset by increases in administrative expenses. Overall, income before the federal tax provision increased by $7.5 million for the first quarter of 1997 as compared to the same period in 1996.

QUARTERLY EARNINGS SUMMARY (Figure 1)

                                                                              THREE MONTHS ENDED
                                                            -------------------------------------------------------
                                                            3/31/97    12/31/96   9/30/96    6/30/96    3/31/96
                                                            -------    --------   -------    -------    -------
                                                                            (DOLLARS IN THOUSANDS)

Net interest income.....................................     97,526     95,304     97,179     98,907     92,002
Provision for loan and lease losses.....................       (220)    (1,000)    (1,001)    (1,000)    (1,000)
Other income, excluding
  gains and losses......................................     15,094     16,257     15,046     12,680     11,262
Administrative expenses, excluding
  the SAIF assessment...................................    (46,697)   (49,234)   (47,885)   (46,064)   (44,583)
                                                            -------    -------    -------    -------    -------
    Pretax core earnings................................     65,703     61,327     63,339     64,523     57,681
Gains and losses, net...................................         87      3,502        (71)    (2,115)       577
Federal deposit insurance special
  assessment............................................          -          -    (56,258)         -          -
                                                            -------    -------    -------    -------    -------
    Income before federal income taxes..................     65,790     64,829      7,010     62,408     58,258
Federal income taxes....................................     21,704     21,958      1,979     21,038     19,808
                                                            -------    -------    -------    -------    -------
  Net income............................................     44,086     42,871      5,031     41,370     38,450
                                                            =======    =======    =======    =======    =======

Primary earnings per common and common
  equivalent share......................................        .93        .90        .11        .86        .80
                                                            =======    =======    =======    =======    =======

The increase in earnings in the first quarter of 1997 contributed to an 18.67% annualized return on average equity and a 1.26% annualized return on average assets. This compares to first quarter 1996 annualized returns of 17.18% and 1.19%, respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)

                                                                                        THREE MONTHS ENDED
                                                                                   ----------------------------
                                                                                      3/31/97         3/31/96
                                                                                    -----------     -----------
Annualized returns:
  Return on average assets......................................................          1.26%            1.19
  Return on average equity......................................................         18.67            17.18
  Average equity to average assets..............................................          6.77             6.92

Annualized operating ratios:
  Net interest income to administrative expenses................................        208.85           206.36
  Administrative expenses to average assets.....................................          1.34             1.38
  Efficiency ratio..............................................................         40.48            42.99

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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                               THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                          BALANCE     INTEREST     COST         BALANCE     INTEREST     COST
                                        -----------   ---------   -------     -----------   --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $  8,327,998  $  163,982      7.89%   $  6,891,130  $ 142,191       8.25%
  Mortgage-backed securities:
    Available for sale...............        22,973         384      6.69         443,891      7,797       7.03
    Held to maturity.................     4,599,534      81,638      7.10       4,567,887     81,810       7.16
  Investment securities
   available for sale................       271,666       4,719      6.95         349,246      5,772       6.61
  Other interest-earning
   assets(2).........................       302,464       5,070      6.70         334,182      5,478       6.56
                                        -----------   ---------               -----------   --------
     Total interest-earning assets...    13,524,635     255,793      7.57      12,586,336    243,048       7.72
                                                      ---------                             --------
  Allowance for loan losses..........       (65,899)                              (65,987)
  Noninterest-earning assets(3)......       490,542                               418,788
                                        -----------                           -----------
       Total assets..................  $ 13,949,278                          $ 12,939,137
                                        ===========                           ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    857,208       2,381      1.13   $     696,499      2,302       1.32
    Savings accounts.................       853,524       4,805      2.28         980,169      5,852       2.39
    Money market accounts............     1,353,582      11,815      3.54         851,571      6,869       3.23
    Certificates of deposit..........     4,748,344      66,043      5.64       4,436,971     64,505       5.82
                                        -----------   ---------               -----------   --------
      Total deposits.................     7,812,658      85,044      4.41       6,965,210     79,528       4.57
                                        -----------   ---------               -----------   --------
  FHLB advances......................     3,131,005      44,926      5.79       3,185,989     45,127       5.67
  Other borrowings...................     1,904,506      28,297      5.94       1,729,222     26,391       6.10
                                        -----------   ---------               -----------   --------
     Total borrowings................     5,035,511      73,223      5.85       4,915,211     71,518       5.82
                                        -----------   ---------               -----------   --------
     Total interest-bearing
      liabilities....................    12,848,169     158,267      4.98      11,880,421    151,046       5.09
                                                      ---------                             --------
  Non interest-bearing liabilities...       156,742                               163,733
                                        -----------                           -----------
     Total liabilities...............    13,004,911                            12,044,154
Shareholders' equity.................       944,367                               894,983
                                        -----------                           -----------
     Total liabilities and
      shareholders' equity...........  $ 13,949,278                         $  12,939,137
                                        ===========                           ===========
Net interest income..................                $   97,526                            $  92,002
                                                      =========                             ========
Interest rate spread.................                                2.59                                  2.63
Net yield on average interest-
 earning assets(5)...................                                2.88                                  2.92
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              105.27%                               105.94%

---------------------------

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

RATE/VOLUME ANALYSIS (Figure 4)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------
                                                                                             1997 V. 1996
                                                                                 ----------------------------------
                                                                                     INCREASE (DECREASE) DUE TO
                                                                                     --------------------------
                                                                                    RATE       VOLUME      TOTAL
                                                                                    ----       ------      -----
                                                                                        (DOLLARS IN THOUSANDS)

Interest income:
  Loans and leases............................................................... $ (6,090)     27,881     21,791
  Mortgage-backed securities:
    Available for sale...........................................................     (358)     (7,055)    (7,413)
    Held to maturity.............................................................     (757)        585       (172)
  Investment securities available for sale.......................................      315      (1,368)    (1,053)
  Other interest-earning assets..................................................      127        (535)      (408)
                                                                                   -------     -------    -------
     Total.......................................................................   (6,763)     19,508     12,745
Interest expense:
  Checking accounts..............................................................     (185)        264         79
  Savings accounts...............................................................     (324)       (723)    (1,047)
  Money market accounts..........................................................      612       4,334      4,946
  Certificates of deposit........................................................   (2,569)      4,107      1,538
  Federal Home Loan Bank advances................................................    1,635      (1,836)      (201)
  Other borrowings...............................................................     (463)      2,369      1,906
                                                                                   -------     -------    -------
     Total.......................................................................   (1,294)      8,515      7,221
                                                                                   -------     -------    -------
Change in net interest income.................................................... $ (5,469)     10,993      5,524
                                                                                   =======     =======    =======

Net interest income for the first quarter of 1997 was $97.5 million, a $5.5 million, or 6.0%, increase over net interest income for the first quarter of 1996. Net interest income increased primarily due to growth in interest-earning assets, mainly loans and leases, since the first quarter of 1996. Due to high volumes of loan and lease originations in 1996 and the first quarter of 1997, the average balance of loans and leases was $1.4 billion higher during the first three months of 1997 as compared to the first quarter of 1996. This increase in the balance of loans and leases caused interest income to increase by $27.9 million. Overall, average interest-earning assets in the first quarter of 1997 were $938.3 million higher than in the first quarter of 1996. The decrease in the remaining components of interest-earning assets helped fund the loan and lease growth. The other balances were $498.6 million lower in the first quarter of 1997 which caused interest income to decrease by $8.4 million, partially offsetting the increase in interest income created by the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities. The average balance of interest-bearing liabilities, primarily savings deposits as a result of the First Nationwide branch and deposit acquisition at June 28, 1996, was $967.7 million higher in the first quarter of 1997 as compared to the same period in 1996. This caused interest expense to increase by $8.5 million. Overall the volume changes in interest-earning assets and interest-bearing liabilities resulted in an increase of $11.0 million in net interest income as the interest rate spread for the first three months of 1997 was 2.59%, four basis points lower than the interest rate spread of 2.63% during the first quarter of 1996. The net yield on interest earning assets also declined by four basis points to 2.88% during the first three months of 1997. New loan and lease volumes were added at yields lower than the average portfolio yield, primarily due to an increase in adjustable rate loan production. This was the primary reason the yield on interest-earning assets declined by 15 basis points to 7.57% during the first three months of 1997. The average cost of interest-bearing liabilities declined by 11 basis points to 4.98% for the first quarter of 1997 as compared to 5.09% for the first quarter of 1996. The four basis point decline in the interest rate spread caused net interest income to decrease by $5.5 million.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                                           MARCH 31, 1997        DECEMBER 31, 1996
                                                                          ----------------       ------------------
                                                                                 (DOLLARS IN THOUSANDS)

Weighted average yield:
  Loans and leases......................................................            7.88%                  7.96%
  Mortgage-backed securities............................................            7.19                   7.22
  Investment securities.................................................            6.97                   6.89
  Other interest-earning assets.........................................            7.20                   7.21
  Total interest-earning assets.........................................            7.61                   7.66

Weighted average cost(1):
  Deposits..............................................................            4.42                   4.48
  Federal Home Loan Bank advances.......................................            5.80                   5.81
  Other borrowings......................................................            6.06                   6.15
  Total interest-bearing liabilities....................................            5.00                   5.04

Interest rate spread....................................................            2.61                   2.62

Net yield on interest-earning assets....................................            2.91                   2.87

Interest-earning assets.................................................     $13,660,435            $13,458,265

---------------------------

(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME (Figure 6)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                           1997          1996
                                                                                           ----          ----
                                                                                         (DOLLARS IN THOUSANDS)

Loan servicing fees................................................................     $   2,574         2,259
Service fees and other charges:
  Retail deposit account service charges and fees..................................         7,794         5,712
  Fees on insurance, annuity, and mutual fund sales................................         2,134           829
  Other branch service fees........................................................           311           403
  Miscellaneous....................................................................            81            15
                                                                                         --------       -------
    Total..........................................................................        10,320         6,959
Leasing operations.................................................................         2,088         1,788
Net gains:
  Real estate......................................................................           (60)          282
  Mortgage-backed securities.......................................................             -            57
  Loans............................................................................           123           190
  Other............................................................................            24            48
                                                                                         --------       -------
    Total..........................................................................            87           577
  Other............................................................................           112           256
                                                                                         --------       -------
     Total.........................................................................        15,181        11,839
                                                                                         ========       =======


OTHER INCOME

Other income was $15.2 million for the first quarter of 1997 as compared to $11.8 million for the first three months of 1996. This $3.3 million, or 28.2%, increase was primarily due to increases in recurring fee income as illustrated in figure 6 above. Increases in retail deposit account service charges and fees on insurance, annuity and mutual fund sales were the primary reasons that other income increased. Retail deposit account service charges, primarily checking account service charges, increased $2.1 million primarily due to increases in the number of checking accounts as a result of the First Nationwide acquisition on June 28, 1996. The Bank acquired over

55,000 additional checking accounts in this acquisition. Fees on insurance, annuity and mutual fund sales increased as a result of expanded operations, primarily in Michigan.

ADMINISTRATIVE EXPENSES (Figure 7)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                      1997            1996
                                                                                      ----            ----
                                                                                     (DOLLARS IN THOUSANDS)

Compensation and employee benefits...............................................  $  24,060          22,037
Net occupancy and equipment......................................................      7,333           6,404
Federal deposit insurance premiums...............................................      1,259           3,989
Amortization of goodwill.........................................................      1,113             189
Other administrative expenses....................................................     12,932          11,964
                                                                                    --------        --------
  Administrative expenses........................................................  $  46,697          44,583
                                                                                    ========        ========
Number of full-time equivalent employees
  at end of period...............................................................      2,582           2,360
Net interest income to administrative expenses...................................     208.85%         206.36%
Administrative expenses to average assets (annualized)...........................       1.34%           1.38%
Efficiency ratio.................................................................      40.48%          42.99%


ADMINISTRATIVE EXPENSES

Administrative expenses were $46.7 million during the first quarter of 1997. This is a $2.1 million, or 4.7%, increase as compared to the first quarter of 1996 which had $44.6 million in administrative expenses. These increases were primarily due to the expansion of the Bank's branch network in 1996 and expanded subsidiary operations. On June 28, 1996, the Bank acquired 21 offices with $796.7 million in deposits from First Nationwide Bank. Four of these offices were closed as a result of overlapping market areas. Also, the Bank expanded its subsidiary operations relating to insurance, annuity and mutual fund sales during 1996. The increases were partially offset by a reduction of $2.7 million in the federal deposit insurance premium expense. This reduction was due to the Federal Deposit Insurance Corporation reducing the premium rate to 6.5 basis points per $100 in deposits as a result of the Savings Association Insurance Fund recapitalization in 1996.

While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.34% for the first quarter of 1997 as compared to 1.38% during the first quarter of 1996. Also, the Company's efficiency ratio of 40.48% for the first quarter of 1997 compared favorably to the 42.99% efficiency ratio during the first quarter of 1996. Since efficiency ratios are a calculation of administrative expenses (excluding the amortization of goodwill) divided by net interest income plus recurring fee income, the lower the ratio the better for the Company.

FEDERAL INCOME TAXES

Federal income tax expense was $21.7 million for the three months ending March 31, 1997. This was $1.9 million, or 9.6%, higher than the federal income tax expense during the first three months of 1996. This increase was primarily due to a $7.5 million, or 12.9%, increase in pre-tax income. The effective tax rates were 33.0% for the 1997 period and 34.0% for the 1996 period.

FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at March 31, 1997 and December 31, 1996.

FINANCIAL CONDITION (Figure 8)

                                                       MARCH 31, 1997                     DECEMBER 31, 1996
                                                   ----------------------               ---------------------
                                                                   PERCENT                             PERCENT
                                                                     OF                                  OF
                                                     AMOUNT        TOTAL                  AMOUNT       TOTAL
                                                   -----------     ------               -----------    ------
                                                                     (DOLLARS IN THOUSANDS)

Assets:
  Cash and cash equivalents.....................  $    168,357        1.2%             $    270,304       1.9%
  Investment securities.........................       281,448        2.0                   243,632       1.8
  Mortgage-backed securities....................     4,573,737       32.6                 4,714,796      33.9
  Loans and leases, net.........................     8,472,041       60.3                 8,100,342      58.3
  Other assets..................................       544,814        3.9                   575,489       4.1
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,040,397      100.0%             $ 13,904,563     100.0%
                                                   ===========     ======               ===========    ======

Liabilities:
  Deposits......................................  $  7,839,479       55.8%             $  7,841,197      56.4%
  Borrowings....................................     5,028,856       35.8                 4,955,291      35.6
  Other liabilities.............................       220,569        1.6                   179,382       1.3
  Shareholders' equity..........................       951,493        6.8                   928,693       6.7
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,040,397      100.0%             $ 13,904,563     100.0%
                                                   ===========     ======               ===========    ======


OVERVIEW

At March 31, 1997, total assets were $14.0 billion which was $135.8 million higher than at December 31, 1996. This increase was primarily the result of increases in the balances of loans and leases. The loan and lease portfolio grew by $371.7 million to $8.5 billion at March 31, 1997, funded by reductions of cash and cash equivalents and mortgage-backed securities along with increased borrowing levels. The Company's loan and lease portfolio is growing due to the Bank's ability to originate new loans and leases at levels that exceed repayments as illustrated in Figure 10.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES (Figure 9)

                                                                MARCH 31, 1997              DECEMBER 31, 1996
                                                             ---------------------         --------------------
                                                                            PERCENT                       PERCENT
                                                                              OF                           OF
                                                               AMOUNT       TOTAL            AMOUNT       TOTAL
                                                             ----------     ------         ----------     -----
                                                                           (DOLLARS IN THOUSANDS)

Real estate:
  One-to-four family.....................................   $ 6,329,315       74.7%       $ 6,072,927      75.0%
  Multifamily............................................       274,967        3.2            290,195       3.6
  Commercial.............................................       349,653        4.2            348,787       4.4
  Construction...........................................       294,274        3.5            302,405       3.7
                                                             ----------     ------         ----------     -----
     Total real estate...................................     7,248,209       85.6          7,014,314      86.7
Consumer.................................................     1,001,287       11.7            929,204      11.4
Leases...................................................       278,214        3.3            251,133       3.1
Business.................................................       114,935        1.4            100,302       1.2
                                                             ----------     ------         ----------     -----
   Total loans and leases................................     8,642,645      102.0          8,294,953     102.4
Less net items...........................................       170,604        2.0            194,611       2.4
                                                             ----------     ------         ----------     -----
     Loans and leases, net...............................   $ 8,472,041      100.0%       $ 8,100,342     100.0%
                                                             ==========     ======         ==========     =====

LOAN AND LEASE ACTIVITY (Figure 10)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                        (DOLLARS IN THOUSANDS)

Originations:
  Real estate:
    Permanent:
      One-to-four family..........................................................  $  418,338          542,368
      Multifamily.................................................................       4,569           15,502
      Commercial..................................................................      14,580            8,174
                                                                                     ---------         --------
        Total permanent...........................................................     437,487          566,044
                                                                                     ---------         --------
    Construction:
      One-to-four family..........................................................      58,613           47,321
      Multifamily.................................................................       1,400                -
      Commercial..................................................................       5,295            1,000
                                                                                     ---------         --------
        Total construction........................................................      65,308           48,321
                                                                                     ---------         --------
          Total real estate loans originated......................................     502,795          614,365
                                                                                     ---------         --------
    Consumer line of credit draws.................................................      60,610           39,583
    Consumer......................................................................      91,568          101,091
    Business line of credit draws.................................................      15,776           18,197
    Business......................................................................      15,661            6,604
    Leases(1).....................................................................      67,600           32,246
                                                                                     ---------         --------
          Total loans and leases originated.......................................     754,010          812,086
                                                                                     ---------         --------
Sales and principal reductions:
  Loans sold......................................................................       6,783           14,168
  Principal reductions............................................................     399,535          434,264
                                                                                     ---------         --------
        Total sales and principal reductions......................................     406,318          448,432
                                                                                     ---------         --------
          Increase before net items...............................................  $  347,692          363,654
                                                                                     =========         ========

---------------------------

(1) Not included herein are $1.7 and $2.1 million in operating leases originated during the three months ended March 31, 1997 and 1996, respectively.

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both March 31, 1997 and December 31, 1996. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)

                                                                            MARCH 31, 1997      DECEMBER 31, 1996
                                                                          -------------------   ------------------
                                                                                    (DOLLARS IN THOUSANDS)

U.S. Treasury and agency securities....................................        $ 276,059               238,135
Corporate notes and commercial paper...................................            4,012                 4,107
Other..................................................................            1,377                 1,390
                                                                                --------             ---------
  Total................................................................        $ 281,448               243,632
                                                                                ========             =========
  Weighted average rate................................................             6.97%                 6.89%
                                                                                ========             =========



MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at March 31, 1997 and December 31, 1996. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)

                                                                            MARCH 31, 1997   DECEMBER 31, 1996
                                                                            --------------   -----------------
                                                                                 (DOLLARS IN THOUSANDS)


AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC...............................................................   $    12,544            13,335
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA................................................................           942             1,283
    Private issues........................................................         6,697             7,182
                                                                              ----------        ----------
      Total mortgage-backed securities available for sale.................        20,183            21,800
                                                                              ----------        ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA................................................................     1,196,220         1,246,398
      FHLMC...............................................................       595,308           636,228
      GNMA................................................................       181,105           188,057
    Private issues........................................................       391,886           407,564
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA................................................................       427,089           427,238
      FHLMC...............................................................       433,939           434,106
    Private issues........................................................     1,328,007         1,353,405
                                                                              ----------        ----------
        Total mortgage-backed securities held to maturity.................     4,553,554         4,692,996
                                                                              ----------        ----------
           Total.......................................................... $   4,573,737         4,714,796
                                                                              ==========        ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)

                                                              MARCH 31, 1997                 DECEMBER 31, 1996
                                                        --------------------------       -------------------------
                                                           BOOK        AVERAGE              BOOK       AVERAGE
                                                           VALUE        RATE                VALUE        RATE
                                                        -----------    -------           -----------   --------
                                                                          (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations..............  $      6,697       7.27%         $      7,182       7.25%
                                                        -----------                      -----------
      Total adjustable rate..........................         6,697       7.27                 7,182       7.25
                                                        -----------                      -----------
  Fixed rate:
    Participation certificates.......................        12,544       6.03                13,335       6.03
    Collateralized mortgage obligations..............           942       5.09                 1,283       5.09
                                                        -----------                      -----------
      Total fixed rate...............................        13,486       5.96                14,618       5.94
                                                        -----------                      -----------
        Total available for sale.....................        20,183       6.47                21,800       6.45
                                                        -----------                      -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates.......................       967,345       7.14             1,019,324       7.16
    Collateralized mortgage obligations..............     1,356,463       6.95             1,361,493       7.00
                                                        -----------                      -----------
      Total adjustable rate..........................     2,323,808       7.03             2,380,817       7.07
                                                        -----------                      -----------
  Fixed rate:
    Participation certificates.......................     1,397,173       7.50             1,458,923       7.51
    Collateralized mortgage obligations..............       832,573       7.15               853,256       7.15
                                                        -----------                      -----------
      Total fixed rate...............................     2,229,746       7.37             2,312,179       7.38
                                                        -----------                      -----------
        Total held to maturity.......................     4,553,554       7.20             4,692,996       7.22
                                                        -----------                      -----------
          Total mortgage-backed securities...........  $  4,573,737       7.19%         $  4,714,796       7.22%
                                                        ===========                      ===========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    -----------------------------
                                                                                         1997            1996
                                                                                         ----            ----
                                                                                        (DOLLARS IN THOUSANDS)

Balance, beginning of period......................................................     $ 65,922          64,436
Provision for loan and lease losses...............................................          220           1,000
Loans and leases charged off:
  Mortgage........................................................................         (226)            (34)
  Consumer........................................................................         (139)           (315)
  Leases..........................................................................            -               -
  Business........................................................................          (39)             (1)
                                                                                        -------        --------
    Total charge-offs.............................................................         (404)           (350)
                                                                                        -------        --------
Recoveries:
  Mortgage........................................................................           69              44
  Consumer........................................................................           26              88
  Leases..........................................................................            -               -
  Business........................................................................            -               -
                                                                                        -------        --------
     Total recoveries.............................................................           95             132
                                                                                        -------        --------
       Net loan and lease charge-offs.............................................         (309)           (218)
                                                                                        -------        --------
Balance, end of period............................................................       65,833          65,218
                                                                                        =======        ========

Net charge-offs to average loans and leases (annualized)                                    .01%            .01%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)

                                                                               MARCH 31, 1997     DECEMBER 31, 1996
                                                                              ----------------    -----------------
                                                                                     (DOLLARS IN THOUSANDS)


Mortgage......................................................................    $ 52,976             53,133
Consumer......................................................................       6,671              6,765
Leases........................................................................       1,177                977
Business......................................................................       5,009              5,047
                                                                                   -------            -------
  Total.......................................................................    $ 65,833             65,922
                                                                                   =======            =======

Percent of loans and leases to ending loans and leases:
  Mortgage....................................................................        83.6%              84.3%
  Consumer....................................................................        11.8               11.4
  Leases......................................................................         3.3                3.1
  Business....................................................................         1.3                1.2
                                                                                   -------            -------
    Total.....................................................................       100.0%             100.0%
                                                                                   =======            =======

The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .77% at March 31, 1997, down slightly from
 .81% at December 31, 1996. Credit quality remained high, with nonperforming assets at only .32% of total assets at March 31, 1997. Net charge-offs totaled $309,000 for the three months ended March 31, 1997. Net charge-offs for the comparable period of 1996 was $218,000.

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

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan lease losses. At March 31, 1997, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 16)

                                                                                MARCH 31, 1997   DECEMBER 31, 1996
                                                                                --------------   -----------------
                                                                                     (DOLLARS IN THOUSANDS)

Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family...................................................       $ 11,683              10,264
      Multifamily and commercial...........................................          3,755               2,372
      Construction and land................................................            840                 827
                                                                                   -------             -------
        Total mortgage loans...............................................         16,278              13,463
    Consumer...............................................................              -                   -
    Business...............................................................            169                  95
    Lease financings.......................................................              -                   -
                                                                                   -------             -------
        Total nonaccrual loans and leases..................................         16,447              13,558
                                                                                   -------             -------
  Accruing loans and leases delinquent more than 90 days:
    Mortgage loans:
      One-to-four family...................................................          5,489               5,961
      Multifamily and commercial...........................................              -                   -
      Construction and land................................................              -                   -
                                                                                   -------             -------
        Total mortgage loans...............................................          5,489               5,961
    Consumer...............................................................          2,919                 544
    Business...............................................................              6                  58
    Lease financings.......................................................              -                   -
                                                                                   -------             -------
        Total accruing 90-day delinquent loans and leases..................          8,414               6,563
                                                                                   -------             -------
  Restructured real estate loans...........................................         13,895              15,294
                                                                                   -------             -------
        Total nonperforming loans and leases...............................         38,756              35,415
  Real estate acquired through foreclosure and other.......................          6,026               7,030
                                                                                   -------             -------
        Total nonperforming assets.........................................       $ 44,782              42,445
                                                                                   =======             =======
  Ratio of:
    Nonperforming loans and leases to total loans and leases...............            .46%                .44%
    Nonperforming assets to total assets...................................            .32                 .31
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.......................................         169.87              186.14
      Total loans and leases before allowance..............................            .77                 .81


Nonperforming assets at March 31, 1997 totaled $44.8 million, up from $42.4 million from December 31, 1996. The increase was due to an increase in the delinquencies of one-to-four family residential loans and consumer loans. The ratio of non-performing loans to total loans was .46% at March 31, 1997 as compared to .44% at December 31, 1996.

At March 31, 1997, there were $31.6 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. The largest of these potential problem loans is a $15.6 million loan on apartment buildings where the borrower is experiencing cash flow deficiencies but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At March 31, 1997 and December 31, 1996, 61% of interest-bearing liabilities were in the form of deposits and 39% were in borrowings.

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

COMPOSITION OF DEPOSITS (Figure 17)

                                                      MARCH 31, 1997                      DECEMBER 31, 1996
                                             ---------------------------------    ---------------------------------
                                                           WEIGHTED   PERCENT                  WEIGHTED    PERCENT
                                                           AVERAGE       OF                     AVERAGE       OF
                                               AMOUNT        RATE      TOTAL        AMOUNT       RATE       TOTAL
                                               ------        ----      -----        ------       ----       -----
                                                                     (DOLLARS IN THOUSANDS)

Checking accounts:
  Interest-bearing........................  $    565,553     1.74%      7.21%    $    558,753     1.86%      7.13%
  Noninterest-bearing.....................       324,289        -       4.14          300,685        -       3.83
Savings accounts..........................       843,063     2.23      10.76          868,361     2.42      11.08
Money market accounts.....................     1,365,418     3.46      17.42        1,344,973     3.52      17.16
Certificates of deposit...................     4,739,293     5.85      60.47        4,766,369     5.85      60.80
                                             -----------              ------      -----------              ------
    Deposits..............................     7,837,616     4.51      100.0%       7,839,141     4.56      100.0%
                                                                      ======                               ======
Plus unamortized premium
 on deposits purchased....................         1,863                                2,056
                                             -----------                          -----------
     Deposits, net........................  $  7,839,479                         $  7,841,197
                                             ===========                          ===========
Weighted average cost including the
 annualized effect of applicable swaps,
 floors, and amortization of deferred
 gains on terminated swaps................                   4.42%                                4.48%
                                                            =====                                =====

BORROWINGS

At March 31, 1997, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $4.4 billion in real estate loans and $2.4 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)

                                                                 MARCH 31, 1997               DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------        ----            ------         ----
                                                                             (DOLLARS IN THOUSANDS)


Fixed-rate advances........................................ $ 1,960,774       5.97%       $ 1,791,332       5.99%
Variable-rate advances.....................................   1,120,500       5.52          1,403,000       5.56
                                                             ----------                    ----------
  Advances.................................................   3,081,274       5.81          3,194,332       5.80
Unamortized premium........................................           -                             1
                                                             ----------                    ----------
  Total advances, net...................................... $ 3,081,274                   $ 3,194,333
                                                             ==========                    ==========
Weighted average, cost including the annualized
  effect of applicable caps and amortization of
  deferred gains on terminated swaps.......................                   5.80%                         5.81%
                                                                             =====                          ====

The variable-rate advances reprice based upon three-month LIBOR at three-month intervals, and included $573 million which are callable, at par, by the FHLB.

The fixed-rate advances include $200 million and $225 million maturing in 2001 and 2002, respectively, which are convertible at the counterparty's option, to a variable rate of three-month LIBOR, beginning in February 1999 and March 1999, respectively, and quarterly thereafter.

Figure 19 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 19)

                                                                 MARCH 31, 1997               DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------        ----            ------         ----
                                                                             (DOLLARS IN THOUSANDS)


Short term...............................................   $   361,182       5.48%       $         -          -
Long term:
  Fixed rate.............................................     1,374,784       5.57          1,374,784       5.58%
  Variable rate..........................................             -                       174,994       5.93
                                                             ----------                    ----------
Weighted average cost including
  amortization of fees...................................   $ 1,735,966       5.55        $ 1,549,778       5.62
                                                             ==========                    ==========
Weighted average cost including the annualized
  effect of amortization of deferred gains
  on terminated swaps....................................                     5.54%                         5.59%
                                                                             =====                          ====

The long term fixed-rate agreements include $470 million convertible, at the counterparty's option, to a variable rate based on three-month LIBOR. The agreements are convertible as follows: $200 million beginning in June 1997, $120 million beginning in August 1997 and $250 million in October 1997.

INTEREST RATE RISK MANAGEMENT

The company utilizes various types of interest rate contracts in managing its interest rate risk on certain of its deposits. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

INTEREST RATE SWAPS (Figure 20)

                                                  MARCH 31, 1997                       DECEMBER 31, 1996
                                       ------------------------------------   ------------------------------------
                                       NOTIONAL    RECEIVING      PAYING      NOTIONAL    RECEIVING      PAYING
                                       PRINCIPAL   INTEREST      INTEREST     PRINCIPAL   INTEREST      INTEREST
                                        AMOUNT       RATE          RATE        AMOUNT       RATE          RATE
                                       --------    ---------    -----------   --------    ---------    -----------
                                                                 (DOLLARS IN THOUSANDS)


Fixed payment and variable
  receipt maturing in 1999..........  $ 100,000     5.63%(1)     10.09%      $ 100,000     5.77%        10.09%
                                       ========                               ========

Variable payment and fixed receipt:
    Maturing in:
      1998..........................  $  65,000     6.12%         5.54%      $ 115,000     6.40%         5.53%
      1999..........................     60,000     6.50          5.57               -        -             -
      2000..........................     40,000     6.89          5.63         110,000     7.06          5.54
      2001..........................    210,000     7.25          5.55         140,000     7.28          5.53
                                       --------                               --------
        Total.......................  $ 375,000     6.90%         5.56%(1)   $ 365,000     6.93%         5.53%(1)
                                       ========                               ========

---------------------------


(1)  Rates are based upon LIBOR.

The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of either fixed or variable interest. At March 31, 1997, the notional principal amount outstanding was $33.8 million with a weighted average receipt rate of 21.75% and payment rate of 5.65%. At December 31, 1996, the outstanding principal was $32.2 million with receipt and payment rates of 19.58% and 5.59%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At March 31, 1997, interest received based on a 5.67% weighted average LIBOR rate was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $407,000 at March 31, 1997.

In the past, the Company entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities. The agreements provided for receipt of interest when three-month LIBOR exceeded an agreed upon base rate. The Company received a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. At December 31, 1996, the notional principal amount outstanding was $650 million. As of March 31, 1997, all interest rate caps had fully matured.

The cost (benefit) of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 21)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                             1997         1996
                                                                                            ------       ------
                                                                                          (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits.............................................................................    $(3,800)        (916)
  FHLB advances........................................................................        257          499
  Reverse repurchase agreements........................................................       (308)        (636)
                                                                                            ------       ------
    Total..............................................................................    $(3,851)      (1,053)
                                                                                            ======       ======


LIQUIDITY

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and securities. While scheduled loan, security and interest-bearing deposit amortization and maturities are relatively predictable sources of funds, deposit flows and loan and security prepayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as advances and reverse repurchase agreements.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended March 31, 1997 was 5.38%.

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

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At March 31, 1997, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $513.1 million, unfunded lines of consumer credit totaling $457.6 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $34.4 million. Outstanding letters of credit totaled $14.4 million as of March 31, 1997. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $2.3 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At March 31, 1997, the Bank had $1.3 billion of advances from the FHLB and $361.2 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for replacement borrowings.

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

REGULATORY CAPITAL (Figure 22)

                                                                        AS OF MARCH 31, 1997
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 801,167   10.67%    $ 600,677      8.0%   $  750,846    10.0%
Tier 1 capital (to risk-weighted assets).........   739,027    9.84        N/A         N/A       450,507     6.0
Tier 1 capital (to adjusted tangible assets).....   739,027    5.25       422,409      3.0       704,014     5.0
Tangible capital (to adjusted tangible assets)...   739,027    5.25       211,204      1.5        N/A        N/A



                                                                       AS OF DECEMBER 31, 1996
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 741,904   10.62%     $559,080      8.0%     $698,850    10.0%
Tier 1 capital (to risk-weighted assets).........   679,967    9.73        N/A         N/A       419,310     6.0
Tier 1 capital (to adjusted tangible assets).....   679,967    5.00       407,700      3.0       679,500     5.0
Tangible capital (to adjusted tangible assets)...   679,967    5.00       203,850      1.5        N/A        N/A

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

Management believes, as of March 31, 1997, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 23)

                                                1ST QUARTER 4TH QUARTER   3RD QUARTER    2ND QUARTER  1ST QUARTER
                                                   1997         1996          1996          1996         1996
                                                ----------  ------------  ------------   -----------  -----------

Market price of common stock(1):
  High.......................................... $ 50.13         44.75         40.56        36.19        33.57
  Low...........................................   41.13         38.13         32.03        29.34        27.14
  Close.........................................   43.88         42.00         40.00        33.22        32.14

Dividends declared and paid.....................     .23           .23           .22          .22          .19

(1)   Restated to reflect the 5% stock dividend issued September 30, 1996.

On May 15, 1996, the Board of Directors of the Company authorized management to repurchase 5% of the Company's outstanding common stock in a buyback program. As of that date, the Company had 47,354,637 common shares outstanding (adjusted for subsequent stock dividend). The Company has purchased 425,000 of its shares during 1997, leaving approximately 975,000 shares as authorized for repurchase.

On July 24, 1996, the Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

                           PART II - OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

DIVIDEND

On April 24, 1997, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 25 cents per common share. The dividend will be payable on May 20, 1997 to shareholders of record as of May 8, 1997.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

                 Exhibit 99 - Selected Monthly Financial Highlights

             (b) Reports on Form 8-K

                 On April 24, 1997 the Company filed an 8-K disclosing that the boards of directors of Charter One Financial, Inc. and Haverfield Corporation, the holding company of Home Bank, F.S.B. entered into a definitive agreement to merge in a stock-for-stock exchange. Home Bank, headquartered in Cleveland, Ohio, is a federally chartered savings and loan with $342 million in assets ($273 million in deposits) and 10 branch offices throughout the Cleveland area.

                 Terms of the agreement call for the tax-free exchange of $27.00 in Charter One common stock for each of Haverfield's common shares or a total consideration of approximately $53.7 million. The price will stay fixed at $27.00 per Haverfield share if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20-day pricing period ending five business days before closing the transaction. The merger, which would be accounted for as a pooling of interests, is expected to close near the end of the third quarter of 1997. Already approved by the boards of directors of both companies, the transaction requires the approvals of the Office of Thrift Supervision and Haverfield shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHARTER ONE FINANCIAL, INC.

Date:  May 8, 1997                   /s/ Robert J. Vana
                                     ------------------

                                     Robert J. Vana
                                     Chief Corporate Counsel and Secretary



Date:  May 8, 1997                   /s/ Richard W. Neu
                                     ------------------

                                     Richard W. Neu
                                     Executive Vice President and Chief
                                     Financial Officer