Form 10-K405/A
period 1996-12-31
CHARTER ONE FINANCIAL INC
filed 1997-08-08
CIK 819692

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

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

For the transition period from __________________ to __________________

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
Yes    X    No
   -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes    X    No
   -------    -------

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

================================================================================

                                TABLE OF CONTENTS

 ITEM
NUMBER                                                                                         PAGE
------                                                                                         ----

                                     PART I

  1.    Business
          General .............................................................................   1
          Market Area and Competition .........................................................   2
          Discussion of Forward-looking Statements ............................................   2
          Lending Activities ..................................................................   3
          Investment Activities ...............................................................   9
          Sources of Funds ....................................................................  10
          Subsidiaries ........................................................................  11
          Employees ...........................................................................  12
          Regulation ..........................................................................  12
          Federal and State Taxation ..........................................................  14
          Executive Officers ..................................................................  15
  2.    Properties ............................................................................  16
  3.    Legal Proceedings .....................................................................  16
  4.    Submission of Matters to Vote of Security Holders .....................................  17

                                                 PART II

  5.    Market for Registrant's Common Equity and Related Shareholder Matters .................  17
  6.    Selected Financial Data ...............................................................  18
  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..  20
  8.    Financial Statements and Supplementary Data ...........................................  37
  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..  71

                                                PART III

  10.   Directors and Executive Officers of the Registrant ....................................  71
  11.   Executive Compensation ................................................................  71
  12.   Security Ownership of Certain Beneficial Owners and Management ........................  71
  13.   Certain Relationships and Related Transactions ........................................  71

                                                 PART IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................  71

Signatures ....................................................................................  75


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
                        COMPOSITION OF LOANS AND LEASES

                                                                          AT DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                      1996                 1995                 1994               1993               1992
                                  ---------------   ----------------     ----------------   ------------------   ------------------
                                             % of               % of                % of                 % OF                % of
                                   AMOUNT    Total   AMOUNT     Total     AMOUNT    Total     AMOUNT     TOTAL     AMOUNT     Total
                                  --------   ----   --------    -----    --------   -----   ---------    -----    --------    -----
                                                                         (DOLLARS IN THOUSANDS)
Real estate mortgage
  loans:
    Permanent:
      One-to-four family .....  $6,072,927    75.0% $5,140,857   77.0%  $5,266,481  80.0%   $5,273,924    80.7%  $4,880,129   79.0%
      Multifamily ............     290,195     3.6     359,056    5.4      394,676   6.0       430,870     6.6      440,981    7.1
      Commercial
        real estate ..........     348,787     4.4     368,372    5.5      351,892   5.3       392,280     6.0      428,684    7.0
                                ----------   -----  ----------  -----   ---------- -----    ----------   -----   ----------  -----
          Total permanent ....   6,711,909    83.0   5,868,285   87.9    6,013,049  91.3     6,097,074    93.3    5,749,794   93.1
    Construction:
      One-to-four family .....     268,766     3.3     132,776    2.0      133,081   2.0       116,325     1.8      106,140    1.7
      Multifamily ............      14,517      .2      11,495    0.1        7,645   0.1         3,281     0.1        4,775    0.1
      Commercial
        real estate ..........      19,122      .2      38,592    0.6       32,863   0.5        31,706     0.4       27,061    0.4
                                ----------   -----  ----------  -----   ---------- -----    ----------   -----   ----------  -----
          Total
            construction .....     302,405     3.7     182,863    2.7      173,589   2.6       151,312     2.3      137,976    2.2
                                ----------   -----  ----------  -----   ---------- -----    ----------   -----   ----------  -----
            Total mortgage
              loans ..........   7,014,314    86.7   6,051,148   90.6    6,186,638  93.9     6,248,386    95.6    5,887,770   95.3
Consumer loans ...............     929,204    11.4     594,609    8.9      483,531   7.3       392,001     6.0      414,035    6.7
Lease financings .............     251,133     3.1     131,352    2.0           --    --            --      --           --     --
Business loans ...............     100,302     1.2      65,747    1.0       84,307   1.3        70,125     1.1       64,779    1.0
                                ----------   -----  ----------  -----   ---------- -----    ----------   -----   ----------  -----
             Total loans
               and leases ....   8,294,953   102.4   6,842,856  102.5    6,754,476 102.5     6,710,512   102.7    6,366,584  103.0
Less net items ...............     194,611     2.4     168,596    2.5      166,923   2.5       171,259     2.7      187,031    3.0
                                ----------   -----  ----------  -----   ---------- -----    ----------   -----   ----------  -----
  Loans and
    leases, net ..............  $8,100,342   100.0% $6,674,260  100.0%  $6,587,553 100.0%   $6,539,253   100.0%  $6,179,553  100.0%
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

                             CONTRACTUAL MATURITIES

                                 PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN THE YEAR(S) ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------
                                                         2000-       2002-       2007-      2012 AND
                          1997      1998      1999       2001        2006        2011     THEREAFTER     TOTAL
                          ----      ----      ----      ------      ------      ------    ----------     -----
                                                          (DOLLARS IN THOUSANDS)
Real estate mortgage
 loans:
  Permanent............ $ 290,605   338,741   285,336     550,118   1,483,401   1,067,369   2,627,512    6,643,082
  Construction loans...    16,523    15,728     8,005       5,097      16,664      20,315     101,110      183,442
Mortgage-backed
 securities held to
 maturity..............   111,662   120,311   129,630     290,170     946,593     541,719   1,493,284    3,633,369
Consumer loans.........    80,074    80,123    79,606     148,302     482,503      43,787      14,355      928,750
Business loans.........    29,416    11,809    13,380      14,343      20,784       4,725         451       94,908
                         --------  --------  --------  ----------  ----------  ----------  ----------  -----------
    Loans held for
     investment and
     mortgage-backed
     securities held to
     maturity, net(1).. $ 528,280   566,712   515,957   1,008,030   2,949,945   1,677,915   4,236,712   11,483,551
                         ========  ========  ========  ==========  ==========  ==========  ==========  ===========

----------------------------

(1) Of the $11.0 billion of loans and mortgage-backed securities due after December 31, 1997, 64.5% are fixed rate and 35.5% are adjustable rate.


The table below stratifies the Bank's mortgage-backed security and loan and lease portfolios by adjustable-rate and fixed-rate balances. All amounts are shown prior to any allowance for loan losses, unamortized premiums and discounts, deferred points and fees and loans in process.


                                                                      AT DECEMBER 31,
                                         --------------------------------------------------------------------------
                                            1996          1995            1994           1993          1992
                                            ----          ----            ----           ----          ----
                                                                   (DOLLARS IN THOUSANDS)

Adjustable-rate (1):
  Mortgage loans and mortgage-
   backed securities..............      $ 5,008,935      4,692,067       4,906,110     3,576,751     3,667,895
  Consumer loans..................          301,433        258,286         241,185       237,309       256,373
  Business loans..................           77,892         51,025          69,629        57,543        62,355
                                         ----------    -----------     -----------    ----------    ----------
     Total adjustable-rate loans        $ 5,388,260      5,001,378       5,216,924     3,871,603     3,986,623
                                         ==========    ===========     ===========    ==========    ==========
Fixed-rate:
  Mortgage loans and mortgage-
   backed securities.............       $ 6,584,310      6,661,155       7,958,664     9,350,018     8,194,477
  Consumer loans.................           627,771        336,323         242,346       154,692       157,662
  Business loans.................            22,410         14,722          14,678        12,582         2,424
  Lease financings...............           251,133        131,352               -             -             -
                                         ----------    -----------     -----------    ----------    ----------
     Total fixed-rate loans......       $ 7,485,624      7,143,552       8,215,688     9,517,292     8,354,563
                                         ==========    ===========     ===========    ==========    ==========
Adjustable-rate loans, leases
  and mortgage-backed
  securities as a percentage of
  total loans, leases and
  mortgage-backed securities.....             41.85%         41.18%          38.84%        29.82%        32.30%



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

Commercial real estate loans are generally written in amounts of 80% or less of the appraised value of the property. Property securing commercial real estate loans is required to be appraised by the Bank's appraisal subsidiary or by an outside appraiser whose work is reviewed by the Bank's f appraisal subsidiary. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, income and financial statements, banking relationships, references and income projections for the property. The Bank generally requires that the property produce net income (i.e., income after all operating expenses but before mortgage payments) in excess of 115% of the debt service requirement. The Bank makes nonrecourse and partial recourse loans when, in the opinion of management, the value of the property securing the loan justifies it. Generally, the Bank e limits its multifamily and commercial real estate loans to one borrower to amounts not exceeding $20 million, although its legal limit at December 31, 1996 was $115 million.

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

At December 31, 1996, the largest portion of the Bank's commercial real estate loan portfolio consisted of loans on strip shopping centers. Those loans comprise 36% of the commercial real estate loans. In addition to strip shopping centers, the Bank's commercial real estate loan portfolio is on secured by office buildings, warehouses, land, hotels, mobile home parks and other properties. None of these groups represented more than 15% of the commercial real estate loan portfolio. See Note 5 of the "Notes to Consolidated Financial Statements" for further information concerning these loan balances.

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

Consumer Lending. Under applicable Federal law, the Bank is authorized to invest up to 30% of its assets in consumer loans. Charter One Bank currently originates a variety of consumer loans including lines of credit secured by owner-occupied real estate, marine loans, unsecured loans and real estate equity loans. The Bank's consumer loan portfolio, excluding unearned discounts, totaled approximately $929.2 million at December 31, 1996 representing 11.4% of its total loans and lease portfolio (excluding mortgage-backed securities). At December 31, 1996, the Bank had authorized lines on home equity lines of credit of $715.1 million, $280.5 million of which was outstanding under this program, representing 30.2% of the consumer loan portfolio. The Bank's closed-end consumer loans totaled $644.0 million, or 69.3% of consumer loans at December 31, 1996. These closed-end loans n included term loans secured by the first or second mortgages on one-to-four family residential properties ($488.4 million), marine loans ($112.7 million), and mobile home loans ($34.0 million).

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

Purchase, Sale and Servicing of Mortgage Loans and Mortgage-Backed Securities. From time to time, the Bank has purchased whole loans and mortgage-backed securities in accordance with ongoing asset and liability management objectives. In addition, from 1991 to 1993, the Bank acquired $1.1 billion in loans when it purchased Women's Federal, Civic Savings and First Federal of Toledo. The Bank underwrites the loans it purchases on the basis of its own underwriting standards. The Bank currently purchases loans only from federally insured depository institutions or nationally recognized n mortgage bankers or on a service-released basis. At December 31, 1996, loans serviced by others totaled $306.6 million, representing 3.8% of the Bank's loan portfolio.

Charter One Bank originates loans primarily for retention in its portfolio. From time to time, the Bank will use the secondary mortgage market to reduce the Bank's interest rate risk. This also allows the Bank to continue to make loans during periods when saving flows decline or funds are not n otherwise available for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to
 .50% per annum of the unpaid balance of each loan. The Bank has also engaged in the sale of seasoned fixed-rate mortgage loans and mortgage-backed certificates in order to attempt to reduce its exposure to interest-rate risk by investing the proceeds in assets with higher rates and shorter terms. At December 31, 1996, the Bank serviced for others approximately $1.5 billion of mortgage loans. The Bank has not typically sold loans with servicing fees materially in excess of normal servicing fee rates, which would require an adjustment to the selling price pursuant to SFAS No. 65.

The following table sets forth information as to the Bank's loan and lease servicing portfolio, net of loans in process, at the dates shown.

                      1996                1995                1994                 1993                1992
               ------------------  ------------------  -------------------  ------------------  ------------------
                  AMOUNT    %        AMOUNT     %         AMOUNT     %        AMOUNT     %        AMOUNT     %
                --------  -----     --------  -----     ---------  -----     --------   ----     ---------  ----
                                                     (DOLLARS IN THOUSANDS)
Loans and
 leases owned
 and serviced
 by the Bank   $7,793,707  84.1%   $6,431,056  84.5%   $6,301,477   87.7%   $6,009,254  86.2%   $5,593,362    82.0%

Loans
 serviced for
 others.......  1,478,187  15.9     1,181,245  15.5       883,399   12.3       960,318   13.8     1,223,993   18.0
                ---------  ----     ---------  ----     ---------  -----     ---------  -----     ---------  -----
    Total..... $9,271,894 100.0%   $7,612,301 100.0%   $7,184,876  100.0%   $6,969,572  100.0%   $6,817,355  100.0%
                ========= =====     ========= =====     =========  =====     =========  =====     =========  =====

Information concerning the Bank's servicing income from loans serviced for others is summarized in the following table for the periods indicated:


                                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                      1996         1995           1994        1993        1992
                                                     --------     --------       -------     -------     -------
                                                                         (DOLLARS IN THOUSANDS)

Loan servicing income during the period .....         $5,829       $4,143        $4,735      $5,534      $6,589

Loan servicing income as a percentage
  of net interest income ....................           1.54%        1.30%         1.52%       1.80%       2.67%

Gross servicing spread during the period ....           0.49%        0.45%         0.47%       0.45%       0.40%


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


                                                                 CERTIFICATES  CHECKING, SAVINGS AND
                   TIME TO MATURITY AS OF DECEMBER 31, 1996       OF DEPOSIT    MONEY MARKET ACCOUNTS
                   ----------------------------------------       ----------    ---------------------
                                                                        (DOLLARS IN THOUSANDS)

Three months or less ............................................  $ 161,356         $ 294,578
Three through six months ........................................    200,318                 -
Six through twelve months .......................................    159,643                 -
Over twelve months ..............................................    132,985                 -
                                                                    ---------         ---------

   Total ........................................................  $ 654,302         $ 294,578
                                                                    =========         =========

The following table sets forth, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit at December 31, 1996.



                                                                     DECEMBER 31, 1996
                                         --------------------------------------------------------------------------
                                                               MATURING IN                              TOTAL
                                         ---------------------------------------------------------    -------------
                                            1997            1998          1999        THEREAFTER
                                            ----            ----          ----        ----------
                                                                 (DOLLARS IN THOUSANDS)

4.00% or less ......................    $    34,246          9,445         9,278           7,122          60,091
4.01 - 6.00% .......................      2,744,012        477,934       144,333         101,341       3,467,620
6.01 - 8.00% .......................        697,222        190,154        75,883         186,082       1,149,341
8.01 - 10.00% ......................          6,696          8,171        11,386          51,618          77,871
10.01 - 12.00% .....................          6,876            414           690           3,071          11,051
12.01 - 14.00% .....................              -             10            39             329             378
14.01% or more .....................              -             17             -               -              17
                                         ----------       --------      --------        ---------     ----------
  Total certificates ...............    $ 3,489,052        686,145       241,609         349,563       4,766,369
                                         ==========       ========      ========        ========      ==========
  Percent of total .................           73.2%          14.4%          5.1%            7.3%          100.0%
                                              =====          =====          ====            =====         ======

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


                                                                  YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                     1996                 1995               1994
                                                     ----                 ----               ----
                                                                  (DOLLARS IN THOUSANDS)

Borrowings outstanding at end of period....      $        -              848,033          2,321,433
Weighted average rate at end of period(1)..               -%                5.86%              5.61%
Maximum month-end balance of borrowings
  during the period........................      $  565,432         $  2,662,000       $  2,526,000
Approximate average borrowings outstanding
  during the period(2).....................         204,069            2,273,000          2,245,000
Approximate weighted average rate during
  the period(1)............................            5.58%                5.99%              4.44%

----------
(1) Does not include the annualized effect of interest rate exchange, cap and collar positions.
(2) Computed on a daily basis.

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


                                   AGE AT
                                DECEMBER 31,                                                                OFFICER
               NAME                 1996                         POSITION WITH THE COMPANY                   SINCE
               ------           -------------                   -------------------------                   --------

Charles John Koch...........         50     Chairman of the Board, President and Chief Executive Officer     1987
Mark D. Grossi..............         43     Senior Vice President                                            1992
John David Koch.............         44     Senior Vice President                                            1987
Richard W. Neu..............         40     Senior Vice President and Chief Financial Officer                1995
Robert J. Vana..............         47     Chief Corporate Counsel and Corporate Secretary                  1987

Executive Officers of the Bank. The following table sets forth certain information regarding the executive officers of the Bank. The executive officers of the Bank are elected annually by the Board of Directors to serve until the next annual election of officers.


                                   AGE AT
                                DECEMBER 31,                                                               OFFICER
               NAME                 1996                      PRINCIPAL POSITION WITH THE BANK             SINCE
               ----             -------------                 --------------------------------            ---------

Charles John Koch...........         50     Chairman of the Board, President and Chief Executive Officer     1976
Mark D. Grossi..............         43     Executive Vice President, Retail Banking                         1992
John David Koch.............         44     Executive Vice President, Lending and Credit Administration      1982
Richard W. Neu..............         40     Executive Vice President and Chief Financial Officer             1995
Robert J. Vana..............         47     Senior Vice President and Corporate Secretary                    1982

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


                      METROPOLITAN AREA                    OWNED  LEASED   TOTAL
                      -----------------                    -----  ------   -----

OHIO
  Cleveland ..........................................       27      19       46
  Akron ..............................................        5       7       12
  Columbus ...........................................       -        2        2
  Youngstown .........................................        2       1        3
  Toledo .............................................       19       1       20
  Portsmouth .........................................        2      --        2
  Canton .............................................       10       4       14
                                                            ---      --      ---
    Ohio total .......................................       65      34       99
                                                            ---      --      ---

INDIANA AND KENTUCKY                                         -        2        2

MICHIGAN
  Detroit ............................................       68       3       71
  Grand Rapids .......................................        1       -        1
  Kalamazoo ..........................................        3       1        4
  Lansing/Owosso .....................................        3       1        4
                                                            ---      --      ---
    Michigan total ...................................       75       5       80
                                                            ---      --      ---

      Total banking and loan production offices ......      140      41      181
                                                            ===      ==      ===


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


ITEM 6.  SELECTED FINANCIAL DATA

                                FIVE-YEAR SUMMARY

                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                       1996         1995         1994         1993          1992
                                                       ----         ----         ----         ----          ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating data:
Interest income ................................   $ 1,004,478    1,087,410    1,006,180    1,082,156     1,131,758
Interest expense ...............................       621,086      769,594      694,207      774,762       884,752
                                                    -----------  -----------  -----------   ----------   -----------
Net interest income ............................       383,392      317,816      311,973      307,394       247,006
Provision for loan and lease losses ............         4,001        1,032        2,948        7,549        12,544
                                                    -----------  -----------  -----------   ----------   -----------
Net interest income after provision
  for loan and lease losses ....................       379,391      316,784      309,025      299,845       234,462
Other income:
  Net gain (loss)(1) ...........................         1,893      (92,303)    (145,786)       6,832        25,078
  Other ........................................        55,245       44,467       35,397       33,027        28,414
Administrative expenses(2) .....................       244,024      215,743      175,961      178,889       167,516
                                                    -----------  -----------  -----------   ----------   -----------
Income before federal income taxes,
  extraordinary item and cumulative
  effect of accounting change ..................       192,505       53,205       22,675      160,815       120,438
Federal income taxes ...........................        64,783       19,173        7,056       56,415        42,270
                                                    -----------  -----------  -----------   ----------   -----------
Income before extraordinary item
  and cumulative effect of
  accounting change ............................       127,722       34,032       15,619      104,400        78,168
Extraordinary item - early
  extinguishment of debt, net of tax
    benefit of $6,361 ..........................             -            -      (12,348)           -             -
Cumulative effect of accounting
  change(3) ....................................             -            -            -            -        14,825
                                                    -----------  -----------  -----------   ----------   -----------
Net income .....................................   $   127,722       34,032        3,271      104,400        92,993
                                                    ===========  ===========  ===========   ==========   ===========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE(4):
Income before extraordinary item
 and accounting change .........................   $      2.67          .71          .32         2.18          1.87
Extraordinary item - early
 extinguishment of debt ........................             -            -         (.26)           -             -
Cumulative effect of accounting
 change ........................................             -            -            -            -           .35
                                                    -----------  -----------  -----------   ----------   -----------
Net income .....................................   $      2.67          .71          .06         2.18          2.22
                                                    ===========  ===========  ===========   ==========   ===========
Dividends declared and paid per
 common share(5) ...............................   $       .86          .71          .56          .40           .30
Common stock price range:
  High .........................................         44.75        31.79        22.86        23.81         19.05
  Low ..........................................         27.14        17.98        16.90        16.19         10.79
  Close ........................................         42.00        29.17        18.09        18.81         19.05
Dividend payout ratio ..........................         32.21%      100.00%           *        18.34%        13.51%


----------
* Not meaningful.

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



                                                           AT AND FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                1996          1995          1994          1993          1992
                                                ----          ----          ----          ----          ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Financial condition and
 OTHER DATA:
Cash, federal funds sold and other ....     $    270,304       658,371       341,935       271,643       266,060
Investment securities .................          243,632       407,427       467,247       428,579       687,285
Mortgage-backed securities ............        4,704,074     5,314,749     6,628,591     6,718,615     5,946,949
Loans and leases, net .................        8,100,342     6,678,600     6,592,975     6,562,088     6,234,954
Other assets ..........................          575,489       499,214       491,432       466,583       499,612
                                             ------------  ------------  ------------  ------------  ------------
  Total assets ........................     $ 13,893,841    13,558,361    14,522,180    14,447,508    13,634,860
                                             ============  ============  ============  ============  ============
Deposits ..............................     $  7,841,197     7,012,491     7,089,153     7,280,125     7,088,649
FHLB advances .........................        3,194,333     3,163,144     2,968,290     2,316,523     2,203,627
Other borrowings ......................        1,760,958     2,298,540     3,415,305     3,692,732     3,275,105
Other liabilities .....................          175,629       199,313       225,761       255,889       333,628
Shareholders' equity ..................          921,724       884,873       823,671       902,239       733,851
                                             ------------  ------------  ------------  ------------  ------------
  Total liabilities and shareholders'
   equity .............................     $ 13,893,841    13,558,361    14,522,180    14,447,508    13,634,860
                                             ============  ============  ============  ============  ============
Total assets as initially reported(1) .     $ 13,893,841    13,558,361     6,130,172     5,215,426     4,261,850
Loan servicing portfolio ..............     $  1,478,187     1,181,245       883,399       960,318     1,223,993
Number of offices:
  Full service branches ...............              172           155           157           170           173
  Loan production offices .............                9             9             6             3             4
Number of employees (FTEs) ............            2,552         2,416         2,401         2,564         2,533
Book value per share(2) ...............     $      19.85         19.66         17.44         19.14         17.89
SELECTED RATIOS:
Net yield on average interest-
 earning assets .......................             2.92%         2.23%         2.24%         2.18%         1.86%
Interest rate spread during
 the period ...........................             2.66          1.96          1.99          1.89          1.53
Return on average equity(3):
  Before SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net ........................            17.93         14.61         14.02         12.28         11.34
  After SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net ........................            13.89          3.93           .39         12.28         13.49
Return on average assets(3):
  Before SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net ........................             1.22           .86           .82           .72           .57
  After SAIF assessment, restructuring,
   merger-related charges and accounting
   change, net ........................              .94           .23           .02           .72           .68
Average shareholders' equity to
 average assets .......................             6.80          5.91          5.84          5.84          5.01
Total shareholders' equity to total
 assets (at end of year) ..............             6.63          6.53          5.67          6.24          5.38
Efficiency ratio excluding SAIF
 assessment and merger expenses(4) ....            42.22         48.98         50.48         52.12         60.14
Administrative expenses to
 average assets .......................             1.80          1.47          1.23          1.23          1.22
Net interest income to
 administrative expenses ..............             1.57x         1.47x         1.77x         1.72x        1.47x


----------
(1) The amounts presented represent amounts as initially reported by the company in the respective year's annual report to shareholders.
(2) Per share data has been restated to reflect the 5% stock dividend issued September 30, 1996.
(3) Returns are presented before and after significant nonrecurring items: in 1996 the SAIF assessment reduced net income by $37,130,000, after tax; in 1995 net charges related to FirstFed Merger reduced net income by $92,594,000, after tax; and in 1994 net charges related to FirstFed's financial restructuring reduced net income by $114,005,000.
(4) Including the federal deposit insurance special assessment of $56.3 million, the 1996 efficiency ratio was 55.04%. Including merger expenses of $37.5 million, the 1995 efficiency ratio was 59.34%.

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

For the year ended December 31, 1996, Charter One reported net income of $127.7 million, $34.0 million and $3.3 million in the years ended December
31, 1995 and 1994, respectively. On a per share basis, net income was $2.67, $0.71 and $0.06 in 1996, 1995 and 1994 respectively. As discussed below, the FirstFed Merger had a significant impact on 1995 and 1994 results. In addition, the 1996 results were adversely affected by the SAIF assessment detailed above.

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


                                                                     EFFECT ON YEAR ENDED
                                                                       DECEMBER 31, 1995
                                                                     -----------------------
                                                                     PRETAX         AFTER
                                                                     ------         -----
                                                                                      TAX
                                                                                      ---
                                                                   (DOLLARS IN THOUSANDS)
Merger expenses:
  Transaction costs .........................................       $(5,900)      (5,900)
  Severance costs ...........................................       (18,715)     (12,163)
  Other costs to combine operations .........................       (12,913)      (8,392)
                                                                  ---------      -------
    Total merger expenses ...................................       (37,528)     (26,455)
Loss on loans and securities ................................       (25,545)     (16,605)
Termination of swaps and caps ...............................       (76,207)     (49,534)
                                                                  ---------      -------
  Impact of repositioning and merger expenses on 1995 results     $(139,280)     (92,594)
                                                                   =========     ========


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

The following table summarizes the components of pretax core earnings.


                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                         1996            1995            1994
                                                                         ----            ----            ----
                                                                                (DOLLARS IN THOUSANDS)
   Net interest income ........................................       $  383,392         317,816         311,973
   Provision for loan and lease losses ........................           (4,001)         (1,032)         (2,948)
   Other income, excluding gains and losses ...................           55,245          44,467          35,397
   Administrative expenses ....................................         (187,766)       (178,215)       (175,961)
                                                                       ----------      ----------      ----------
     Pretax core earnings .....................................       $  246,870         183,036         168,461
                                                                      ==========         =======         =======


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

Net interest income for 1996 was $383.4 million, an increase of $65.6 million, or 20.6%, over the $317.8 million of net interest income in 1995. The increase in net interest income was primarily due to a lower cost of interest-bearing liabilities in 1996. The cost of interest-bearing liabilities decreased by 68 basis points to 4.99% for 1996. This lower cost of funds reduced interest expense by $70.4 million to $621.1 million in 1996, from $769.6 million for 1995. This improvement in the cost of funds was primarily the result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the FirstFed Merger. The financial restructuring also reduced the average balance of interest-earning assets and interest-bearing liabilities. The net effect of reducing balances with negative spreads caused net interest income to increase by $4.0 million for 1996 as the average balance of assets and liabilities each declined by $1.1 billion.

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

                   AVERAGE BALANCES, INTEREST AND YIELDS/COSTS


                                                        YEAR ENDED DECEMBER 31,
                      ---------------------------------------------------------------------------------------------
                                   1996                           1995                           1994
                      ------------------------------- ------------------------------ ------------------------------
                                              AVG.                            AVG.                           AVG.
                        AVERAGE              YIELD/     AVERAGE              YIELD/    AVERAGE              YIELD/
                        BALANCE    INTEREST   COST      BALANCE    INTEREST   COST     BALANCE    INTEREST   COST
                       ----------  --------- --------  ----------  --------- -------  ----------  --------- -------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning
 assets:
  Loans and lease
   financings(1) ......   $7,442,375  $ 602,432   8.09%   $6,766,695  $ 557,936   8.25%  $6,642,343  $ 532,719   8.02%
  Mortgage-backed
   securities:
    Available for sale     1,134,928     78,143   6.89       368,526     23,820   6.46    1,137,084     64,482   5.67
    Held to maturity       3,881,557    279,832   7.21     5,808,992    418,344   7.20    5,326,992    364,306   6.84
  Investment
   securities available
    for sale ..........      316,843     21,205   6.69       893,433     59,746   6.69      418,125     26,122   6.25
  Other interest-
   earning assets            350,385     22,866   6.53       412,543     27,564   6.68      375,819     18,551   4.94
                          ----------  --------- ------    ----------  --------- ------   ----------  --------- ------
      Total interest-
       earning assets..   13,126,088  1,004,478  7.65     14,250,189  1,087,410  7.63    13,900,363  1,006,180  7.24
                                      ---------                       ---------                      ---------
Allowance for loan
 and lease losses .....      (65,620)                        (64,540)                       (64,355)
Noninterest-earning
 assets(2) ............      466,478                         478,640                        486,209
                          ----------                      ----------                     ----------
        Total assets ..  $13,526,946                     $14,664,289                    $14,322,217
                          ==========                      ==========                     ==========
Interest-bearing
 liabilities:
  Deposits:
    Checking
      accounts ........   $  777,274      9,720   1.25       667,209      9,809   1.47      672,544     10,670   1.59
    Money market
      accounts ........    1,082,869     36,159   3.34       853,140     27,229   3.19      989,654     29,151   2.95
    Savings accounts         913,489     22,000   2.41     1,057,514     25,544   2.42    1,244,971     30,287   2.43
    Certificates of
      deposit .........    4,597,054    259,069   5.64     4,614,460    284,023   6.16    4,077,693    235,386   5.77
                          ----------  --------- ------    ----------  --------- ------   ----------  --------- ------
       Total deposits      7,370,686    326,948   4.44     7,192,323    346,605   4.82    6,984,862    305,494   4.37
                          ----------  --------- ------    ----------  --------- ------   ----------  --------- ------
  FHLB advances .......    3,237,680    185,439   5.73     2,902,779    177,704   6.12    2,770,428    150,744   5.44
  Other borrowings         1,826,084    108,699   5.95     3,467,715    245,285   7.07    3,474,927    237,969   6.85
                          ----------  --------- ------    ----------  --------- ------   ----------  --------- ------
      Total borrowings     5,063,764    294,138   5.81     6,370,494    422,989   6.64    6,245,355    388,713   6.22
                          ----------  --------- ------    ----------  --------- ------   ----------  --------- ------
      Total interest-
      bearing
      liabilities .....   12,434,450    621,086   4.99    13,562,817    769,594   5.67    13,230,217   694,207   5.25
                                      ---------                       ---------                      ---------
Noninterest-bearing
 liabilities                 173,140                         235,003                        255,259
                          ----------                      ----------                     ----------
       Total liabilities  12,607,590                      13,797,820                     13,485,476
Shareholders' equity         919,356                         866,469                        836,741
                          ----------                      ----------                     ----------
       Total liabilities
       and share-
       holders' equity
                         $13,526,946                     $14,664,289                    $14,322,217
                          ==========                      ==========                     ==========
Net interest income                   $ 383,392                       $ 317,816                      $ 311,973
                                      =========                       =========                      =========
Interest rate spread                              2.66                            1.96                           1.99
                                                ======                          ======                         ======
Net yield on average
 interest-earning
 assets ...............                           2.92                            2.23                           2.24
                                                ======                          ======                         ======
Average interest-
 earning assets to
 average interest-
 bearing liabilities ..                          105.6%                          105.1%                         105.1%
                                                 ======                          ======                         ======

----------
(1) Nonaccrual loans are included in the average balance.
(2) Includes mark-to-market adjustments on securities available for sale.

The following rate-volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated.

                              RATE/VOLUME ANALYSIS

                                        YEAR ENDED DECEMBER 31, 1996 V. 1995    YEAR ENDED DECEMBER 31, 1995 V. 1994
                                        ------------------------------------    ------------------------------------
                                          INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                          --------------------------               --------------------------

                                          RATE(1)    VOLUME(1)      TOTAL        RATE(1)      VOLUME(1)  TOTAL
                                          -------    ---------      -----        -------      ---------  -----
                                                                  (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases ...................   $ (10,356)      54,852      44,496       15,048     10,169       25,217
  Mortgage-backed securities
    Available for sale ...............       1,652       52,671      54,323        7,973    (48,635)     (40,662)
    Held to maturity .................         442     (138,954)   (138,512)      19,971     34,067       54,038
  Investment securities available
    for sale .........................          48      (38,589)    (38,541)       1,961     31,663       33,624
  Other interest-earning assets ......        (629)      (4,069)     (4,698)       7,056      1,957        9,013
                                          ---------  -----------  ----------     --------   --------    ---------
     Total ...........................      (8,843)     (74,089)    (82,932)      52,009     29,221       81,230
                                          ---------  -----------  ----------     --------   --------    ---------
Interest expense:
  Checking, savings and
   money market accounts .............        (348)       5,645       5,297        1,316     (8,842)      (7,526)
  Certificates of deposit ............     (23,887)      (1,067)    (24,954)      16,197     32,440       48,637
  FHLB advances ......................     (11,920)      19,655       7,735       19,510      7,450       26,960
  Other borrowings ...................     (34,253)    (102,333)   (136,586)       7,811       (495)       7,316
                                          ---------  -----------  ----------     --------   --------    ---------
     Total ...........................     (70,408)     (78,100)   (148,508)      44,834     30,553       75,387
                                          ---------  -----------  ----------     --------   --------    ---------
Change in net interest income ........   $  61,565        4,011      65,576        7,175     (1,332)       5,843
                                          =========  ===========  ==========     ========   ========    =========

----------
(1) Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.


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

                           MATURITY/RATE SENSITIVITY

                                                            DECEMBER 31, 1996
                          ---------------------------------------------------------------------------------------
                                                                                              OVER
                              0-6          7-12         1-3          3-5         5-10          10
                            MONTHS        MONTHS       YEARS        YEARS        YEARS       YEARS       TOTAL
                            ------        ------       -----        -----        -----       -----       -----
                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Real estate mortgage
   loans and mortgage-
   backed securities:
    Adjustable rate ..... $3,114,367      948,473      728,534      183,445        3,234      2,204    4,980,257
    Fixed rate ..........    548,370      513,883    1,762,262    1,237,945    1,800,626    697,980    6,561,066
  Business loans ........     76,793        1,224        6,247        8,040        2,604          -       94,908
  Consumer loans ........    373,111       77,633      211,143      155,343      111,520          -      928,750
  Lease financings ......     24,028       24,491       81,882       57,042       56,124      6,589      250,156
  Investment securities,
   federal funds sold,
   interest-bearing
   deposits and other
   interest-earning assets   357,466      175,503            -       44,345          537          1      577,852
                          ----------    ---------    ---------   ----------   ----------    -------   ----------
        Total ...........  4,494,135    1,741,207    2,790,068    1,686,160    1,974,645    706,774   13,392,989
                          ----------    ---------    ---------   ----------   ----------    -------   ==========
Interest-bearing
liabilities:
  Deposits:
    Checking and savings
     accounts ...........     69,469       63,911    1,226,929      367,490            -          -    1,727,799
    Money market accounts    672,488            -      672,485            -            -          -    1,344,973
    Certificates of
     deposit ............  2,336,294    1,181,105      911,770      181,399      157,857          -    4,768,425
  FHLB advances .........  1,641,418      151,159      964,958      410,556       21,895      4,347    3,194,333
  Reverse repurchase
    agreements ..........    374,994      370,000      804,784            -            -          -    1,549,778
  Other borrowings ......     16,885        5,257       12,535       22,532      152,267      1,704      211,180
                           ----------   ---------    ---------    ----------   ----------    -------  ----------
        Total              5,111,548    1,771,432    4,593,461      981,977      332,019      6,051   12,796,488
                           ----------   ---------    ---------    ----------   ----------    -------  ==========
Excess (deficiency) of
 interest-earning assets
 over interest-bearing
 liabilities ............   (617,413)     (30,225)  (1,803,393)     704,183    1,642,626     700,723
Impact of hedging .......    (12,073)     130,000     (112,499)      (5,428)           -          -
                           ----------    ---------    ---------   ----------   ----------    -------
Adjusted interest-
 sensitivity gap ........ $ (629,486)      99,775   (1,915,892)     698,755    1,642,626     700,723
                           ==========    =========    =========   ==========   ==========    =======
Cumulative excess
 (deficiency)
 of interest-earning
 assets over
 interest-bearing
 liabilities ............ $ (629,486)    (529,711)  (2,445,603)  (1,746,848)    (104,222)    596,501
                           ==========    =========  ===========  ===========   ==========    =======
Cumulative
 interest-sensitivity
 gap as a percentage of
 total
 assets at December 31,
 1996 ...................      (4.5%)       (3.8%)       (17.%)      (12.6%)       (0.7%)      4.3%
                                =====        =====        =====       ======        =====       ====
Cumulative
 interest-sensitivity
 gap as a percentage of
 total assets at
 December 31, 1995 ......       4.8%         1.0%        (8.3%)       (6.7%)        0.8%       4.4%
                                =====        =====        =====       ======        =====       ====

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

                             LOAN AND LEASE ACTIVITY

                                                                    YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1996         1995         1994
                                                                ----         ----         ----
                                                                    (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family .................................. $ 2,426,589    1,077,838     1,023,016
      Multifamily .........................................      48,224       29,093        47,430
      Commercial ..........................................      74,319       56,743        18,295
                                                             -----------  -----------  ------------
        Total permanent ...................................   2,549,132    1,163,674     1,088,741
                                                             -----------  -----------  ------------
    Construction:
      One-to-four family ..................................     320,967      176,503       210,916
      Multifamily .........................................       5,910       10,781        12,003
      Commercial ..........................................      17,246       22,922         8,293
                                                             -----------  -----------  ------------
        Total construction ................................     344,123      210,206       231,212
                                                             -----------  -----------  ------------
          Total real estate loans originated ..............   2,893,255    1,373,880     1,319,953
  Consumer line of credit draws ...........................     207,865      146,293       130,132
  Consumer ................................................     428,107      161,635       142,033
  Business line of credit draws ...........................      70,143       37,980        76,071
  Business ................................................      44,487       21,290        15,048
  Lease financings(1) .....................................     205,789       82,585             -
                                                             -----------  -----------  ------------
        Total loans and lease financings originated .......   3,849,646    1,823,663     1,683,237
                                                             -----------  -----------  ------------
  Lease financings purchased in acquisition of
    ICX Corporation(1)                                                -       76,912             -
                                                             -----------  -----------  ------------
  Sales and principal reductions:
    Loans sold(2) .........................................     570,317      473,488       177,521
    Principal reductions ..................................   1,827,232    1,338,707     1,479,437
                                                             -----------  -----------  ------------
        Total sales and principal reductions ..............   2,397,549    1,812,195     1,656,958
                                                             -----------  -----------  ------------
          Increase before net items ....................... $ 1,452,097       88,380        26,279
                                                             ===========  ===========  ============


----------

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

                              NONPERFORMING ASSETS

                                                                                 DECEMBER 31,
                                                               --------------------------------------------------
                                                                1996      1995      1994       1993       1992
                                                                ----      ----      ----       ----       ----
                                                                             (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Real estate loans:
      One-to-four family ................................     $ 10,264    15,145    18,272     24,314     22,128
      Multifamily and commercial ........................        2,372     3,014     4,548      6,595      9,769
      Construction and land .............................          827     1,463     2,596      2,717      1,911
                                                               --------  --------  --------   --------  ---------
        Total real estate loans .........................       13,463    19,622    25,416     33,626     33,808
    Consumer ............................................            -     1,525     1,085      1,550      1,585
    Business ............................................           95         -        77        610      2,368
    Lease financings ....................................            -        27         -          -          -
                                                               --------  --------  --------   --------  ---------
        Total nonaccrual loans and leases ...............       13,558    21,174    26,578     35,786     37,761
                                                               --------  --------  --------   --------  ---------
  Accruing loans and leases delinquent
   more than 90 days:
    Real estate loans:
      One-to-four family ................................        5,961     2,002     2,781      1,228      3,317
      Multifamily and commercial ........................            -       893       855      1,527        705
      Construction and land .............................            -         -       207        101        208
                                                              --------  --------  --------   --------  ---------
        Total real estate loans .........................        5,961     2,895     3,843      2,856      4,230
    Consumer ............................................          544       147       255        744        467
    Business ............................................           58         -        17        222        372
    Lease financings ....................................            -         -         -          -          -
                                                              --------  --------  --------   --------  ---------
        Total accruing loans and leases
          delinquent more than 90-days ..................        6,563     3,042     4,115      3,822      5,069
                                                              --------  --------  --------   --------  ---------
  Restructured real estate loans ........................       15,294    18,835    18,479     23,609     31,348
                                                              --------  --------  --------   --------  ---------
        Total nonperforming loans and leases ............       35,415    43,051    49,172     63,217     74,178
Real estate acquired through foreclosure
  and other repossessed assets ..........................        7,030    11,650    15,379     31,053     33,604
                                                              --------  --------  --------   --------  ---------
        Total nonperforming assets ......................     $ 42,445    54,701    64,551     94,270    107,782
                                                              ========  ========  ========   ========  =========
Ratio of:
  Nonperforming loans and leases to total
   loans and leases .....................................          .44%      .65%      .75%       .96%      1.19%
  Nonperforming assets to total assets ..................          .31       .40       .44        .65        .79
  Allowance for loan and lease losses to:
    Nonperforming loans and leases ......................       186.14    149.67    131.86     102.37      79.51
    Total loans and leases before allowance .............          .81       .96       .97        .98        .94


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

Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. A summary of income recorded on nonaccruing and restructured loans versus the potential income based upon full contractual yields for the past three years follows:

             SUMMARY OF INCOME ON NONACCRUING AND RESTRUCTURED LOANS


                                                                    YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                    1996      1995      1994
                                                                    ----      ----      ----
                                                                     (DOLLARS IN THOUSANDS)

Income potential based on original contract .....................   $2,959    3,511     4,252
Actual income ...................................................    2,178    2,950     3,401


                 ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                        1996        1995       1994        1993       1992
                                                        ----        ----       ----        ----       ----
                                                                      (DOLLARS IN THOUSANDS)

Balance, beginning of year ....................       $ 64,436      64,838     64,715      58,982     50,577
Provision for loan and lease losses ...........          4,001       1,032      2,948       7,549     12,544
Acquired through acquisition ..................              -           -          -       2,022          -
Other .........................................              -         176          -           -          -
Loans and lease financings charged off:
  Mortgage ....................................         (1,933)     (1,063)    (1,094)     (1,177)      (600)
  Consumer ....................................           (938)     (1,193)    (1,783)     (2,413)    (3,150)
  Business ....................................            (16)        (62)      (343)       (383)    (1,480)
  Lease financings ............................              -           -          -           -          -
                                                       --------    --------   --------    --------   --------
    Total charge-offs .........................         (2,887)     (2,318)    (3,220)     (3,973)    (5,230)
                                                       --------    --------   --------    --------   --------
Recoveries:
  Mortgage ....................................            123         615        200          55        919
  Consumer ....................................            249          49        137          79        171
  Business ....................................              -          44         58           1          1
  Lease financings ............................              -           -          -           -          -
                                                       --------    --------   --------    --------   --------
    Total recoveries ..........................            372         708        395         135      1,091
                                                       --------    --------   --------    --------   --------
    Net loan and lease charge-offs ............         (2,515)     (1,610)    (2,825)     (3,838)    (4,139)
                                                       --------    --------   --------    --------   --------
Balance, end of year ..........................       $ 65,922      64,436     64,838      64,715     58,982
                                                       ========    ========   ========    ========   ========
Net charge-offs to average loans
  and leases ..................................            .03%        .02%       .04%        .06%       .07%
Net charge-offs to provision for
  loan and lease losses .......................          62.86      156.01      95.83       50.84      33.00


                ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                         DECEMBER 31,
                                                     ------------------------------------------------------
                                                      1996        1995       1994       1993        1992
                                                      ----        ----       ----       ----        ----
                                                                    (DOLLARS IN THOUSANDS)

Mortgage .....................................      $ 53,133      51,607     51,879     50,813      44,766
Consumer .....................................         6,765       7,214      8,239      9,562      10,724
Business .....................................         5,047       4,883      4,720      4,340       3,492
Lease financings .............................           977         732          -          -           -
                                                     --------    --------   --------   --------    --------
    Total ....................................      $ 65,922      64,436     64,838     64,715      58,982
                                                     ========    ========   ========   ========    ========
Percent of loans and leases to total loans
 and leases:
  Mortgage ...................................          84.3%       88.3%      91.6%      93.2%       92.5%
  Consumer ...................................          11.4         8.8        7.2        5.8         6.5
  Business ...................................           1.2         0.9        1.2        1.0         1.0
  Lease financings ...........................           3.1         2.0          -          -           -
                                                     --------    --------   --------   --------    --------
    Total ....................................         100.0%      100.0%     100.0%     100.0%      100.0%
                                                     ========    ========   ========   ========    ========

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

                                                                               DECEMBER 31, 1996
                                                                       -------------------------------
                                                                          CARRYING            FAIR
                                                                            VALUE             VALUE
                                                                          ----------        ----------
                                                                            (DOLLARS IN THOUSANDS)

GE Capital Mortgage Services, Inc. ...................................     $352,739           343,448
Residential Funding Mortgage Securities I, Inc. ......................      335,194           332,435
California Federal Bank ..............................................      271,866           264,994
The Prudential Home Mortgage Securities Company, Inc. ................      230,057           227,558

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

Quarterly stock prices and dividends declared are shown in the following table.


                                            FIRST          SECOND           THIRD          FOURTH         TOTAL
                                           QUARTER         QUARTER         QUARTER        QUARTER          YEAR
                                           ---------      ----------       --------       ---------      ---------

1996(1)
  High ................................      $33.57           36.19          40.56           44.75          44.75
  Low .................................       27.14           29.34          32.03           38.13          27.14
  Close ...............................       32.14           33.22          40.00           42.00          42.00
  Dividends declared and paid .........         .19             .22            .22             .23            .86

1995(1)
  High ................................      $21.08           25.71          29.29           31.79          31.79
  Low .................................       17.98           19.05          23.22           26.79          17.98
  Close ...............................       19.28           23.33          28.09           29.17          29.17
  Dividends declared and paid .........         .16             .18            .18             .19            .71


----------
(1) Restated to reflect the 5% stock dividend issued September 30, 1996.

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

              EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME


                                                                  YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                         NET      GAIN    OTHER    FEDERAL
                                                        INTEREST (LOSS)  EXPENSE,  INCOME     NET
                                                        INCOME   ON SALE   NET       TAX    INCOME
                                                        -------  ------- --------- -------- --------
                                                                  (DOLLARS IN THOUSANDS)

 1996 ..............................................    $3,281        3     3,194       32       58
 1995 ..............................................     3,168     (432)    1,375      476      885
 1994 ..............................................     4,814       (3)      466    1,521    2,824

The estimated effect in future years of amortization of valuation adjustments recorded in connection with the Company's acquisitions is set forth below:

         FORECASTED EFFECT OF PURCHASE ACCOUNTING ADJUSTMENTS ON INCOME


                                                           YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                                         FEDERAL
                                                                         INCOME
                                                      NET      OTHER       TAX
                                                   INTEREST   EXPENSE,   EXPENSE     NET
                                                    INCOME      NET     (BENEFIT)  INCOME
                                                   --------  ---------  --------- ---------
                                                            (DOLLARS IN THOUSANDS)

1997 ...........................................   $   549     (5,070)    (1,582)   (2,939)
1998 ...........................................       388     (5,033)    (1,626)   (3,019)
1999 ...........................................       217     (4,805)    (1,606)   (2,982)
2000 ...........................................       (44)    (4,783)    (1,689)   (3,138)
2001 ...........................................       (31)    (4,752)    (1,674)   (3,109)
Thereafter .....................................     2,224    (37,646)   (12,398)  (23,024)
                                                    ------   ---------  --------- ---------
  Total ........................................   $ 3,303    (62,089)   (20,575)  (38,211)
                                                    ======   =========  ========= =========

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

Unamortized balances of purchase accounting valuation amounts for all purchase business combinations and purchase of asset transactions are summarized below:


                                                                 DECEMBER 31,
                                                             ---------------------
                                                              1996         1995
                                                              ----         ----
                                                                 (DOLLARS IN
                                                                  THOUSANDS)

Net discount on interest-earning assets .................   $  1,246        7,281
Premiums on interest-bearing liabilities ................      2,057        3,456
Goodwill ................................................     64,496       10,602
Other, net ..............................................        154          167


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

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST      SECOND       THIRD      FOURTH       TOTAL
                                                      QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                                     ----------  ----------  ----------  ----------  -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Total interest income .....................         $243,048     251,680     254,327     255,423    1,004,478
  Net interest income .......................           92,002      98,907      97,179      95,304      383,392
  Provision for loan and lease losses .......            1,000       1,000       1,001       1,000        4,001
  Gains (losses) on loans and
   securities and other .....................              577      (2,115)        (71)      3,502        1,893
  SAIF assessment(1) ........................                -           -      56,258           -       56,258
  Net income ................................           38,450      41,370       5,031      42,871      127,722
  Earnings per share(2) .....................              .80         .86         .11         .90         2.67

1995(3)
  Total interest income .....................         $273,372     275,535     276,782     261,721    1,087,410
  Net interest income .......................           77,253      76,896      77,869      85,798      317,816
  Provision for loan and lease losses .......              258         258         258         258        1,032
  Gains (losses) on loans and
   securities and other .....................            2,095       3,022       3,263     (24,476)     (16,096)
  Loss on termination of interest rate
   exchange agreements ......................                -           -           -     (76,207)     (76,207)
  Net income (loss) .........................           29,310      31,045      32,107     (58,430)      34,032
  Earnings (loss) per share(4) ..............              .61         .65         .67       (1.24)         .71


----------
(1) See Note 21 to the Consolidated Financial Statements for further information.
(2) Restated to reflect the 5% stock dividend issued September 30, 1996.
(3) The data for the fourth quarter of 1995 includes pretax losses of $101.8 million from charges related to financial repositioning and restructurings. The after-tax loss for these financial restructurings was $66.1 million. Also in the fourth quarter of 1995, the Company recorded merger-related expenses of $37.5 million with an after-tax impact of $26.5 million.
(4) Restated to reflect the 5% stock dividend issued September 30, 1996. Due to a net loss in the fourth quarter of 1995, the assumed exercise of stock options is antidilutive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                    1996              1995
                                                                                    ----              ----
                                                                                    (DOLLARS IN THOUSANDS,
                                                                                    EXCEPT PER SHARE DATA)
                                                                                         (AS RESTATED)
ASSETS
Cash and deposits with banks ...............................................    $    152,301           163,123
Federal funds sold and other ...............................................         118,003           495,248
                                                                                ------------      ------------
     Total cash and cash equivalents .......................................         270,304           658,371
Investment securities available for sale ...................................         243,632           407,427
Mortgage-backed securities:
  Available for sale .......................................................       1,070,705         1,435,589
  Held to maturity (fair value of $3,652,547 and $3,961,326) ...............       3,633,369         3,879,160
Loans held for sale                                                                        -             4,340
Loans and leases, net (including allowance for loan and lease losses
 of $65,922 and $64,436) ...................................................       8,100,342         6,674,260
Federal Home Loan Bank stock ...............................................         215,815           178,136
Premises and equipment .....................................................         114,145            96,581
Accrued interest receivable ................................................          77,193            73,683
Equipment on operating leases ..............................................          22,599            32,755
Real estate owned ..........................................................           7,337            11,991
Goodwill ...................................................................          64,496            10,602
Other assets ...............................................................          73,904            95,466
                                                                                ------------      ------------
     Total assets ..........................................................    $ 13,893,841        13,558,361
                                                                                ============      ============

LIABILITIES
Deposits ...................................................................    $  7,841,197         7,012,491
Federal Home Loan Bank advances ............................................       3,194,333         3,163,144
Reverse repurchase agreements ..............................................       1,549,778         2,089,520
Other borrowings ...........................................................         211,180           209,020
Advance payments by borrowers for taxes and insurance ......................          39,346            47,738
Accrued interest payable ...................................................          35,298            56,955
Accrued expenses and other liabilities .....................................         100,985            94,620
                                                                                ------------      ------------
     Total liabilities .....................................................      12,972,117        12,673,488
                                                                                ------------      ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock - $.01 par value per share; 20,000,000 shares
  authorized and unissued ..................................................               -                 -
Common stock - $.01 par value per share; 180,000,000 shares
  authorized; 47,472,486 and 45,119,014 shares issued ......................             475               451
Additional paid-in capital .................................................         321,991           235,889
Retained earnings ..........................................................         637,356           642,197
Less 1,029,763 and 101,488 shares of common stock held in
  treasury, at cost ........................................................         (39,615)           (3,061)
Net unrealized gain on securities, net of tax expense of
  $812 and $4,520 ..........................................................           1,517             9,397
                                                                                ------------      ------------
     Total shareholders' equity ............................................         921,724           884,873
                                                                                 -----------      ------------
     Total liabilities and shareholders' equity ............................    $ 13,893,841        13,558,361
                                                                                ============        ==========

See Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                     1996             1995            1994
                                                                     ----             ----            ----
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 (AS RESTATED)
INTEREST INCOME:
  Loans and leases .......................................       $   602,432          557,936         532,719
  Mortgage-backed securities:
    Available for sale ...................................            78,143           23,820          64,482
    Held to maturity .....................................           279,832          418,344         364,306
  Investment securities available for sale ...............            21,205           59,746          26,122
  Other interest-earning assets ..........................            22,866           27,564          18,551
                                                                  -----------      -----------     -----------
     Total interest income ...............................         1,004,478        1,087,410       1,006,180
                                                                  -----------      -----------     -----------
INTEREST EXPENSE:
  Deposits ...............................................           326,948          346,605         305,494
  FHLB advances ..........................................           185,439          177,704         150,744
  Other borrowings .......................................           108,699          245,285         237,969
                                                                  -----------      -----------     -----------
     Total interest expense ..............................           621,086          769,594         694,207
                                                                  -----------      -----------     -----------
     Net interest income .................................           383,392          317,816         311,973
Provision for loan and lease losses ......................             4,001            1,032           2,948
                                                                  -----------      -----------     -----------
     Net interest income after provision for
      loan and lease losses ..............................           379,391          316,784         309,025
                                                                  -----------      -----------     -----------
OTHER INCOME (EXPENSE):
  Loan servicing fees ....................................            11,476            8,951          10,173
  Service fees and other charges .........................            35,631           26,633          24,404
  Leasing operations .....................................             7,421            7,903               -
  Net gains (losses):
    Loans ................................................             2,040            1,578          (1,925)
    Mortgage-backed securities ...........................               981          (25,570)          4,191
    Investment securities ................................            (2,025)           6,010           6,955
    Termination of interest rate exchange agreements......                 -          (76,207)       (155,364)
    Other gains ..........................................               897            1,886             357
  Other ..................................................               717              980             820
                                                                  -----------      -----------     -----------
     Total other income (expense) ........................            57,138          (47,836)       (110,389)
                                                                  -----------      -----------     -----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits .....................            90,881           89,141          83,660
  Net occupancy and equipment ............................            27,129           25,015          24,543
  Federal deposit insurance premiums .....................            16,112           17,445          17,503
  State taxes ............................................             7,887            6,273           7,809
  Merger expenses ........................................                 -           37,528               -
  Amortization of goodwill ...............................             2,587              774             621
  Other administrative expenses ..........................            43,170           39,567          41,825
                                                                  -----------      -----------     -----------
     Administrative expenses before federal deposit
       insurance special assessment ......................           187,766          215,743         175,961
  Federal deposit insurance special assessment ...........            56,258                -               -
                                                                  -----------      -----------     -----------
     Total administrative expenses .......................           244,024          215,743         175,961
                                                                  -----------      -----------     -----------
Income before federal income taxes and
  and extraordinary item .................................           192,505           53,205          22,675
Federal income taxes .....................................            64,783           19,173           7,056
                                                                  -----------      -----------     -----------
     Income before extraordinary item ....................           127,722           34,032          15,619
Extraordinary item, net of tax benefit of $6,361 .........                 -                -         (12,348)
                                                                  -----------      -----------     -----------
     Net income ..........................................       $   127,722           34,032           3,271
                                                                  ===========      ===========     ===========

Earnings per common and common equivalent share(1):
  Income before extraordinary item .......................       $      2.67              .71             .32
  Extraordinary item .....................................                 -                -            (.26)
                                                                  -----------      -----------     -----------
     Net income ..........................................       $      2.67              .71             .06
                                                                  ===========      ===========     ===========
Average common and common equivalent shares
  outstanding(1) .........................................        47,916,192       48,151,822      48,237,686


----------
(1) Per share data has been restated to reflect the 5% stock dividend issued September 30, 1996.

See Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                  TOTAL
                                                        ADDITIONAL                              NET UNREALIZED    SHARE-
                                           COMMON        PAID-IN      RETAINED      TREASURY     GAIN (LOSS)     HOLDERS'
                                           STOCK         CAPITAL      EARNINGS       STOCK      ON SECURITIES     EQUITY
                                          ---------     ----------   ---------     ---------    --------------  ----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance, January 1, 1994 .............      $449       233,926        667,864                                      902,239
 Common stock issued in connection
  with stock options exercised,
  152,285 shares .....................         1           983            -              -              -              984
 Purchase of 48,000 shares of
  treasury stock .....................        -            -              -             (935)           -             (935)
 Treasury stock reissued, 4,813
  common shares at cost, in connection
  with stock options exercised .......        -            (65)           -               94            -               29
 Dividends paid ($.56 per share)(1) ..        -            -          (23,405)           -              -          (23,405)
 Net unrealized gain (loss) on
  securities available for sale,
  net of tax benefit .................        -            -              -              -          (58,512)       (58,512)
 Net income ..........................        -            -            3,271            -              -            3,271
                                            ----      --------       --------       --------       --------       --------
Balance, December 31, 1994 ...........       450       234,844        647,730           (841)       (58,512)       823,671
 Purchase of 718,100 shares of
  treasury stock .....................        -            -              -          (19,831)           -          (19,831)
 Treasury stock reissued in connection
  with stock option exercised,
  618,024 shares .....................        -            -           (9,596)        16,796            -            7,200
 Common stock canceled in
  connection with the FirstFed Merger,
  909 shares .........................        -            (26)           -              -              -              (26)
 Treasury stock reissued in connection
  with the acquisition of ACS,
  41,775 shares ......................        -            -               (7)           815            -              808
 Common stock issued in connection
  with stock options exercised,
  88,290 shares ......................         1         1,071            -              -              -            1,072
 Dividends paid ($.71 per share)(1) ..        -            -          (29,962)           -              -          (29,962)
 Change in net unrealized gain (loss)
  on securities, net of tax expense
  (as restated) ......................        -            -              -              -           67,909         67,909
  Net income .........................        -            -           34,032            -              -           34,032
                                            ----      --------       --------       --------       --------       --------
Balance, December 31, 1995
 (as restated) .......................       451       235,889        642,197         (3,061)         9,397        884,873
 Stock dividend of 5% issued
  September 30, 1996 .................        23        84,711        (83,757)          (977)           -              -
 Purchase of 1,288,425 shares of
  treasury stock .....................        -            -              -          (47,697)           -          (47,697)
 Treasury stock reissued in connection
  with stock options exercised,
  386,120 shares .....................        -            -           (8,311)        12,120            -            3,809
 Common stock issued in connection
  with stock options exercised,
  101,409 shares .....................         1         1,391            -              -              -            1,392
 Dividends paid ($.86 per share)(1) ..        -            -          (40,495)           -              -          (40,495)
  Change in net unrealized gain
  on securities, net of tax expense
  (as restated) ......................        -            -              -              -           (7,880)        (7,880)
 Net income ..........................        -            -          127,722            -              -          127,722
                                            ----      --------       --------       --------       --------       --------
Balance, December 31, 1996
 (as restated) .......................      $475       321,991        637,356        (39,615)         1,517        921,724
                                            ====      ========       ========       ========       ========       ========

----------
(1) Restated to reflect the 5% stock dividend issued September 30, 1996.


See Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          1996           1995           1994
                                                                          ----           ----           ----
                                                                                (DOLLARS IN THOUSANDS)
                                                                      (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................................       $    127,722         34,032          3,271
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses .......................              4,001          1,032          2,948
    Net (gains) losses ........................................             (1,893)        16,096         (9,578)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ...........              9,977         26,360          6,684
    Origination of real estate loans held for sale ............            (59,882)      (135,456)      (137,561)
    Proceeds from sale of loans held for sale .................             61,922        136,655        139,951
    Proceeds from sale of mortgage-backed securities
     available for sale .......................................                  -              -         62,008
    Loss on termination of interest rate exchange agreements ..                            76,207        155,364
    Loss on extinguishment of debt ............................                  -              -         18,708
    Other .....................................................             18,328         10,220        (37,594)
                                                                       ------------   ------------   ------------
      Net cash provided by operating activities ...............            160,175        165,146        204,201
                                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases .................         (1,915,268)      (364,950)       (66,765)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ...............            729,730        673,991      1,179,950
    Mortgage-backed securities available for sale .............             31,065         32,717        192,112
    Investment securities held to maturity ....................                  -              -          1,800
    Investment securities available for sale ..................            231,385        864,903        159,849
  Proceeds from sale of:
    Mortgage-backed securities held to maturity ...............             71,226              -         17,917
    Mortgage-backed securities available for sale .............            832,501      1,188,401        845,215
    Investment securities available for sale ..................            255,521        655,601        322,113
    Federal Home Loan Bank stock ..............................                  -              -         20,500
  Purchases of:
    Mortgage-backed securities held to maturity ...............           (569,577)      (178,010)    (1,501,023)
    Mortgage-backed securities available for sale .............                  -         (3,081)      (757,769)
    Investment securities available for sale ..................           (326,252)    (1,443,905)      (519,832)
    Federal Home Loan Bank stock ..............................            (30,662)       (11,255)       (31,883)
    Equipment on operating lease ..............................            (10,980)       (22,011)             -
  Net cash and cash equivalents (paid) received in connection
   with acquisitions ..........................................            731,170         (9,857)        83,489
  Other .......................................................            (14,275)        (5,014)        21,466
                                                                       ------------   ------------   ------------
      Net cash provided by (used in) investing activities .....             15,584      1,377,530        (32,861)
                                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings ............           (848,033)      (510,697)       212,864
  Proceeds from long-term borrowings ..........................          2,920,137      4,194,081      6,848,988
  Repayments of long-term borrowings ..........................         (2,577,924)    (4,713,866)    (6,721,256)
  Increase (decrease) in, net of acquisitions:
    Deposits ..................................................             33,377        (76,238)      (277,434)
    Advance payments by borrowers for taxes and insurance .....             (8,392)        (7,364)         1,362
  Payment of dividends on common stock ........................            (40,495)       (29,962)       (23,405)
  Proceeds from issuance of common stock ......................              1,392          1,072            984
  Purchase of treasury stock, net of options exercised ........            (43,888)       (12,629)          (906)
  Net payment to terminate interest rate exchange agreements ..                  -        (70,637)      (142,245)
                                                                       ------------   ------------   ------------
      Net cash used in financing activities ...................           (563,826)    (1,226,240)      (101,048)
                                                                       ------------   ------------   ------------
    Net (decrease) increase in cash and cash equivalents ......           (388,067)       316,436         70,292
Cash and cash equivalents, beginning of year ..................            658,371        341,935        271,643
                                                                       ------------   ------------   ------------
Cash and cash equivalents, end of year ........................       $    270,304        658,371        341,935
                                                                       ============   ============   ============

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

     Total assets and shareholders' equity of FirstFed as of October 31, 1995 (unaudited) were $7,675,952,000 and $417,555,000, respectively. Total income and net income of the Company and FirstFed after restatement to conform the adoption dates of changes in accounting practices and reclassifications to conform presentation included in the 1995 and 1994 results of operations are as follows:


                                                      TOTAL INCOME                       NET INCOME (LOSS)
                                            ----------------------------------  ------------------------------------
                                            JANUARY 1, 1995                     JANUARY 1, 1995
                                                  to            YEAR ENDED              to           YEAR ENDED
                                            OCTOBER 31, 1995  DECEMBER 31, 1994 OCTOBER 31, 1995  DECEMBER 31, 1994
                                            ----------------  ----------------------------------  -----------------
                                                                    (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)                         (UNAUDITED)
     Company .........................        $  420,528           423,686             54,684             67,613
     FirstFed ........................           448,022           472,105            (31,707)           (64,342)
                                               ----------         ---------          ---------           --------
        Total ........................        $  868,550           895,791             22,977              3,271
                                               ==========         =========          =========           ========

     A reconciliation of amounts previously reported by the Company and FirstFed to the amounts included in the restated statements of the Company for 1994 follows:


                                                                      YEAR ENDED DECEMBER 31, 1994
                                                                     --------------------------------
                                                                                       NET INCOME
                                                                     TOTAL INCOME        (LOSS)
                                                                     -------------- -----------------
                                                                         (DOLLARS IN THOUSANDS)

     As reported by the Company ...................................   $  423,686         67,613
     As reported by FirstFed ......................................      470,302        (96,290)
     Adjustment to conform adoption date of
       accounting change ..........................................            -         31,948
     Reclassifications to conform presentation ....................        1,803              -
                                                                       ----------       --------
       Total, as restated .........................................   $  895,791          3,271
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

3.   INVESTMENT SECURITIES

     Investment securities classified as available for sale at December 31, 1996, are summarized as follows:


                                                                                 DECEMBER 31, 1996
                                                                      ----------------------------------------
                                                                                 GROSS      GROSS
                                                                     AMORTIZED UNREALIZED  UNREALIZED  FAIR
                                                                        COST     GAINS      LOSSES     VALUE
                                                                     ---------  -------    -------  ---------
                                                                              (DOLLARS IN THOUSANDS)

     U.S. Treasury and agency securities ........................    $ 238,195      550      610      238,135
     Corporate notes and commercial paper .......................        1,123    2,984        -        4,107
     Other ......................................................        1,389        1        -        1,390
                                                                      ---------  -------    -----    ---------
        Total ...................................................    $ 240,707    3,535      610      243,632
                                                                      =========  =======    =====    =========

     Investment securities classified as available for sale at December 31, 1995, are summarized as follows:


                                                                                 DECEMBER 31, 1995
                                                                      -----------------------------------------
                                                                                  GROSS       GROSS
                                                                     AMORTIZED  UNREALIZED  UNREALIZED  FAIR
                                                                        COST      GAINS      LOSSES     VALUE
                                                                      ---------   -------    ------   ----------
                                                                               (DOLLARS IN THOUSANDS)

     U.S. Treasury and agency securities ........................    $ 375,263     1,969         -     377,232
     Corporate notes and commercial paper .......................       27,584     2,449         -      30,033
     Other ......................................................          162         -         -         162
                                                                      ---------   -------    ------  ----------
        Total ...................................................    $ 403,009     4,418         -     407,427
                                                                      =========   =======    ======  ==========

     The weighted average interest rate on investment securities was 6.89% and 6.76% at December 31, 1996 and 1995, respectively.

     Investment securities available for sale by contractual maturity, repricing or expected call date are shown below:


                                                                                     DECEMBER 31, 1996
                                                                           ---------------------------------------
                                                                           AMORTIZED       FAIR         AVERAGE
                                                                             COST          VALUE          RATE
                                                                           ---------      ---------      ------
                                                                                   (DOLLARS IN THOUSANDS)

     Due in one year or less ........................................     $ 186,095        186,570        7.06%
     Due after one year through two years ...........................         1,000          1,075        6.72
     Due after two years through five years .........................        44,345         43,745        6.17
     Due after five years through ten years .........................           540            531        6.10
     Due after ten years ............................................         8,727         11,711        6.96
                                                                          ---------      ---------
        Total .......................................................     $ 240,707        243,632        6.89%
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

4. MORTGAGE-BACKED SECURITIES (AS RESTATED)

     The amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values at December 31, 1996 were as follows:


                                                                                DECEMBER 31, 1996
                                                                   ---------------------------------------------
                                                                                 GROSS      GROSS
                                                                   AMORTIZED   UNREALIZED UNREALIZED    FAIR
                                                                      COST       GAINS     LOSSES      VALUE
                                                                   -----------  --------   --------  -----------
                                                                                   (DOLLARS IN
                                                                                    THOUSANDS)
     AVAILABLE FOR SALE
       Participation certificates:
         Government agency issues:
           FHLMC ...........................................      $    13,404         6         75       13,335
       Collateralized mortgage obligations:
         Government agency issues:
           FHLMC ...........................................          347,869     2,379         90      350,158
           FNMA ............................................          260,884     3,811         13      264,682
         Private issues ....................................          446,901     1,630      6,001      442,530
                                                                   -----------  --------   --------  -----------
             Total mortgage-backed securities
             available for sale ............................        1,069,058     7,826      6,179    1,070,705
                                                                   -----------  --------   --------  -----------
     HELD TO MATURITY
       Participation certificates:
         Government agency issues:
           FNMA ............................................        1,246,398    11,202     10,515    1,247,085
           FHLMC ...........................................          636,228    18,006        381      653,853
           GNMA ............................................          188,057     4,232        421      191,868
         Private issues ....................................          407,564     2,757      8,943      401,378
       Collateralized mortgage obligations:
         Government agency issues:
           FNMA ............................................          162,646     8,418        466      170,598
           FHLMC ...........................................           82,433     4,883        247       87,069
         Private issues ....................................          910,043     5,131     14,478      900,696
                                                                   -----------  --------   --------  -----------
             Total mortgage-backed securities
             held to maturity ..............................        3,633,369    54,629     35,451    3,652,547
                                                                   -----------  --------   --------  -----------
               Total .......................................      $ 4,702,427    62,455     41,630    4,723,252
                                                                   ===========  ========   ========  ===========

     At December 31, 1995, the amortized cost, unrealized gains and losses of mortgage-backed securities and the fair values were as follows:


                                                                               DECEMBER 31, 1995
                                                                  ---------------------------------------------
                                                                                GROSS       GROSS
                                                                  AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                                                     COST       GAINS     LOSSES      VALUE
                                                                 -----------  ---------  --------  -----------
                                                                             (DOLLARS IN THOUSANDS)
       AVAILABLE FOR SALE
         Participation certificates:
           Government agency issues:
             FNMA ......................................         $   329,317        196     2,366      327,147
             FHLMC .....................................              20,307         85         -       20,392
           Private issues ..............................                 116          -         -          116
         Collateralized mortgage obligations:
           Government agency issues:
             FNMA ......................................             262,206      4,413        25      266,594
             FHLMC .....................................             348,830      3,759        79      352,510
           Private issues ..............................             464,604      4,624       398      468,830
                                                                 -----------  ---------  --------  -----------
               Total mortgage-backed securities
               available for sale ......................           1,425,380     13,077     2,868    1,435,589
                                                                 -----------  ---------  --------  -----------
       HELD TO MATURITY
         Participation certificates:
           Government agency issues:
             FNMA ......................................           1,546,206     27,541     1,570    1,572,177
             FHLMC .....................................             891,638     30,613        26      922,225
             GNMA ......................................             224,938      5,863         -      230,801
           Private issues ..............................             498,631      4,275     3,911      498,995
         Collateralized mortgage obligations:
           Government agency issues:
             FNMA ......................................             180,013      9,108         3      189,118
             FHLMC .....................................              83,708      5,147       106       88,749
           Private issues ..............................             454,026      6,808     1,573      459,261
                                                                 -----------  ---------  --------  -----------
               Total mortgage-backed securities
               held to maturity ........................           3,879,160     89,355     7,189    3,961,326
                                                                 -----------  ---------  --------  -----------
                 Total .................................         $ 5,304,540    102,432    10,057    5,396,915
                                                                 ===========  =========  ========  ===========


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

     Additionally, in accordance with implementation of the same special report, management chose to reclassify certain securities that were classified as held to maturity to the available for sale portfolio. At December 31, 1995, the date of the transfer, the amortized cost of those securities was $1.1 billion and the unrealized gain net of tax on those securities was $40.5 million. In 1994, certain of those securities had been transferred from available for sale to held to maturity with an unrealized loss of $50.2 million.

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

     Mortgage-backed securities are classified by type of interest payment as follows:


                                                                         DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                            1996                               1995
                                             -----------------------------------  ----------------------------------
                                             Amortized       FAIR      AVERAGE    AMORTIZED       FAIR     AVERAGE
                                                COST         VALUE      RATE        COST          VALUE       RATE
                                             -----------  -----------  ------     -----------  -----------   -----
                                                                      (DOLLARS IN THOUSANDS)
        AVAILABLE FOR SALE
          Adjustable rate:
            Collateralized
              mortgage obligations .......  $ 1,054,361    1,056,087    6.94%    $ 1,072,890    1,085,208    7.23%
                                             -----------  -----------             -----------  -----------
               Total adjustable rate .....    1,054,361    1,056,087    6.94       1,072,890    1,085,208    7.23
                                             -----------  -----------             -----------  -----------
          Fixed rate:
            Participation
              certificates ...............       13,404       13,335    6.03         349,740      347,655    6.23
            Collateralized
              mortgage obligations .......        1,293        1,283    5.09           2,750        2,726    5.30
                                             -----------  -----------             -----------  -----------
                Total fixed rate .........       14,697       14,618    5.94         352,490      350,381    6.22
                                             -----------  -----------             -----------  -----------
                   Total available for
                      sale ...............    1,069,058    1,070,705    6.93       1,425,380    1,435,589    6.98
                                             -----------  -----------             -----------  -----------
        HELD TO MATURITY
          Adjustable rate:
            Participation
              certificates ...............    1,019,324    1,026,902    7.16       1,279,124    1,297,319    7.08
            Collateralized
              mortgage obligations .......      301,866      317,055    7.23         357,816      372,972    7.48
                                             -----------  -----------             -----------  -----------
                Total adjustable rate ....    1,321,190    1,343,957    7.18       1,636,940    1,670,291    7.17
                                             -----------  -----------             -----------  -----------
          Fixed rate:
            Participation
              certificates ...............    1,458,923    1,467,282    7.51       1,882,289    1,926,879    7.56
            Collateralized
              mortgage obligations .......      853,256      841,308    7.15         359,931      364,156    7.32
                                             -----------  -----------             -----------  -----------
                Total fixed rate .........    2,312,179    2,308,590    7.38       2,242,220    2,291,035    7.52
                                             -----------  -----------             -----------  -----------
                  Total held to
                    maturity .............    3,633,369    3,652,547    7.31       3,879,160    3,961,326    7.37
                                             -----------  -----------             -----------  -----------
        Total mortgage-backed
          securities .....................  $ 4,702,427    4,723,252    7.22%    $ 5,304,540    5,396,915    7.27%
                                             ===========  ===========             ===========  ===========

     Adjustable-rate mortgage-backed securities are further classified by type of repricing index as follows:


                                                                                   1996
                                                                     ---------------------------------
                                                                     AMORTIZED       FAIR     AVERAGE
                                                                       COST          VALUE     RATE
                                                                     ----------   -----------  ----
                                                                         (DOLLARS IN THOUSANDS)
     Available for sale:
       Collateralized mortgage obligations:
         Six-month LIBOR .....................................      $1,024,510     1,030,016   6.93%
         Other ...............................................          29,851        26,071   7.27
                                                                     ----------   -----------
         Total adjustable rate available for sale ............       1,054,361     1,056,087   6.94
                                                                     ----------   -----------

     Held to maturity:
       Participation certificates:
         One-year constant maturity treasury .................         443,109       454,117   7.39
         FHLB 11th District cost of funds ....................         410,859       406,594   6.62
         Other ...............................................         165,356       166,191   7.88
       Collateralized mortgage obligations:
         One-month LIBOR .....................................         286,167       301,410   7.23
         Other ...............................................          15,699        15,645   7.24
                                                                     ----------   -----------
           Total adjustable rate held to maturity ............       1,321,190     1,343,957   7.18
                                                                     ----------   -----------
             Total adjustable rate ...........................      $2,375,551     2,400,044   7.07%
                                                                     ==========   ===========

     The weighted average lifetime cap rate of the adjustable-rate collateralized mortgage obligation portfolio and the adjustable-rate participation certificate portfolio were 9.27% and 11.87%, respectively, at December 31, 1996.

5.   LOANS AND LEASES

     Loans and leases held for investment consist of the following:

                                                                             DECEMBER 31,
                                                                       --------------------------
                                                                          1996           1995
                                                                          ----           ----
                                                                        (DOLLARS IN THOUSANDS)
     Real Estate:
       Permanent:
         One-to-four family ..................................        $ 6,072,927      5,140,857
         Multifamily .........................................            290,195        359,056
         Commercial ..........................................            348,787        368,372
       Construction:
         One-to-four family ..................................            268,766        132,776
         Multifamily .........................................             14,517         11,495
         Commercial ..........................................             19,122         38,592
                                                                       -----------    -----------
           Total real estate .................................          7,014,314      6,051,148
     Consumer ................................................            929,204        594,609
     Business ................................................            100,302         65,747
     Lease financings ........................................            251,133        131,352
                                                                       -----------    -----------
         Total loans and leases ..............................          8,294,953      6,842,856
                                                                       -----------    -----------
       Less:
         Loans in process ....................................            134,880         83,845
         Unamortized net discount ............................              1,169          4,150
         Allowance for loan and lease losses .................             65,922         64,436
         Deferred loan (costs)/fees, net .....................             (7,360)        16,165
                                                                       -----------    -----------
           Total .............................................            194,611        168,596
                                                                       -----------    -----------
             Loans and leases, net ...........................        $ 8,100,342      6,674,260
                                                                       ===========    ===========


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


                                                        DECEMBER 31,
                                         -----------------------------------------------
                                                 1996                     1995
                                         ----------------------   ----------------------
                                                     PERCENT                 PERCENT
                                                       OF                      OF
                                           AMOUNT     TOTAL         AMOUNT    TOTAL
                                         ----------  -------      ---------  -------
                                                    (DOLLARS IN THOUSANDS)

     Strip shopping centers .........   $  133,758     36.4%     $ 139,905     34.4%
     Office buildings ...............       54,835     14.9         63,573     15.6
     Warehouses .....................       53,439     14.5         57,800     14.2
     Developed and undeveloped land .       54,891     14.9         57,290     14.1
     Hotel property .................       24,960      6.8         36,939      9.1
     Mobile home parks ..............       19,774      5.4         18,630      4.6
     Other ..........................       26,252      7.1         32,827      8.0
                                         ----------  -------      ---------  -------
       Total                            $  367,909    100.0%     $ 406,964    100.0%
                                         ==========  =======      =========  =======


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

     A summary of the investment in lease financings is as follows:

                                                       DECEMBER 31,
                                                   ----------------------
                                                     1996         1995
                                                   (DOLLARS IN THOUSANDS)

     Direct financing leases .................    $  167,623      76,713
     Sales-type ..............................        69,334      54,639
     Leveraged leases ........................        14,176           -
                                                   ----------   ---------
        Total lease financings ...............    $  251,133     131,352
                                                   ==========   =========

     The components of the investment in lease financings are as follows:

                                                                                               DECEMBER 31,
                                                                                            --------------------
                                                                                              1996       1995
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
     Total future minimum lease rentals ...............................................     $224,654    125,773
     Estimated residual value of leased equipment .....................................       86,947     32,451
     Initial direct costs .............................................................        2,597        987
     Less unearned income on minimum lease rentals and estimated residual value
       of leased equipment ............................................................      (63,065)   (27,859)
                                                                                            ---------  ---------
         Total lease financings .......................................................     $251,133    131,352
                                                                                            =========  =========

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

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are as follows:


                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            1996      1995      1994
                                                            ----      ----      ----
                                                            (DOLLARS IN THOUSANDS)
     Balance, beginning of year ......................   $ 64,436    64,838    64,715
       Provision .....................................      4,001     1,032     2,948
       Amounts charged off ...........................     (2,887)   (2,318)   (3,220)
       Recoveries ....................................        372       708       395
       Other .........................................          -       176         -
                                                          --------  --------  --------
     Balance, end of year ............................   $ 65,922    64,436    64,838
                                                          ========  ========  ========

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

6.   REAL ESTATE OWNED

     Real estate owned consists of the following:

                                                                  DECEMBER 31,
                                                                ------------------
                                                                1996       1995
                                                             (DOLLARS IN THOUSANDS)

     Acquired in settlement of loans .......................   $7,030      11,650
     Held for investment and acquired for development ......      307         341
                                                                ------    --------
       Total ...............................................   $7,337      11,991
                                                                ======    ========


7.   DEPOSITS

     Deposits consist of the following:

                                                                                  DECEMBER 31,
                                                               ---------------------------------------------------
                                                                        1996                       1995
                                                               -----------------------    ------------------------
                                                                             WEIGHTED                   WEIGHTED
                                                                             AVERAGE                     AVERAGE
                                                                 AMOUNT        RATE         AMOUNT        RATE
                                                               -----------     -----      ------------    ------
                                                                         (DOLLARS IN THOUSANDS)

     Checking accounts:
       Interest-bearing ....................................  $   558,753      1.86%     $    513,933      1.98%
       Noninterest-bearing .................................      300,685         -           220,029         -
     Savings accounts ......................................      868,361      2.42         1,007,178      2.41
     Money market accounts .................................    1,344,973      3.52           829,087      3.19
     Certificates of deposit ...............................    4,766,369      5.85         4,438,831      5.97
                                                               -----------                ------------
         Total deposits ....................................    7,839,141      4.56         7,009,058      4.65
     Plus unamortized premium on
       deposits purchased ..................................        2,056                       3,433
                                                               -----------                ------------
         Total deposits, net ...............................  $ 7,841,197                $  7,012,491
                                                               ===========                ============
     Including the annualized effect of applicable swaps,
       floors and amortization of deferred gains on
       terminated swaps ....................................                   4.48%                       4.61%


     A summary of certificates of deposit by maturity follows:


                                                                     DECEMBER 31, 1996
                                                                    ---------------------
                                                                        (DOLLARS IN
                                                                         THOUSANDS)
     Within 12 months ...............................................   $ 3,489,052
     12 months to 24 months .........................................       686,145
     24 months to 36 months .........................................       241,609
     36 months to 48 months .........................................        99,320
     Over 48 months .................................................       250,243
                                                                         -----------
       Total ........................................................   $ 4,766,369
                                                                         ===========

     At December 31, 1996, the Bank had no brokered certificates of deposit.

8.   FEDERAL HOME LOAN BANK ADVANCES

     Federal Home Loan Bank advances at December 31, 1996, are secured by Charter One's investment in the stock of the Federal Home Loan Bank, as well as certain real estate loans aggregating $4.5 billion and mortgage-backed securities aggregating $641 million. FHLB advances are composed of the following:


                                                                                    DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                           1996                       1995
                                                                 -------------------------   -----------------------
                                                                               WEIGHTED                   WEIGHTED
                                                                                AVERAGE                    AVERAGE
                                                                   AMOUNT         RATE         AMOUNT       RATE
                                                                 -----------      -----      -----------    -----
                                                                               (DOLLARS IN THOUSANDS)

     Fixed-rate advances ....................................   $ 1,791,332       5.99%     $ 1,310,122     5.78%
     Variable-rate advances .................................     1,403,000       5.56        1,853,000     5.87
                                                                 ----------                  ----------
       Total advances .......................................     3,194,332       5.80        3,163,122     5.84
     Unamortized premium ....................................             1                          22
                                                                 ----------                  ----------
       Total advances, net ..................................   $ 3,194,333                 $ 3,163,144
                                                                 ==========                  ==========
     Including the annualized effect of
       applicable swaps, caps and amortization
       of deferred gains on terminated swaps ................                     5.81%                     5.90%

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

     FHLB advances mature as follows:

                                                                                 DECEMBER 31, 1996
                                                                ----------------------------------------------------
                                                                   FIXED-RATE ADVANCES       VARIABLE-RATE ADVANCES
                                                                --------------------------   -----------------------
                                                                               WEIGHTED                   WEIGHTED
                                                                               AVERAGE                     AVERAGE
                                                                  AMOUNT         RATE          AMOUNT       RATE
                                                                -----------      ------      -----------    -----
                                                                              (DOLLARS IN THOUSANDS)

     Maturing in:
       1997 ................................................   $   387,300        5.94%     $ 1,128,000     5.55%
       1998 ................................................       285,000        6.50           75,000     5.59
       1999 ................................................       475,000        6.23          200,000     5.60
       2000 ................................................       400,000        5.98
       2001 ................................................       205,000        4.88
       2005 ................................................         5,000        6.52
       2006 ................................................           319        3.98
       2007 ................................................        31,868        5.82
       2009 ................................................           525        5.00
       2010 ................................................           509        1.00
       2011 ................................................           658        3.50
       2016 ................................................           153        3.75
                                                                ----------                   ----------
         Total .............................................     1,791,332        5.99%       1,403,000     5.56%
      Unamortized premium ..................................             1                            -
                                                                ----------                   ----------
         Total FHLB advances, net ..........................   $ 1,791,333                  $ 1,403,000
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

9.   REVERSE REPURCHASE AGREEMENTS

     Securities sold under agreements to repurchase are composed of the following:

                                                                                             DECEMBER 31,
                                                                                        ------------------------
                                                                                           1996         1995
                                                                                           ----         ----
                                                                                        (DOLLARS IN THOUSANDS)

      Short term:
        Mortgage-backed securities of $822 million, with fair value approximating
         $844 million, sold with agreements to repurchase the same securities, with
         a weighted average interest rate of 5.86% and matured in 1996 ..............  $         -      798,783
        U.S. Treasury securities of $50 million, with fair value approximating
         $50 million, sold with agreements to repurchase the same securities, with
         a weighted average interest rate of 5.82% and matured in 1996 ..............            -       49,250
                                                                                        -----------  -----------
             Total short term .......................................................            -      848,033
                                                                                        -----------  -----------
      Long term:
        Mortgage-backed securities of $1.6 billion, with fair value approximating
         $1.7 billion, sold with agreements to repurchase the same securities.
         (1995-$1.3 billion sold with fair value of $1.3 billion):
           With a weighted average interest rate of 5.95% at December 31,
            1995, resetting quarterly based on three-month LIBOR and capped at
            6.06% through 1996, due in 1998, and converted to fixed-rate in 1996 ....            -      491,487
           With an interest rate of 5.67% and 6.17% at December 31, 1996 and
            1995, respectively, resetting quarterly based on three-month LIBOR
            and capped at 6.06%, due in 1997 ........................................      175,000      175,000
           With a weighted average interest rate of 4.96%, due in 1996,
            callable by the Company at par ..........................................            -      275,000
           With a weighted average interest rate of 5.89% and 5.44% at December 31,
            1996 and 1995, respectively, due in 1998 ................................      804,778      200,000
           With a weighted average interest rate of 5.16% and 5.84% at December 31,
            1996 and 1995, respectively, due in 1999 ................................      570,000      100,000
                                                                                        -----------  -----------
               Total long term ......................................................    1,549,778    1,241,487
                                                                                        -----------  -----------
                                                                                       $ 1,549,778    2,089,520
                                                                                        ===========  ===========
      Weighted average interest cost including amortization of fees .................         5.62%        5.80%
                                                                                             ======       ======
      Weighted average interest cost including the annualized effect of the applicable swaps, caps and amortization of deferred net gains
        on terminated swaps .........................................................         5.59%        5.68%
                                                                                             ======       ======


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

10.  OTHER BORROWINGS

     Other borrowings consist of the following:

                                                                                              DECEMBER 31,
                                                                                          ---------------------
                                                                                            1996        1995
                                                                                         (DOLLARS IN THOUSANDS)
      Zero coupon bonds of $407 million due February 2005,
        with yield to maturity of 11.39% .............................................   $  162,435    145,684
      Mortgage loan sale agreement ...................................................        9,902     10,351
      Variable-rate bonds, due December 1, 2015, interest payable semi-
        annually at 4.75% with a ceiling of 9.5% .....................................       10,000     10,000
      Installment obligations without recourse .......................................       23,157     35,663
      Other ..........................................................................        5,686      7,322
                                                                                          ----------  ---------
           Total .....................................................................   $  211,180    209,020
                                                                                          ==========  =========


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

11.  INTEREST RATE RISK MANAGEMENT

     The Company utilizes various types of interest rate contracts in managing its interest rate risk on certain of its deposits and FHLB advances. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer-term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

     Information on the swaps, by maturity date, follows:


                                                                         DECEMBER 31,
                                                 -------------------------------------------------------------
                                                            1996                             1995
                                                 ---------------------------     -----------------------------
                                                 NOTIONAL  RECEIVING  PAYING     NOTIONAL   RECEIVING   PAYING
                                                 PRINCIPAL INTEREST  INTEREST    PRINCIPAL  INTEREST   INTEREST
                                                  AMOUNT     RATE     RATE        AMOUNT       RATE     RATE
                                                 ---------   ------   ------     ---------     -----    ------
                                                                    (DOLLARS IN THOUSANDS)
      FIXED PAYMENT AND VARIABLE RECEIPT
      1999 .................................    $ 100,000     5.77%   10.09%    $ 100,000      6.02%    10.09%
                                                 ========    ======   ======     ========     =====    ======
      VARIABLE PAYMENT AND FIXED RECEIPT
      1997 .................................                                    $  45,000      6.30%     5.63%
      1998 .................................    $ 115,000     6.40%    5.53%            -         -          -
      2000 .................................      110,000     7.06     5.54       110,000      7.08      5.63
      2001 .................................      140,000     7.28     5.53             -         -         -
                                                 --------   ------   ------     ---------     -----    ------
         Total .............................    $ 365,000    6.93 %    5.53% (1)$ 155,000      6.86%     5.63%(1)
                                                 ========   ======   ======     =========     =====    ======
------------------------------------

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

     Outstanding caps are described in the following table:


                                    ---------------------------------------------------------------------------------
                                                     1996                                       1995
                                    ---------------------------------------  ----------------------------------------
                                                                     PER                                        PER
                                    NOTIONAL             INTEREST   ANNUM    NOTIONAL             INTEREST     ANNUM
                                    PRINCIPAL    BASE      RATE    COST OF   PRINCIPAL    BASE    RATE        COST OF
                 MATURING IN         AMOUNT      RATE    RECEIVED    FEE      AMOUNT      RATE    RECEIVED      FEE
                 ------------       ---------   -------- --------- --------  ---------   -------- ------      -------
                                                                  (Dollars in thousands)

      1996 .....................                                            $ 200,000    6.00%        -%       .21%

      1997 .....................   $ 650,000    6.00%        -%     .31%      650,000    6.00         -        .31%
                                    ---------   -----     -----    -----     ---------   -----     -----      -----
         Total .................   $ 650,000    6.00%        -%     .31%    $ 850,000    6.00%        -%       .28%
                                    =========   =====     =====    =====     =========   =====     =====      =====

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

     The cost of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:


                                                                              YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                         1996         1995           1994
                                                                         ----         ----           ----
                                                                              (DOLLARS IN THOUSANDS)

      Interest expense:

        Deposits ...................................................   $(9,515)       18,745         41,561
        FHLB advances ..............................................     1,760         2,201          2,202
        Reverse repurchase agreements ..............................    (2,048)       30,914         73,014
                                                                        -------      -------       --------
           Total ...................................................   $(9,803)       51,860        116,777
                                                                        =======      =======       ========

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

     The provision for federal income taxes consists of the following components:


                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                  1996           1995          1994
                                                                  ----           ----          ----
                                                                        (DOLLARS IN THOUSANDS)
        Current ..............................................  $ 32,222         26,581        (4,806)
        Deferred .............................................    32,561         (7,408)       11,862
                                                                 -------        -------       -------
           Total .............................................  $ 64,783         19,173         7,056
                                                                 =======        =======       =======

     A reconciliation from tax at the statutory rate to the income tax provision is as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                                1996                1995                1994
                                                          ------------------  ------------------  ------------------
                                                          DOLLARS    RATE     DOLLARS    RATE      DOLLARS  RATE
                                                          -------    ----     -------    ----      -------  ----
                                                                          (DOLLARS IN THOUSANDS)

      Tax at statutory rate ...........................  $ 67,377    35.0%   $ 18,622    35.0%   $  7,937    35.0%
      Increase (decrease) due to:
        Bad debt deduction ............................         -                   -       -       4,000    17.6
        Purchase accounting ...........................         -                   -       -      (3,877)  (17.1)
        Other .........................................    (2,594)   (1.3)        551     1.0      (1,004)   (4.5)
                                                          -------    ----     -------    ----     -------   -----
          Income tax provision ........................  $ 64,783    33.7%   $ 19,173    36.0%   $  7,056    31.0%
                                                          =======    ====     =======    ====     =======   =====


     Significant components of the deferred tax assets and liabilities are as follows. No valuation allowance was considered necessary.


                                                                                YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                           1996          1995           1994
                                                                           ----          ----           ----
                                                                                (DOLLARS IN THOUSANDS)

      Deferred tax assets:
        Book allowance for loan losses ..............................   $  21,201        21,483         22,323
        Accrued and deferred compensation ...........................       4,258         3,062          2,661
        Allowance for uncollected interest ..........................         823           946            970
        Net unrealized loss on securities ...........................           -        15,978         30,647
        Other .......................................................       5,250        20,566         19,088
                                                                         --------       -------        -------
           Total deferred tax assets ................................      31,532        62,035         75,689
                                                                         --------       -------        -------

      Deferred tax liabilities:
        Leasing activities, net .....................................      22,831         5,422              -
        FHLB stock dividends ........................................      15,124        12,668         10,928
        Tax allowance for loan losses ...............................       5,840         7,987          9,094
        Net unrealized gain on securities ...........................       4,565             -              -
        Depreciation ................................................       3,783         2,690          6,318
        Purchase accounting .........................................         894         1,738          1,647
        Mark-to-market ..............................................         339           678          2,295
        Other .......................................................       3,384         2,976            914
                                                                         --------       -------        -------
           Total deferred tax liabilities ...........................      56,760        34,159         31,196
                                                                         --------       -------        -------
             Net deferred tax asset (liability) .....................   $ (25,228)       27,876         44,493
                                                                         ========       =======        =======

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



                                                                           AS OF DECEMBER 31, 1996
                                                       --------------------------------------------------------------------
                                                                                                   TO BE WELL CAPITALIZED
                                                                                 FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                              ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                       --------------------- --------------------- ------------------------
                                                          AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                          ------   -----        ------    -----       ------    -----
                                                                            (DOLLARS IN THOUSANDS)

      Total capital (to risk-weighted assets) .......   $ 741,904   10.62%     $559,080      8.0%     $698,850    10.0%
      Tier 1 capital (to risk-weighted assets) ......     679,967    9.73        N/A         N/A       419,310     6.0
      Tier 1 capital (to adjusted tangible assets)...     679,967    5.00       407,700      3.0       679,500     5.0
      Tangible capital (to adjusted
        tangible assets) ............................     679,967    5.00       203,850      1.5        N/A        N/A




                                                                             AS OF DECEMBER 31, 1995
                                                       --------------------------------------------------------------------
                                                                                                   TO BE WELL CAPITALIZED
                                                                                 FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                              ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                       --------------------- --------------------- ------------------------
                                                          AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                          ------   -----        ------    -----       ------    -----
                                                                             (DOLLARS IN THOUSANDS)

      Total capital (to risk-weighted assets) ........  $ 875,176   14.29%     $489,835      8.0%     $612,294    10.0%
      Tier 1 capital (to risk-weighted assets) .......    822,670   13.44        N/A         N/A       367,376     6.0
      Tier 1 capital (to adjusted tangible assets) ...    822,670    6.11       404,053      3.0       673,422     5.0
      Tangible capital (to adjusted
        tangible assets) .............................    822,670    6.11       202,027      1.5        N/A        N/A


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

     Net periodic postretirement benefit cost included the following components:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                              1996           1995         1994
                                                                              ----           ----         ----
                                                                                   (DOLLARS IN THOUSANDS)


     Service cost - benefits earned during the period .....................  $    -            10           16
     Interest cost on accumulated postretirement benefit obligation .......     563           714          694
     Amortization of unrecognized transition obligation ...................     410           464          464
     Curtailment loss .....................................................     196             -            -
     Amortization of net loss .............................................       -             -            9
                                                                             ------         -----        -----
        Total .............................................................  $1,169         1,188        1,183
                                                                              =====         =====        =====

     The following table sets forth the amount reported in the Company's consolidated statements of financial condition:


                                                                                              DECEMBER 31,
                                                                                           --------------------
                                                                                            1996         1995
                                                                                            ----         ----
                                                                                          (DOLLARS IN THOUSANDS)

     Accumulated postretirement benefit obligation:
       Retirees ........................................................................  $(8,047)      (8,939)
       Fully eligible active plan participants .........................................        -         (136)
       Other active plan participants ..................................................        -         (169)
                                                                                           -------      -------
          Total ........................................................................   (8,047)      (9,244)
     Plan assets at fair value .........................................................        -            -
                                                                                           -------      -------
     Accumulated postretirement benefit obligation in excess of plan assets ............   (8,047)      (9,244)
     Unrecognized net (gain) loss ......................................................     (240)         129
     Unrecognized transition obligation ................................................    6,565        7,893
                                                                                           -------      -------
        Accrued postretirement benefit cost included in other liabilities ..............  $(1,722)      (1,222)
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


                                                                 YEAR ENDED DECEMBER 31,
                                                                 ------------------------
                                                                   1996           1995
                                                                   ----           ----
                                                                 (DOLLARS IN THOUSANDS)
     Net income:
       As reported ...........................................   $127,722         34,032
       Pro forma .............................................    124,675         33,935

     Earnings per share:
       As reported ...........................................       2.67            .71
       Pro forma .............................................       2.60            .70

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


                                                                                   EXERCISE PRICE
                                                                         -----------------------------------
                                                            NUMBER
                                                           OF SHARES        PER SHARE            TOTAL
                                                          ------------   ----------------     ------------
     Outstanding at January 1, 1994 .....................   2,404,458   $  2.97 -$ 19.84     $ 26,128,084
     Granted ............................................      28,350     19.29 -  21.55          571,500
     Exercised ..........................................    (157,339)     3.39 -  14.76         (915,122)
     Canceled - stock appreciation rights exercised .....      (4,410)              6.15          (27,125)
     Forfeited ..........................................     (13,316)     2.97 -  18.20         (208,679)
                                                          ------------                        ------------
     Outstanding at December 31, 1994 ...................   2,257,743      2.97 -  21.55       25,548,658
     Granted ............................................      72,450     18.33 -  25.48        1,401,375
     Exercised ..........................................    (737,217)     3.39 -  19.29       (8,231,201)
     Canceled - stock appreciation rights exercised .....      (3,969)              6.15          (24,413)
     Forfeited ..........................................     (29,317)    14.76 -  18.20         (441,058)
                                                          ------------                        ------------
     Outstanding at December 31, 1995 ...................   1,559,690      2.97 -  25.48       18,253,361
     Granted ............................................   1,591,057     28.33 -  42.00       45,419,678
     Exercised ..........................................    (501,568)     3.39 -  21.55       (5,052,015)
     Forfeited ..........................................     (75,936)    16.80 -  28.33       (1,965,169)
                                                          ------------                        ------------
     Outstanding at December 31, 1996 ...................   2,573,243   $  2.97 -$ 42.00     $ 56,655,855
                                                          ============   =======  =======     ============
     Exercisable at December 31, 1996 ...................     929,854   $  2.97 -$ 25.48     $ 10,856,983
                                                          ============   =======  =======     ============
     Shares available for future grants
      at December 31, 1996 ..............................     796,831
                                                          ============


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



                                                                                          EXERCISE PRICE
                                                                    NUMBER          ----------------------------
                                                                  OF RIGHTS         PER SHARE           TOTAL
                                                                  ---------         ---------           -----

     Outstanding at December 31, 1993 ...........................   170,104            $3.39         $  576,000
     Exercised ..................................................   (42,526)            3.39           (144,000)
                                                                  ----------                         ----------
     Outstanding at December 31, 1994 ...........................   127,578             3.39            432,000
     Exercised ..................................................   (67,923)            3.39           (230,000)
                                                                  ----------                         ----------
     Outstanding at December 31, 1995 ...........................    59,655             3.39            202,000
     Exercised ..................................................    (6,498)            3.39            (22,000)
                                                                  ----------           -----         ----------
     Outstanding at December 31, 1996 ...........................    53,157            $3.39         $  180,000
                                                                  ==========           =====         ==========
     Exercisable at December 31, 1996 ...........................    53,157            $3.39         $  180,000
                                                                  ==========           =====         ==========

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


                                                        DECEMBER 31, 1996              DECEMBER 31, 1995
                                                     ------------------------       ------------------------
                                                      CARRYING       FAIR            CARRYING       Fair
                                                       VALUE        VALUE             VALUE        VALUE
                                                     -----------  -----------       -----------  -----------
                                                   (AS RESTATED)     (DOLLARS IN THOUSANDS)

      Assets:
        Cash and cash equivalents ................  $   270,304      270,304           658,371      658,371
        Investment securities ....................      243,632      243,632           407,427      407,427
        Mortgage-backed securities ...............    4,704,074    4,723,252         5,314,749    5,396,915
        Loans and leases .........................    8,100,342    8,169,149         6,678,600    6,739,819
        Federal Home Loan Bank stock .............      215,815      215,815           178,136      178,136
        Accrued interest receivable ..............       77,193       77,193            73,683       73,683
      Liabilities:
        Deposits:
          Checking, savings and money
            market accounts ......................    3,072,772    3,072,772         2,570,227    2,570,227
          Certificates of deposit ................    4,768,425    4,775,352         4,442,264    4,472,956
        Federal Home Loan Bank advances ..........    3,194,333    3,185,864         3,163,144    3,169,582
        Reverse repurchase agreements ............    1,549,778    1,546,397         2,089,520    2,088,142
        Other borrowings .........................      211,180      256,613           209,020      300,156
        Advance payments by borrowers for
          taxes and insurance ....................       39,346       39,346            47,738       47,738
        Accrued interest payable .................       35,298       35,298            56,955       56,955
      Off-Balance-Sheet Items:
        Interest rate swaps in a net
          receivable position ....................            -        9,259                 -        5,450
        Interest rate swaps in a net
          payable position .......................            -       (7,191)                -      (12,243)
        Interest rate cap and floor agreements ...            -        1,325                 -       (1,738)

19.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

     Supplemental disclosures of cash flow information are summarized below:


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                     1996         1995          1994
                                                                                     ----         ----          ----
                                                                                          (DOLLARS IN THOUSANDS)

      Supplemental disclosures of cash flow information:
       Cash paid during the year for:
          Interest on deposits and borrowings ................................   $   644,379      707,868        639,066
          Income taxes .......................................................        34,000        2,280         29,360
      Supplemental schedule of noncash activities:
        Loans exchanged for mortgage-backed securities .......................       510,435      331,426         28,692
        Securities transferred from held to maturity to
          available for sale .................................................        10,861    1,961,199         17,413
        Securities transferred from available for sale to
          held to maturity ...................................................             -       79,618      1,032,733
        Securities transferred from held for sale to trading classification ..             -            -         33,213
        Transfers from loans to real estate owned ............................         6,712        5,702          5,083

20.  PARENT COMPANY FINANCIAL INFORMATION

     The summarized financial statements of Charter One Financial, Inc. (parent company only) as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 follow:

     STATEMENTS OF FINANCIAL CONDITION

                                                                                             DECEMBER 31,
                                                                                        ------------------------
                                                                                          1996          1995
                                                                                          ----          ----
                                                                                        (DOLLARS IN THOUSANDS)
                                                                                             (AS RESTATED)

      Assets:
        Deposits with subsidiary ..................................................    $       67        28,596
        Cash equivalents ..........................................................        36,551             -
        Investment in subsidiary, at equity .......................................       874,026       855,292
        Securities and other ......................................................        11,257         1,446
                                                                                        ----------    ----------
           Total ..................................................................    $  921,901       885,334
                                                                                        ==========    ==========
      Liabilities:
        Total liabilities .........................................................    $      177           461
                                                                                        ----------    ----------
      Shareholders' equity:
        Common stock ..............................................................           475           451
        Additional paid-in capital ................................................       321,991       235,889
        Retained earnings .........................................................       637,356       642,197
        Treasury stock, at cost ...................................................       (39,615)       (3,061)
        Net unrealized gain (loss) on securities, net of tax expense/benefit ......         1,517         9,397
                                                                                        ----------    ----------
          Total shareholders' equity ..............................................       921,724       884,873
                                                                                        ----------    ----------
             Total ................................................................    $  921,901       885,334
                                                                                        ==========    ==========

     STATEMENTS OF INCOME


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                   ----       ----       ----
                                                                                     (DOLLARS IN THOUSANDS)
      Income:
        Dividends from subsidiary ...........................................   $ 100,000     47,500     36,250
        Interest and dividends on securities ................................       2,081      2,068        857
                                                                                 ---------   --------  ---------
           Total income .....................................................     102,081     49,568     37,107

      Expenses ..............................................................         998     12,064      1,120
                                                                                 ---------   --------  ---------

        Income before undistributed net earnings of subsidiary ..............     101,083     37,504     35,987
        Equity in undistributed net (loss) earnings of subsidiary ...........      26,639     (3,472)   (32,716)
                                                                                 ---------   --------  ---------
           Net income .......................................................   $ 127,722     34,032      3,271
                                                                                 =========   ========  =========

     STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1996         1995         1994
                                                                               ----         ----         ----
                                                                                   (DOLLARS IN THOUSANDS)

      Cash flows from operating activities:
        Net income ......................................................   $  127,722       34,032       3,271
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Equity in undistributed net loss (earnings) of subsidiary ...      (26,639)       3,472      32,716
            Other .......................................................         (343)       2,350        (658)
                                                                             ----------   ----------   ---------
              Net cash provided by operating activities .................      100,740       39,854      35,329
                                                                             ----------   ----------   ---------

      Cash flows from investing activities:
        Purchase of securities ..........................................      (44,362)    (233,756)     (1,374)
        Maturity of securities ..........................................       34,635      247,900       1,800
                                                                             ----------   ----------   ---------
           Net cash provided by (used in) investing activities ..........       (9,727)      14,144         426
                                                                             ----------   ----------   ---------

      Cash flows from financing activities:
        Proceeds from issuance of common stock ..........................        1,392        1,072         984
        Payment of dividends on common stock ............................      (40,495)     (29,962)    (23,405)
        Net purchases of treasury stock .................................      (43,888)     (11,823)       (906)
                                                                             ----------   ----------   ---------
           Net cash used in financing activities ........................      (82,991)     (40,713)    (23,327)
                                                                             ----------   ----------   ---------
             Increase in deposits with subsidiary and
               cash equivalents .........................................   $    8,022       13,285      12,428
                                                                             ==========   ==========   =========

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

22.  SUBSEQUENT EVENTS

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

     Terms of the agreement call for the tax-free exchange of $27.00 in Charter One common stock for each of Haverfield's common shares or a total consideration of approximately $53.7 million. The price will stay fixed at $27.00 per Haverfield share if Charter One's average stock price remains between $41.09 and $55.60 per share during a 20-day pricing period ending five business days before closing the transaction. The merger, which would be accounted for as a purchase, is expected to close near the end of the third quarter of 1997. Already approved by the boards of directors of both companies, the transaction requires the approvals of the Office of Thrift Supervision and Haverfield shareholders.

     In May 1997, the boards of directors of Charter One Financial, Inc. and RCSB Financial, Inc., the holding company of Rochester Community Savings Bank, entered into a definitive agreement to enter into a strategic alliance through a stock-for-stock exchange. Rochester Community Savings Bank, headquartered in Rochester, New York, is a state-chartered savings bank with $4 billion in assets ($2.4 billion in deposits) and 36 branch offices in Rochester and Buffalo.

     Terms of the agreement call for a tax-free exchange of shares at a fixed exchange ratio of .91 shares in Charter One common stock for each of RCSB's common shares. Based on current RCSB shares, it is expected that approximately 13.6 million new shares of Charter One stock will be issued in conjunction with the merger, bringing the initial value of the transaction to $635 million and the pro forma market capitalization of the combined company to $2.9 billion. The merger, which would be accounted for as a pooling of interests, is expected to close in the fourth quarter of 1997. Already approved by the boards of directors of both companies, the transaction requires the approvals of the Office of Thrift Supervision and each company's shareholders. In addition, RCSB has granted Charter One an option to purchase shares equal to 19.9% of RCSB's outstanding common stock under certain conditions.

23.  RESTATEMENT

     Subsequent to the issuance of the Company's 1996 consolidated financial statements, the Company's management determined that (1) approximately $1.1 billion of the mortgage-backed security portfolio that was transferred into held to maturity during 1996 should have remained in available for sale, and (2) the offset to the fair value adjustment relating to such security portfolio, which aggregated approximately $40.5 million, net of tax, that was previously recorded as an increase to accrued liabilities when such security portfolio was transferred from held to maturity to available for sale during 1995, should have been recorded as a component of shareholders' equity. As a result, the Company's 1996 and 1995 consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of these securities. The effects of the restatement did not affect net income.

     A summary of the significant effects of the restatement is as follows:


                                                                                       AS PREVIOUSLY
                                                                                          REPORTED       AS RESTATED
                                                                                       -------------   -------------
      FOR THE YEAR ENDED DECEMBER 31, 1996:
        Interest income:
          Mortgage-backed securities available for sale ...........................   $      11,340          78,143
          Mortgage-backed securities held to maturity .............................         346,635         279,832

      AT DECEMBER 31, 1996:
        Mortgage-backed securities available for sale .............................          21,800       1,070,705
        Mortgage-backed securities held to maturity ...............................       4,692,996       3,633,369
        Total assets ..............................................................      13,904,563      13,893,841
        Accrued liabilities .......................................................         104,738         100,985
        Total liabilities .........................................................      12,975,870      12,972,117
        Unrealized gain on securities .............................................           8,486           1,517
        Shareholders' Equity ......................................................         928,693         921,724

      AT DECEMBER 31, 1995:
        Other assets ..............................................................         115,964          95,466
        Total assets ..............................................................      13,578,859      13,558,361
        Accrued liabilities .......................................................         155,593          94,620
        Total liabilities .........................................................      12,734,461      12,673,488
        Unrealized gain (loss) on securities ......................................         (31,078)          9,397
        Shareholders' Equity ......................................................         844,398         884,873

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

     As discussed in Note 23, the accompanying consolidated financial statements have been restated.


     /s/Deloitte & Touche LLP

     Cleveland, Ohio
     January 22, 1997 (August 6, 1997 as to Notes 22 and 23)

                    INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstFed Michigan Corporation

                  We have audited the consolidated statements of financial condition of FirstFed Michigan Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31 , 1994. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstFed Michigan Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

                  As discussed in notes 1, 2, and 3 to the consolidated financial statements, the Corporation changed its method of accounting for investments to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994. As discussed in notes 1 and 19 to the consolidated financial statements, the Corporation changed its method of accounting for the amortization of goodwill in 1994 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." As discussed in note 15 to the consolidated financial statements, the Corporation changed its method of accounting for postretirement benefits other than pensions in 1993 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As discussed in notes 1 and 13 to the consolidated financial statements, the Corporation changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial Accounting Standards Board's SFAS No. 109, "Accounting for Income Taxes."



/s/ KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP
Detroit, Michigan
January 18, 1995

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

-------------------------------

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

CHARTER ONE FINANCIAL, INC.

By: CHARLES JOHN KOCH
    -------------------------------
     Charles John Koch
     Director, President and
     Chief Executive Officer

     Pursuant to the requirements of the securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.


                           SIGNATURE                             TITLE                       DATE
                         --------------                          -------                    -------

             /s/CHARLES JOHN KOCH                      Director, President and          March 19, 1997
             -------------------------------------
             Charles John Koch                         Chief Executive Officer
             (Principal Executive Officer)


             /s/RICHARD W. NEU                         Senior Vice President            March 19, 1997
             -------------------------------------
             Richard W. Neu                            Treasurer
             (Principal Financial Officer)


             /s/EUGENE B. CARROLL, SR.                 Director                         March 19, 1997
             -------------------------------------
             Eugene B. Carroll, Sr.


             /s/DENISE M. FUGO                         Director                         March 19, 1997
             -------------------------------------
             Denise M. Fugo



             /s/MARK D. GROSSI                         Director                         March 19, 1997
             -------------------------------------
             Mark D. Grossi



             /s/CHARLES M. HEIDEL                      Director                         March 19, 1997
             -------------------------------------
             Charles M. Heidel



             /s/CHARLES F. IPAVEC                      Director                         March 19, 1997
             -------------------------------------
             Charles F. Ipavec



             /s/RICHARD J. JACOB                       Director                         March 19, 1997
             -------------------------------------
             Richard J. Jacob




             /s/JOHN D. KOCH                           Director                         March 19, 1997
             -------------------------------------
             John D. Koch


                         SIGNATURE                     TITLE                            DATE
                         ---------                     -----                            ----

             /s/PHILIP J. MEATHE                       Director                         March 19, 1997
             -------------------------------------
             Philip J. Meathe



             /s/HENRY R. NOLTE, JR.                    Director                         March 19, 1997
             -------------------------------------
             Henry R. Nolte, Jr.



             /s/ALONZO H. POLL                         Director                         March 19, 1997
             -------------------------------------
             Alonzo H. Poll



             /s/VICTOR A. PTAK                         Director                         March 19, 1997
             -------------------------------------
             Victor A. Ptak



             /s/JEROME L. SCHOSTAK                     Director                         March 19, 1997
             -------------------------------------
             Jerome L. Schostak



             /s/MARK SHAEVSKY                          Director                         March 19, 1997
             -------------------------------------
             Mark Shaevsky



             /s/ERESTEEN R. WILLIAMS                   Director                         March 19, 1997
             -------------------------------------
             Eresteen R. Williams

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    EXHIBITS
                                       TO
                                    FORM 10-K



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  (For the Fiscal Year Ended December 31, 1996)


                             ----------------------



                           CHARTER ONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

================================================================================

                                  EXHIBIT INDEX

Exhibit
  No.                                      Description
-------                                    -----------

(11)               Statement regarding Computation of Per Share Earnings

(21)               Subsidiaries of the Registrant

(23.1)             Consent of Deloitte & Touche LLP

(23.2)             Consent of KPMG Peat Marwick LLP

(27)               Financial Data Schedule