Form 10-Q/A
period 1997-03-31
CHARTER ONE FINANCIAL INC
filed 1997-08-08
CIK 819692

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                   FORM 10-Q/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16311

                           CHARTER ONE FINANCIAL, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)

            DELAWARE                                34-1567092
            --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                 44114
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

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                                    PAGE
---------                                                                                                  -----
                         PART I - FINANCIAL INFORMATION


  1.     Financial Statements


           Consolidated Statements of Financial Condition --
             March 31, 1997 and December 31, 1996........................................................      1

           Consolidated Statements of Income --
             Three months ended March 31, 1997 and 1996..................................................      2

           Consolidated Statement of Changes in Shareholders' Equity --
             Three months ended March 31, 1997...........................................................      3

           Consolidated Statements of Cash Flows --
             Three months ended March 31, 1997 and 1996..................................................      4

           Notes to Consolidated Financial Statements....................................................      5

  2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................................................      7


                           PART II - OTHER INFORMATION


  5.     Other Information...............................................................................     25

  6.     Exhibits and Reports on Form 8-K................................................................     25


Signatures...............................................................................................     26

                          PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                       MARCH 31, 1997       DECEMBER 31, 1996
                                                                       ---------------      ------------------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                   (AS RESTATED)

                                     ASSETS

Cash and deposits with banks.......................................... $     118,124                152,301
Federal funds sold and other..........................................        50,233                118,003
                                                                        ------------           ------------
     Total cash and cash equivalents..................................       168,357                270,304
Investment securities available for sale, at fair value...............       281,448                243,632
Mortgage-backed securities:
  Available for sale, at fair value...................................     1,069,830              1,070,705
  Held to maturity (fair value of $3,491,445 and $3,652,547)..........     3,495,098              3,633,369
Loans and leases, net.................................................     8,472,041              8,100,342
Federal Home Loan Bank stock..........................................       217,917                215,815
Premises and equipment................................................       115,167                114,145
Accrued interest receivable...........................................        76,962                 77,193
Equipment on operating leases.........................................        19,979                 22,599
Real estate owned.....................................................         6,330                  7,337
Goodwill..............................................................        63,330                 64,496
Other assets..........................................................        45,129                 73,904
                                                                        ------------           ------------
     Total assets..................................................... $  14,031,588             13,893,841
                                                                        ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Checking accounts................................................... $     889,842                859,438
  Money market accounts...............................................     1,365,418              1,344,973
  Savings accounts....................................................       843,063                868,361
  Certificates of deposit.............................................     4,741,156              4,768,425
                                                                        ------------           ------------
     Total deposits...................................................     7,839,479              7,841,197
Federal Home Loan Bank advances.......................................     3,081,274              3,194,333
Reverse repurchase agreements.........................................     1,735,966              1,549,778
Other borrowings......................................................       211,616                211,180
Advance payments by borrowers for taxes and insurance.................        40,303                 39,346
Accrued interest payable..............................................        40,777                 35,298
Accrued expenses and other liabilities................................       136,406                100,985
                                                                        ------------           ------------
     Total liabilities................................................    13,085,821             12,972,117
                                                                        ------------           ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued...........................................             -                      -
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; shares issued 47,472,486..............................           475                    475
  Additional paid-in capital..........................................       321,991                321,991
  Retained earnings...................................................       666,703                637,356
  Less 1,133,765 and 1,029,763 shares of common stock held in
    treasury at cost..................................................       (44,560)               (39,615)
  Net unrealized gain on securities, net of tax expense
    of $627 and $812..................................................         1,158                  1,517
                                                                        ------------           ------------
         Total shareholders' equity...................................       945,767                921,724
                                                                        ------------           ------------
         Total liabilities and shareholders' equity................... $  14,031,588             13,893,841
                                                                        ============           ============

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          ---------------------------------------
                                                                                 1997                1996
                                                                                 ----                ----
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                       (AS RESTATED)

INTEREST INCOME:
  Loans and leases........................................................  $     163,982             142,191
  Mortgage-backed securities:
    Available for sale....................................................         18,181              20,557
    Held to maturity......................................................         63,841              69,050
  Investment securities available for sale................................          4,719               5,772
  Other interest-earning assets...........................................          5,070               5,478
                                                                             ------------         -----------
     Total interest income................................................        255,793             243,048
                                                                             ------------         -----------
INTEREST EXPENSE:
  Deposits................................................................         85,044              79,528
  Federal Home Loan Bank advances.........................................         44,926              45,127
  Other borrowings........................................................         28,297              26,391
                                                                             ------------         -----------
     Total interest expense...............................................        158,267             151,046
                                                                             ------------         -----------
     Net interest income..................................................         97,526              92,002
Provision for loan and lease losses.......................................            220               1,000
                                                                             ------------         -----------
     Net interest income after provision
       for loan and lease losses..........................................         97,306              91,002
                                                                             ------------         -----------
OTHER INCOME:
  Loan servicing fees.....................................................          2,574               2,259
  Service fees and other charges..........................................         10,320               6,959
  Leasing operations......................................................          2,088               1,788
  Net gains (losses):
    Loans.................................................................            123                 190
    Mortgage-backed securities............................................              -                  57
    Other gains...........................................................            (36)                330
  Other...................................................................            112                 256
                                                                             ------------         -----------
     Total other income...................................................         15,181              11,839
                                                                             ------------         -----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits......................................         24,060              22,037
  Net occupancy and equipment.............................................          7,333               6,404
  Federal deposit insurance premiums......................................          1,259               3,989
  Amortization of goodwill................................................          1,113                 189
  Other administrative expenses...........................................         12,932              11,964
                                                                             ------------         -----------
     Total administrative expenses........................................         46,697              44,583
                                                                             ------------         -----------
Income before federal income taxes........................................         65,790              58,258
Federal income taxes......................................................         21,704              19,808
                                                                             ------------         -----------
     Net income...........................................................  $      44,086              38,450
                                                                             ============         ===========

Primary earnings per common and common equivalent
  share(1)................................................................  $         .93                 .80
                                                                             ============         ===========

Average common and common equivalent
  shares outstanding(1)...................................................     47,625,723          48,270,184
                                                                             ============         ===========

Cash dividends declared per share(1)......................................  $         .23                 .19
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

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                       TOTAL
                                              ADDITIONAL                            NET UNREALIZED    SHARE-
                                   COMMON      PAID-IN    RETAINED      TREASURY        GAIN         HOLDERS'
                                    STOCK      CAPITAL    EARNINGS        STOCK     ON SECURITIES     EQUITY
                                  ---------   ---------   ---------     ---------   -------------    ---------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                    (AS RESTATED) (AS RESTATED)


Balance, January 1, 1997........ $      475     321,991     637,356       (39,615)        1,517        921,724
  Purchase of 285,000 shares
    of treasury stock...........                                          (11,942)                     (11,942)
  Treasury stock reissued in
    connection with stock
    options exercised, 180,998
    shares......................                             (4,086)        6,997                        2,911
  Dividends paid ($.23
    per share)..................                            (10,653)                                   (10,653)
  Change in net unrealized gain
    on securities, net of tax
    expense.....................                                                           (359)          (359)
  Net income....................                             44,086                                     44,086
                                       ----   ---------   ---------     ---------       -------      ---------
Balance, March 31, 1997......... $      475     321,991     666,703       (44,560)        1,158        945,767
                                       ====   =========   =========     =========       =======      =========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------------
                                                                                         1997              1996
                                                                                         ----              ----
                                                                                      (DOLLARS IN THOUSANDS)
                                                                                           (AS RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................        44,086            38,450
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses.........................................           220             1,000
    Net gains...................................................................           (87)             (578)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net.............................         5,420              (660)
    Origination of real estate loans held for sale..............................        (6,783)          (14,168)
    Proceeds from sale of loans held for sale...................................         6,906            14,358
    Other.......................................................................        69,911            37,190
                                                                                   -----------       -----------
      Net cash provided by operating activities.................................       119,673            75,592
                                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases...................................      (370,367)         (367,964)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity.................................       137,394           195,821
    Mortgage-backed securities available for sale...............................         2,738             8,159
    Investment securities available for sale....................................         9,761           193,092
  Sales of mortgage-backed securities available for sale........................             -           324,002
  Purchases of:
    Mortgage-backed securities held to maturity.................................             -          (313,472)
    Investment securities available for sale....................................       (50,000)         (106,890)
    Federal Home Loan Bank stock................................................             -            (7,605)
    Equipment on operating lease................................................        (1,664)           (2,066)
  Other.........................................................................        (2,771)           (3,127)
                                                                                   -----------       -----------
    Net cash used in investing activities.......................................      (274,909)          (80,050)
                                                                                   -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings..............................       361,182          (579,879)
  Proceeds from long-term borrowings............................................       230,015           409,484
  Repayments of long-term borrowings............................................      (517,656)         (231,393)
  Decrease in deposits..........................................................        (1,525)           (1,340)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance....................................................................           957            (1,631)
  Payment of dividends on common stock..........................................       (10,653)           (8,997)
  Purchase of treasury stock, net of options exercised..........................        (9,031)           (3,668)
                                                                                   -----------       -----------
Net cash provided by (used in) financing activities.............................        53,289          (417,424)
                                                                                   -----------       -----------
Net decrease in cash and cash equivalents.......................................      (101,947)         (421,882)
Cash and cash equivalents, beginning of the period..............................       270,304           658,371
                                                                                   -----------       -----------
Cash and cash equivalents, end of the period....................................       168,357           236,489
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings.............................       234,534           170,366
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned.....................................           284               335

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

7. Subsequent to the issuance of the Company's 1996 consolidated financial statements, the Company's management determined that (1) approximately $1.1 billion of the mortgage-backed security portfolio that was transferred into held to maturity during 1996 should have remained in available for sale, and (2) the offset to the fair value adjustment relating to such security portfolio, which aggregated approximately $40.5 million, net of tax, that was previously recorded as an increase to accrued liabilities when such security portfolio was transferred from held to maturity to available for sale during 1995, should have been recorded as a component of shareholder's equity. As a result, the Company's 1996 and 1995 consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of these securities. The effects of the restatement did not affect net income.

     A summary of the significant effects of the restatement is as follows:

                                                                                 AS PREVIOUSLY
                                                                                   REPORTED      AS RESTATED
                                                                                 -------------   ------------

FOR THE THREE MONTHS ENDED MARCH 31, 1997:
    Interest income:
    Mortgage-backed securities available for sale.............................  $          384         18,181
    Mortgage-backed securities held to maturity...............................          81,638         63,841

FOR THE THREE MONTHS ENDED MARCH 31, 1996:
    Interest income:
    Mortgage-backed securities available for sale.............................           7,797         20,557
    Mortgage-backed securities held to maturity...............................          81,810         69,050

AT MARCH 31, 1997:
  Mortgage-backed securities available for sale...............................          20,183      1,069,830
  Mortgage-backed securities held to maturity.................................       4,553,554      3,495,098
  Total assets................................................................      14,040,397     14,031,588
  Accrued liabilities.........................................................         139,489        136,406
  Unrealized gain on securities...............................................           6,884          1,158
  Shareholders' Equity........................................................         951,493        945,767

AT DECEMBER 31, 1996:
  Mortgage-backed securities available for sale...............................          21,800      1,070,705
  Mortgage-backed securities held to maturity.................................       4,692,996      3,633,369
  Total assets................................................................      13,904,563     13,893,841
  Accrued liabilities.........................................................         104,738        100,985
  Unrealized gain on securities...............................................           8,486          1,517
  Shareholders' Equity........................................................         928,693        921,724

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

SELECTED OPERATING RATIOS (Figure 2)

                                                                                        THREE MONTHS ENDED
                                                                                    ----------------------------
                                                                                      3/31/97           3/31/96
                                                                                      -------           -------

Annualized returns:
  Return on average assets......................................................          1.26%            1.19
  Return on average equity......................................................         18.67            17.18
  Average equity to average assets..............................................          6.77             6.92

Annualized operating ratios:
  Net interest income to administrative expenses................................        208.85           206.36
  Administrative expenses to average assets.....................................          1.34             1.38
  Efficiency ratio..............................................................         40.48            42.99

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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                               THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                          BALANCE     INTEREST     COST         BALANCE     INTEREST     COST
                                        -----------   ---------   -------     -----------   --------    -------
                                                                  (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1)................  $  8,327,998  $  163,982      7.89%   $  6,891,130  $ 142,191       8.25%
  Mortgage-backed securities:
    Available for sale...............     1,082,587      18,181      6.72       1,157,398     20,557       7.10
    Held to maturity.................     3,539,920      63,841      7.21       3,854,380     69,050       7.17
  Investment securities
   available for sale................       271,666       4,719      6.95         349,246      5,772       6.61
  Other interest-earning
   assets(2).........................       302,464       5,070      6.70         334,182      5,478       6.56
                                        -----------   ---------               -----------   --------
     Total interest-earning assets...    13,524,635     255,793      7.57      12,586,336    243,048       7.72
                                                      ---------                             --------
  Allowance for loan losses..........       (65,899)                              (65,987)
  Noninterest-earning assets(3)......       490,542                               418,788
                                        -----------                           -----------
       Total assets..................  $ 13,949,278                          $ 12,939,137
                                        ===========                           ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    857,208       2,381      1.13   $     696,499      2,302       1.32
    Savings accounts.................       853,524       4,805      2.28         980,169      5,852       2.39
    Money market accounts............     1,353,582      11,815      3.54         851,571      6,869       3.23
    Certificates of deposit..........     4,748,344      66,043      5.64       4,436,971     64,505       5.82
                                        -----------   ---------               -----------   --------
      Total deposits.................     7,812,658      85,044      4.41       6,965,210     79,528       4.57
                                        -----------   ---------               -----------   --------
  FHLB advances......................     3,131,005      44,926      5.79       3,185,989     45,127       5.67
  Other borrowings...................     1,904,506      28,297      5.94       1,729,222     26,391       6.10
                                        -----------   ---------               -----------   --------
     Total borrowings................     5,035,511      73,223      5.85       4,915,211     71,518       5.82
                                        -----------   ---------               -----------   --------
     Total interest-bearing
      liabilities....................    12,848,169     158,267      4.98      11,880,421    151,046       5.09
                                                      ---------                             --------
  Non interest-bearing liabilities...       156,742                               163,733
                                        -----------                           -----------
     Total liabilities...............    13,004,911                            12,044,154
Shareholders' equity.................       944,367                               894,983
                                        -----------                           -----------
     Total liabilities and
      shareholders' equity...........  $ 13,949,278                         $  12,939,137
                                        ===========                           ===========
Net interest income..................                $   97,526                            $  92,002
                                                      =========                             ========
Interest rate spread.................                                2.59                                  2.63
Net yield on average interest-
 earning assets(5)...................                                2.88                                  2.92
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              105.27%                               105.94%

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

RATE/VOLUME ANALYSIS (Figure 4)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------
                                                                                             1997 V. 1996
                                                                                 ----------------------------------
                                                                                 INCREASE (DECREASE) DUE TO
                                                                                 -------------------------
                                                                                    RATE       VOLUME      TOTAL
                                                                                    ----       ------      -----
                                                                                        (DOLLARS IN THOUSANDS)

Interest income:
  Loans and leases............................................................... $ (6,090)     27,881     21,791
  Mortgage-backed securities:
    Available for sale...........................................................   (1,087)     (1,289)    (2,376)
    Held to maturity.............................................................      465      (5,674)    (5,209)
  Investment securities available for sale.......................................      315      (1,368)    (1,053)
  Other interest-earning assets..................................................      127        (535)      (408)
                                                                                   -------     -------    -------
     Total.......................................................................   (6,270)     19,015     12,745
Interest expense:
  Checking accounts..............................................................     (185)        264         79
  Savings accounts...............................................................     (324)       (723)    (1,047)
  Money market accounts..........................................................      612       4,334      4,946
  Certificates of deposit........................................................   (2,569)      4,107      1,538
  Federal Home Loan Bank advances................................................    1,635      (1,836)      (201)
  Other borrowings...............................................................     (463)      2,369      1,906
                                                                                   -------     -------    -------
     Total.......................................................................   (1,294)      8,515      7,221
                                                                                   -------     -------    -------
Change in net interest income.................................................... $ (4,976)     10,500      5,524
                                                                                   =======     =======    =======

Net interest income for the first quarter of 1997 was $97.5 million, a $5.5 million, or 6.0%, increase over net interest income for the first quarter of 1996. Net interest income increased primarily due to growth in interest-earning assets, mainly loans and leases, since the first quarter of 1996. Due to high volumes of loan and lease originations in 1996 and the first quarter of 1997, the average balance of loans and leases was $1.4 billion higher during the first three months of 1997 as compared to the first quarter of 1996. This increase in the balance of loans and leases caused interest income to increase by $27.9 million. Overall, average interest-earning assets in the first quarter of 1997 were $938.3 million higher than in the first quarter of 1996. The decrease in the remaining components of interest-earning assets helped fund the loan and lease growth. The other balances were $498.6 million lower in the first quarter of 1997 which caused interest income to decrease by $8.9 million, partially offsetting the increase in interest income created by the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities. The average balance of interest-bearing liabilities, primarily savings deposits as a result of the First Nationwide branch and deposit acquisition at June 28, 1996, was $967.7 million higher in the first quarter of 1997 as compared to the same period in 1996. This caused interest expense to increase by $8.5 million. Overall the volume changes in interest-earning assets and interest-bearing liabilities resulted in an increase of $10.5 million in net interest income as the interest rate spread for the first three months of 1997 was 2.59%, four basis points lower than the interest rate spread of 2.63% during the first quarter of 1996. The net yield on interest earning assets also declined by four basis points to 2.88% during the first three months of 1997. New loan and lease volumes were added at yields lower than the average portfolio yield, primarily due to an increase in adjustable rate loan production. This was the primary reason the yield on interest-earning assets declined by 15 basis points to 7.57% during the first three months of 1997. The average cost of interest-bearing liabilities declined by 11 basis points to 4.98% for the first quarter of 1997 as compared to 5.09% for the first quarter of 1996. The four basis point decline in the interest rate spread caused net interest income to decrease by $5.5 million.

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

FINANCIAL CONDITION (Figure 8)

                                                       MARCH 31, 1997                     DECEMBER 31, 1996
                                                   ----------------------               ---------------------
                                                                   PERCENT                             PERCENT
                                                                     OF                                  OF
                                                     AMOUNT        TOTAL                  AMOUNT       TOTAL
                                                   -----------     ------               -----------    ------
                                                                     (DOLLARS IN THOUSANDS)


Assets:
  Cash and cash equivalents.....................  $    168,357        1.2%             $    270,304       1.9%
  Investment securities.........................       281,448        2.0                   243,632       1.8
  Mortgage-backed securities....................     4,564,928       32.5                 4,704,074      33.9
  Loans and leases, net.........................     8,472,041       60.4                 8,100,342      58.3
  Other assets..................................       544,814        3.9                   575,489       4.1
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,031,588      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======

Liabilities:
  Deposits......................................  $  7,839,479       55.9%             $  7,841,197      56.4%
  Borrowings....................................     5,028,856       35.8                 4,955,291      35.7
  Other liabilities.............................       217,486        1.6                   175,629       1.3
  Shareholders' equity..........................       945,767        6.7                   921,724       6.6
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,031,588      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======


OVERVIEW

At March 31, 1997, total assets were $14.0 billion which was $137.7 million higher than at December 31, 1996. This increase was primarily the result of increases in the balances of loans and leases. The loan and lease portfolio grew by $371.7 million to $8.5 billion at March 31, 1997, funded by reductions of cash and cash equivalents and mortgage-backed securities along with increased borrowing levels. The Company's loan and lease portfolio is growing due to the Bank's ability to originate new loans and leases at levels that exceed repayments as illustrated in Figure 10.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 9)

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
                                                                                ========             =========



MORTGAGE-BACKED SECURITIES (AS RESTATED)

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at March 31, 1997 and December 31, 1996. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)

                                                                                 MARCH 31, 1997   DECEMBER 31, 1996
                                                                                 ---------------  -----------------
                                                                                      (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC....................................................................   $    12,544            13,335
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC....................................................................       349,947           350,158
      FNMA.....................................................................       264,363           264,682
    Private issues.............................................................       442,976           442,530
                                                                                   ----------        ----------
      Total mortgage-backed securities available for sale......................     1,069,830         1,070,705
                                                                                   ----------        ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA.....................................................................     1,196,220         1,246,398
      FHLMC....................................................................       595,308           636,228
      GNMA.....................................................................       181,105           188,057
    Private issues.............................................................       391,886           407,564
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA.....................................................................       162,522           162,646
      FHLMC....................................................................        82,322            82,433
    Private issues.............................................................       885,735           910,043
                                                                                   ----------        ----------
        Total mortgage-backed securities held to maturity......................     3,495,098         3,633,369
                                                                                   ----------        ----------
           Total............................................................... $   4,564,928         4,704,074
                                                                                   ==========        ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)

                                                              MARCH 31, 1997                 DECEMBER 31, 1996
                                                        --------------------------       -------------------------
                                                           BOOK        AVERAGE              BOOK       AVERAGE
                                                           VALUE        RATE                VALUE        RATE
                                                        -----------    -------           -----------   --------
                                                                          (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations..............  $  1,056,344       6.86%         $  1,056,087       6.94%
                                                        -----------                      -----------
      Total adjustable rate..........................     1,056,344       6.86             1,056,087       6.94
                                                        -----------                      -----------
  Fixed rate:
    Participation certificates.......................        12,544       6.03                13,335       6.03
    Collateralized mortgage obligations..............           942       5.09                 1,283       5.09
                                                        -----------                      -----------
      Total fixed rate...............................        13,486       5.96                14,618       5.94
                                                        -----------                      -----------
        Total available for sale.....................     1,069,830       6.85             1,070,705       6.93
                                                        -----------                      -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates.......................       967,345       7.14             1,019,324       7.16
    Collateralized mortgage obligations..............       298,007       7.20               301,866       7.23
                                                        -----------                      -----------
      Total adjustable rate..........................     1,265,352       7.16             1,321,190       7.18
                                                        -----------                      -----------
  Fixed rate:
    Participation certificates.......................     1,397,173       7.50             1,458,923       7.51
    Collateralized mortgage obligations..............       832,573       7.15               853,256       7.15
                                                        -----------                      -----------
      Total fixed rate...............................     2,229,746       7.37             2,312,179       7.38
                                                        -----------                      -----------
        Total held to maturity.......................     3,495,098       7.29             3,633,369       7.31
                                                        -----------                      -----------
          Total mortgage-backed securities...........  $  4,564,928       7.19%         $  4,704,074       7.22%
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
                                                                                     (DOLLARS IN THOUSANDS)

                                                                                                  ----

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

COMPOSITION OF DEPOSITS (Figure 17)

                                                      MARCH 31, 1997                      DECEMBER 31, 1996
                                             ---------------------------------    ---------------------------------
                                                           WEIGHTED   PERCENT                  WEIGHTED    PERCENT
                                                           AVERAGE       OF                     AVERAGE       OF
                                               AMOUNT        RATE      TOTAL        AMOUNT       RATE       TOTAL
                                               ------        ----      -----        ------       ----       -----
                                                                     (DOLLARS IN THOUSANDS)

Checking accounts:
  Interest-bearing........................  $    565,553     1.74%      7.21%    $    558,753     1.86%      7.13%
  Noninterest-bearing.....................       324,289        -       4.14          300,685        -       3.83
Savings accounts..........................       843,063     2.23      10.76          868,361     2.42      11.08
Money market accounts.....................     1,365,418     3.46      17.42        1,344,973     3.52      17.16
Certificates of deposit...................     4,739,293     5.85      60.47        4,766,369     5.85      60.80
                                             -----------              ------      -----------              ------
    Deposits..............................     7,837,616     4.51      100.0%       7,839,141     4.56      100.0%
                                                                      ======                               ======
Plus unamortized premium
 on deposits purchased....................         1,863                                2,056
                                             -----------                          -----------
     Deposits, net........................  $  7,839,479                         $  7,841,197
                                             ===========                          ===========
Weighted average cost
 including the annualized
 effect of applicable swaps,
 floors, and amortization
 of deferred gains on
 terminated swaps.........................                   4.42%                                4.48%
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

The cost (benefit) of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 21)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                          1997         1996
                                                          ----         ----
                                                       (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits..........................................    $(3,800)        (916)
  FHLB advances.....................................        257          499
  Reverse repurchase agreements.....................       (308)        (636)
                                                         ------       ------
    Total...........................................    $(3,851)      (1,053)
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

                            CHARTER ONE FINANCIAL, INC.

Date:  May 8, 1997          /s/ Robert J. Vana
                            ----------------------------------------------------
                            Robert J. Vana
                            Chief Corporate Counsel and Secretary


Date:  May 8, 1997          /s/ Richard W. Neu
                            ----------------------------------------------------

                            Richard W. Neu
                            Executive Vice President and Chief Financial Officer