Form 10-Q
period 1997-06-30
CHARTER ONE FINANCIAL INC
filed 1997-08-11
CIK 819692

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

                  For the quarterly period ended June 30, 1997

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

         The number of shares outstanding of the registrant's sole class of common stock as of August 4, 1997 was 46,221,061.


================================================================================

                                TABLE OF CONTENTS



  ITEM
 NUMBER                                                                    PAGE
---------                                                                 -----
                         PART I - FINANCIAL INFORMATION

  1.     Financial Statements

           Consolidated Statements of Financial Condition --
             June 30, 1997 and December 31, 1996.........................    1

           Consolidated Statements of Income --
             Three and six months ended June 30, 1997 and 1996...........    2

           Consolidated Statement of Changes in Shareholders' Equity --
             Six months ended June 30, 1997..............................    3

           Consolidated Statements of Cash Flows --
             Six months ended June 30, 1997 and 1996.....................    4

           Notes to Consolidated Financial Statements....................    5

  2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    7


                           PART II - OTHER INFORMATION

  5.     Other Information...............................................   26

  6.     Exhibits and Reports on Form 8-K................................   26


Signatures...............................................................   27

                          PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                        JUNE 30, 1997       DECEMBER 31, 1996
                                                                       ---------------      ------------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          ASSETS
Cash and deposits with banks.......................................... $     120,378                152,301
Federal funds sold and other..........................................        85,000                118,003
                                                                        ------------           ------------
     Total cash and cash equivalents..................................       205,378                270,304
Investment securities available for sale, at fair value...............       359,880                243,632
Mortgage-backed securities:
  Available for sale, at fair value...................................     1,071,230              1,070,705
  Held to maturity (fair value of $3,381,893 and $3,652,547)..........     3,341,684              3,633,369
Loans and leases, net.................................................     9,015,824              8,100,342
Federal Home Loan Bank stock..........................................       235,686                215,815
Premises and equipment................................................       120,749                114,145
Accrued interest receivable...........................................        83,207                 77,193
Equipment on operating leases.........................................        16,954                 22,599
Real estate owned.....................................................         5,196                  7,337
Goodwill..............................................................        62,163                 64,496
Other assets..........................................................        42,127                 73,904
                                                                        ------------           ------------
     Total assets..................................................... $  14,560,078             13,893,841
                                                                        ============           ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts................................................... $     899,042                859,438
  Money market accounts...............................................     1,344,987              1,344,973
  Savings accounts....................................................       827,404                868,361
  Certificates of deposit.............................................     4,706,142              4,768,425
                                                                        ------------           ------------
     Total deposits...................................................     7,777,575              7,841,197
Federal Home Loan Bank advances.......................................     3,648,416              3,194,333
Reverse repurchase agreements.........................................     1,698,990              1,549,778
Other borrowings......................................................       212,761                211,180
Advance payments by borrowers for taxes and insurance.................        51,944                 39,346
Accrued interest payable..............................................        41,870                 35,298
Accrued expenses and other liabilities................................       154,911                100,985
                                                                        ------------           ------------
     Total liabilities................................................    13,586,467             12,972,117
                                                                        ------------           ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued...........................................             -                      -
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; 47,472,486 shares issued..............................           475                    475
  Additional paid-in capital..........................................       321,991                321,991
  Retained earnings...................................................       698,011                637,356
  Less 1,286,520 and 1,029,763 shares of common stock held in
    treasury at cost..................................................       (52,726)               (39,615)
  Net unrealized gain on securities, net of tax expense
    of $3,158 and $812................................................         5,860                  1,517
                                                                        ------------           ------------
         Total shareholders' equity...................................       973,611                921,724
                                                                        ------------           ------------
         Total liabilities and shareholders' equity................... $  14,560,078             13,893,841
                                                                        ============           ============

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                          --------------------------   --------------------------
                                                              1997          1996          1997           1996
                                                              ----          ----          ----           ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases.....................................  $     171,976       150,144       335,958        292,335
  Mortgage-backed securities:
    Available for sale.................................         18,556        19,352        36,737         39,909
    Held to maturity...................................         61,299        72,266       125,140        141,316
  Investment securities available for sale.............          5,629         5,278        10,348         11,050
  Other interest-earning assets........................          5,424         4,640        10,494         10,118
                                                          ------------  ------------   -----------   ------------
     Total interest income.............................        262,884       251,680       518,677        494,728
                                                          ------------  ------------   -----------   ------------
INTEREST EXPENSE:
  Deposits.............................................         85,924        76,269       170,968        155,797
  Federal Home Loan Bank advances......................         50,129        45,990        95,055         91,117
  Other borrowings.....................................         28,864        30,514        57,161         56,905
                                                          ------------  ------------   -----------   ------------
     Total interest expense............................        164,917       152,773       323,184        303,819
                                                          ------------  ------------   -----------   ------------
     Net interest income...............................         97,967        98,907       195,493        190,909
Provision for loan and lease losses....................            260         1,000           480          2,000
                                                          ------------  ------------   -----------   ------------
     Net interest income after provision
       for loan and lease losses.......................         97,707        97,907       195,013        188,909
                                                          ------------  ------------   -----------   ------------
OTHER INCOME:
  Loan servicing fees..................................          2,792         2,763         5,366          5,022
  Service fees and other charges.......................         12,987         8,235        23,307         15,194
  Leasing operations...................................          1,445         1,719         3,533          3,507
  Net gains (losses):
    Loans..............................................            316           121           439            311
    Mortgage-backed securities.........................              -          (339)            -           (282)
    Investment securities..............................              -        (2,025)            -         (2,025)
    Other gains........................................             15           128           (21)           458
  Other................................................            332           (37)          444            219
                                                          ------------  ------------   -----------   ------------
     Total other income................................         17,887        10,565        33,068         22,404
                                                          ------------  ------------   -----------   ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits...................         23,359        22,613        47,419         44,650
  Net occupancy and equipment..........................          7,449         6,380        14,782         12,784
  Federal deposit insurance premiums...................          1,292         4,094         2,551          8,083
  Amortization of goodwill.............................          1,114           190         2,227            379
  Other administrative expenses........................         14,114        12,787        27,046         24,751
                                                          ------------  ------------   -----------   ------------
     Total administrative expenses.....................         47,328        46,064        94,025         90,647
                                                          ------------  ------------   -----------   ------------
Income before federal income taxes.....................         68,266        62,408       134,056        120,666
Federal income taxes...................................         22,535        21,038        44,239         40,846
                                                          ------------  ------------   -----------   ------------
     Net income........................................  $      45,731        41,370        89,817         79,820
                                                          ============  ============   ===========   ============

Primary earnings per common and common equivalent
  share(1).............................................  $         .96           .86          1.89           1.65
                                                          ============  ============   ===========   ============

Average common and common equivalent
  shares outstanding(1)................................     47,501,523    48,343,411    47,563,623     48,302,064
                                                          ============  ============   ===========   ============

Cash dividends declared per share(1)...................  $         .25           .21           .48            .40
                                                          ============  ============   ===========   ============

---------------------------

(1) Restated to reflect the 5% stock dividend issued September 30, 1996.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                                    TOTAL
                                             ADDITIONAL                           NET UNREALIZED    SHARE-
                                   COMMON     PAID-IN    RETAINED      TREASURY       GAIN         HOLDERS'
                                    STOCK     CAPITAL    EARNINGS       STOCK     ON SECURITIES     EQUITY
                                  ---------  ---------   ---------     --------   -------------    ---------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance, January 1, 1997........ $   475     321,991     637,356      (39,615)        1,517        921,724
  Purchase of 535,000 shares
    of treasury stock...........       -           -           -      (23,999)            -        (23,999)
  Treasury stock reissued in
    connection with stock
    options exercised, 278,243
    shares......................       -           -      (6,955)      10,888             -          3,933
  Dividends paid ($.48
    per share)..................       -           -     (22,207)           -             -        (22,207)
  Change in net unrealized gain
    on securities, net of tax
    expense.....................       -           -           -            -         4,343          4,343
  Net income....................       -           -      89,817            -             -         89,817
                                    ----   ---------   ---------     --------        ------      ---------
Balance, June 30, 1997.......... $   475     321,991     698,011      (52,726)        5,860        973,611
                                    ====   =========   =========     ========        ======      =========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                           1997          1996
                                                                                           ----          ----
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................................  $    89,817         79,820
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses..............................................          480          2,000
    Net gains (losses)...............................................................         (418)         1,538
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net..................................       14,471          7,305
    Origination of real estate loans held for sale...................................      (17,777)       (17,467)
    Proceeds from sale of loans held for sale........................................       18,216         17,778
    Other............................................................................       80,630         30,876
                                                                                        ----------    -----------
      Net cash provided by operating activities......................................      185,419        121,850
                                                                                        ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases........................................     (913,864)    (1,023,020)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity......................................      291,992        423,325
    Mortgage-backed securities available for sale....................................        3,642         10,061
    Investment securities available for sale.........................................       10,166        123,238
  Sales of mortgage-backed securities available for sale.............................            -        323,662
  Sales of investment securities available for sale..................................            -         77,975
  Purchases of:
    Mortgage-backed securities held to maturity......................................            -       (569,577)
    Investment securities available for sale.........................................     (126,000)      (141,525)
    Federal Home Loan Bank stock.....................................................      (15,391)       (15,819)
    Equipment on operating lease.....................................................       (3,201)        (4,570)
  Net cash and cash equivalents received in connection with branch acquisition.......            -        731,170
  Other..............................................................................       (9,576)        (3,758)
                                                                                        ----------    -----------
    Net cash used in investing activities............................................     (762,232)       (68,838)
                                                                                        ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings...................................      249,144       (741,954)
  Proceeds from long-term borrowings.................................................    1,059,845      2,161,133
  Repayments of long-term borrowings.................................................     (704,143)    (1,879,735)
  Increase (decrease) in deposits....................................................      (63,284)         8,638
  Increase in advance payments by borrowers for taxes and
   insurance.........................................................................       12,598         18,048
  Payment of dividends on common stock...............................................      (22,207)       (19,380)
  Purchase of treasury stock, net of options exercised...............................      (20,066)       (11,166)
  Common shares issued...............................................................            -          1,331
                                                                                        ----------    -----------
Net cash provided by (used in) financing activities..................................      511,887       (463,085)
                                                                                        ----------    -----------
Net decrease in cash and cash equivalents............................................      (64,926)      (410,073)
Cash and cash equivalents, beginning of the period...................................      270,304        658,371
                                                                                        ----------    -----------
Cash and cash equivalents, end of the period.........................................  $   205,378        248,298
                                                                                        ==========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings..................................  $   316,950        326,291
  Cash paid for income taxes.........................................................       25,000         29,000
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned..........................................        1,130          1,192
  Loans exchanged for mortgage-backed securities.....................................            -        510,435

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

2. In April 1997, the boards of directors of Charter One Financial, Inc. and Haverfield Corporation, the holding company of Home Bank, F.S.B. entered into a definitive agreement to merge in a stock-for-stock exchange. Home Bank, headquartered in Cleveland, Ohio, is a federally chartered savings and loan with $346 million in assets ($271 million in deposits) and 10 branch offices throughout the Cleveland area.

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

3. In May 1997, the boards of directors of Charter One Financial, Inc. and RCSB Financial, Inc., the holding company of Rochester Community Savings Bank, entered into a definitive agreement to enter into a strategic alliance through a stock-for-stock exchange. Rochester Community Savings Bank, headquartered in Rochester, New York, is a state-chartered savings bank with $4 billion in assets ($2.4 billion in deposits) and 38 branch offices in Rochester and Buffalo.

     Terms of the agreement call for a tax-free exchange of shares at a fixed exchange ratio of .91 shares in Charter One common stock for each of RCSB's common shares. Based on current RCSB shares, it is expected that approximately 13.6 million new shares of Charter One stock will be issued in conjunction with the merger, bringing the initial value of the transaction to $635 million and the pro forma market capitalization of the combined company to $2.9 billion. The merger, which would be accounted for as a purchase, is expected to close in the fourth quarter of 1997. Already approved by the boards of directors of both companies, the transaction requires the approvals of the Office of Thrift Supervision and each company's shareholders. In addition, RCSB has granted Charter One an option to purchase shares equal to 19.9% of RCSB's outstanding common stock under certain conditions.

4. On January 1, 1997 the Company adopted SFAS No. 125. SFAS No. 125 amends portions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations. The FASB has recently issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," that defers the effective date of certain provisions of SFAS No. 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending, and similar transactions until after December 31, 1997. Management has not completed the process of evaluating this statement and therefore has not determined the impact, if any, that adopting this statement will have on the financial position and results of operations.

5. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

     The following presentation illustrates pro forma basic and diluted earnings per share based on the provisions of SFAS No. 128:


                                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------  --------------------------
                                                           1997           1996          1997           1996
                                                           ----           ----          ----           ----
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Weighted average number of common shares
      outstanding used in basic earnings
      per share calculation..........................    46,215,423     47,349,145    46,269,971     47,314,545
     Add common stock equivalents for shares
      issuable under Stock Option Plan(1)............     1,236,955        946,475     1,244,491        938,838
                                                        -----------   ------------   -----------    -----------
     Weighted average number of shares
      outstanding adjusted for common stock
      equivalent.....................................    47,452,378     48,295,620    47,514,462     48,253,383
                                                        ===========   ============   ===========    ===========

     Net income......................................  $     45,731         41,370        89,817         79,820

     Basic earnings per share........................           .99            .87          1.94           1.69

     Diluted earnings per share......................           .96            .86          1.89           1.65

     Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" is contained in
     Exhibit 11.

     ---------------------------

     (1) Additional shares issuable were derived under the "treasury stock method" using the average market price during the period.


6. In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, "Omnibus Opinion-1966," and No. 15, "Earnings Per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. This statement is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47 and, therefore, is not expected to have a significant impact on the financial condition or results of operations of the Company.

7. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

8. Certain items in the consolidated financial statements for 1996 have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings and loan holding company incorporated in Delaware and is the parent company of Charter Michigan Bancorp, Inc. which owns all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"), a federally chartered stock savings bank headquartered in Cleveland, Ohio. The bank has 175 branch locations: 95 branches in Ohio operating under the name Charter One Bank and 80 branches in Michigan under the name First Federal of Michigan ("First Federal").


RESULTS OF OPERATIONS


PERFORMANCE OVERVIEW

The Company reported net income of $45.7 million, or $0.96 per share, for the three months ended June 30, 1997. This was a $4.4 million, or 10.5% increase over the net income for the second quarter of 1997 which was $41.4 million, or $0.86 per share. The primary reason for this improvement was due to a $4.8 million, or 57.7%, increase in service fees and other charges. In addition, the Company experienced increases in gains on sale and lower deposit insurance premium expense which was partially offset by increases in administrative expenses.

Net income for the six months ended June 30, 1997 was $89.8 million, or $1.89 per share, as compared to $79.8 million, or $1.65 per share, for the 1996 period. This $10.0 million, or 12.5%, increase in net income was primarily attributable to increases in recurring fee income, net interest income and lower deposit insurance premiums which were partially offset by increases in administrative expenses.

QUARTERLY EARNINGS SUMMARY (Figure 1)


                                                                              THREE MONTHS ENDED
                                                            -------------------------------------------------------
                                                            6/30/97    3/31/97    12/31/96   9/30/96    6/30/96
                                                            -------    -------    -------    -------    -------
                                                                            (DOLLARS IN THOUSANDS)
Net interest income.....................................   $ 97,967     97,526     95,304     97,179     98,907
Provision for loan and lease losses.....................       (260)      (220)    (1,000)    (1,001)    (1,000)
Other income, excluding
  gains and losses......................................     17,556     15,094     16,257     15,046     12,680
Administrative expenses, excluding
  the SAIF assessment...................................    (47,328)   (46,697)   (49,234)   (47,885)   (46,064)
                                                            -------    -------    -------    -------    -------
    Pretax core earnings................................     67,935     65,703     61,327     63,339     64,523
Gains and losses, net...................................        331         87      3,502        (71)    (2,115)
Federal deposit insurance special
  assessment............................................          -          -          -    (56,258)         -
                                                            -------    -------    -------    -------    -------
    Income before federal income taxes..................     68,266     65,790     64,829      7,010     62,408
Federal income taxes....................................     22,535     21,704     21,958      1,979     21,038
                                                            -------    -------    -------    -------    -------
  Net income............................................   $ 45,731     44,086     42,871      5,031     41,370
                                                            =======    =======    =======    =======    =======

Primary earnings per common and common
  equivalent share......................................   $    .96        .93        .90        .11        .86
                                                            =======    =======    =======    =======    =======

The increase in earnings in the second quarter of 1997 contributed to an 18.85% annualized return on average equity and a 1.28% annualized return on average assets. This compares to second quarter 1996 annualized returns of 17.80% and 1.22%, respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)


                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       ------------------    ------------------
                                                                       6/30/97    6/30/96    6/30/97    6/30/96
                                                                       -------    -------    -------    -------
Annualized returns:
  Return on average assets.........................................       1.28%      1.22%      1.27%      1.21%
  Return on average equity.........................................      18.85      17.80      18.61      17.55
  Average equity to average assets.................................       6.79       6.88       6.84       6.87

Annualized operating ratios:
  Net interest income to administrative expenses...................     207.00     214.72     207.92     210.61
  Administrative expenses to average assets........................       1.32       1.36       1.33       1.37
  Efficiency ratio.................................................      40.00      41.11      40.24      42.01


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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)


                                                               THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $  8,792,803  $  171,976      7.83%  $  7,403,685  $  150,144       8.11%
  Mortgage-backed securities:
    Available for sale...............     1,079,308      18,556      6.88      1,126,842      19,352       6.87
    Held to maturity.................     3,397,791      61,299      7.22      4,010,236      72,266       7.21
  Investment securities
   available for sale................       321,973       5,629      6.99        329,382       5,278       6.41
  Other interest-earning
   assets(2).........................       312,053       5,424      6.88        283,354       4,640       6.55
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    13,903,928     262,884      7.56     13,153,499     251,680       7.65
                                                      ---------                            ---------
  Allowance for loan losses..........       (65,841)                             (65,576)
  Noninterest-earning assets(3)......       451,453                              436,940
                                        -----------                          -----------
       Total assets..................  $ 14,289,540                         $ 13,524,863
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    890,782       2,460      1.11   $    746,249       2,381       1.28
    Savings accounts.................       836,019       4,695      2.25        881,037       5,358       2.43
    Money market accounts............     1,360,903      11,600      3.42        968,655       7,451       3.08
    Certificates of deposit..........     4,686,807      67,169      5.75      4,391,378      61,079       5.56
                                        -----------   ---------              -----------   ---------
      Total deposits.................     7,774,511      85,924      4.43      6,987,319      76,269       4.37
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     3,452,866      50,129      5.80      3,301,927      45,990       5.57
  Other borrowings...................     1,883,821      28,864      6.07      2,135,279      30,514       5.72
                                        -----------   ---------              -----------   ---------
     Total borrowings................     5,336,687      78,993      5.90      5,437,206      76,504       5.63
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    13,111,198     164,917      5.03     12,424,525     152,773       4.92
                                                      ---------                            ---------
  Non interest-bearing liabilities...       208,005                              170,463
                                        -----------                          -----------
     Total liabilities...............    13,319,203                           12,594,988
Shareholders' equity.................       970,337                              929,875
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 14,289,540                         $ 13,524,863
                                        ===========                          ===========
Net interest income..................                $   97,967                           $   98,907
                                                      =========                            =========
Interest rate spread.................                                2.53                                  2.73
Net yield on average interest-
 earning assets(5)...................                                2.82                                  3.01
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              106.05%                               105.87%

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



                                                                SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $  8,562,410  $  335,958      7.86%  $  7,147,407  $  292,335       8.18%
  Mortgage-backed securities:
    Available for sale...............     1,080,936      36,737      6.80      1,144,080      39,909       6.98
    Held to maturity.................     3,468,466     125,140      7.22      3,930,349     141,316       7.19
  Investment securities
   available for sale................       296,958      10,348      6.97        339,309      11,050       6.51
  Other interest-earning
   assets(2).........................       307,285      10,494      6.79        308,768      10,118       6.55
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    13,716,055     518,677      7.57     12,869,913     494,728       7.69
                                                      ---------                            ---------
  Allowance for loan losses..........       (65,869)                             (65,781)
  Noninterest-earning assets(3)......       470,889                              427,864
                                        -----------                          -----------
       Total assets..................  $ 14,121,075                         $ 13,231,996
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    874,088       4,841      1.12   $    721,374       4,683       1.30
    Savings accounts.................       844,723       9,500      2.27        930,603      11,210       2.41
    Money market accounts............     1,357,263      23,415      3.48        910,113      14,320       3.15
    Certificates of deposit..........     4,717,405     133,212      5.69      4,414,175     125,584       5.69
                                        -----------   ---------              -----------   ---------
      Total deposits.................     7,793,479     170,968      4.42      6,976,265     155,797       4.47
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     3,292,825      95,055      5.79      3,243,958      91,117       5.62
  Other borrowings...................     1,894,106      57,161      6.01      1,932,251      56,905       5.89
                                        -----------   ---------              -----------   ---------
     Total borrowings................     5,186,931     152,216      5.87      5,176,209     148,022       5.72
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    12,980,410     323,184      5.00     12,152,474     303,819       5.00
                                                      ---------                            ---------
  Non interest-bearing liabilities...       175,411                              169,959
                                        -----------                          -----------
     Total liabilities...............    13,155,821                           12,322,433
Shareholders' equity.................       965,254                              909,563
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 14,121,075                         $ 13,231,996
                                        ===========                          ===========
Net interest income..................                $  195,493                           $  190,909
                                                      =========                            =========
Interest rate spread.................                                2.57                                  2.69
Net yield on average interest-
 earning assets(5)...................                                2.85                                  2.97
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              105.67%                               105.90%

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

RATE/VOLUME ANALYSIS (Figure 4)


                                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------    -----------------------------------
                                                   1997 V. 1996                           1997 V. 1996
                                       ------------------------------------    -----------------------------------
                                       INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                       --------------------------              --------------------------
                                         RATE        VOLUME        TOTAL         RATE        VOLUME       TOTAL
                                         ----        ------        -----         ----        ------       -----
                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases..................  $  (5,228)      27,060       21,832       (11,413)      55,036       43,623
  Mortgage-backed
   securities:
    Available for sale..............         21         (817)        (796)       (1,008)      (2,164)      (3,172)
    Held to maturity................         82      (11,049)     (10,967)          490      (16,666)     (16,176)
  Investment securities
   available for sale...............        466         (115)         351           898       (1,600)        (702)
  Other interest-earning
   assets...........................        295          489          784           424          (48)         376
                                       --------     --------      -------      --------     --------     --------
      Total.........................     (4,364)      15,568       11,204       (10,609)      34,558       23,949
                                       --------     --------      -------      --------     --------     --------
Interest expense:
  Checking accounts.................       (180)         259           79          (369)         527          158
  Savings accounts..................       (399)        (264)        (663)         (719)        (991)      (1,710)
  Money market accounts.............        877        3,272        4,149         1,503        7,592        9,095
  Certificates of deposit...........      1,898        4,192        6,090          (936)       8,564        7,628
  Federal Home Loan
   Bank advances ...................      1,543        2,596        4,139         2,546        1,392        3,938
  Other borrowings..................      2,032       (3,682)      (1,650)        1,371       (1,115)         256
                                       --------     --------      -------      --------     --------     --------
      Total.........................      5,771        6,373       12,144         3,396       15,969       19,365
                                       --------     --------      -------      --------     --------     --------
Change in net interest
 income.............................  $ (10,135)       9,195         (940)      (14,005)      18,589        4,584
                                       ========     ========      =======      ========     ========     ========

Net interest income for the second quarter of 1997 was $98.0 million, a decrease of $940,000 or 1.0%, as compared to the second quarter of 1996. The primary reason for this decrease was due to a narrowing of interest rate spreads. The yield on interest-earning assets decreased to 7.56% for the three months ended June 30, 1997 as compared to 7.65% for the second quarter of 1996, primarily due to the decline in the yield on loans. New loan volumes were at lower rates than the average yield on the loan portfolio due to lower market interest rates and increases in variable rate loan production. The cost of the interest-bearing liabilities was 11 basis points higher in the second quarter of 1997 as compared to the same period in 1996. The increased cost of interest-bearing liabilities coupled with the decline in the yield on interest-earning assets caused the interest rate spread for the second quarter of 1997 to decline by 20 basis points to 2.53%. The net yield on interest-earning assets declined by nineteen basis points to 2.82% during the second quarter of 1997 as compared to the second quarter of 1996. This decline caused net interest income to decrease by $10.1 million. This decrease was almost entirely offset by higher balances of interest-earning assets and interest-bearing liabilities. The volume increase caused net interest income to increase by $9.2 million. While the yield on interest-earning assets was declining, growth in interest-earning assets, mainly loans and leases, caused interest income to increase by $15.6 million. Due to high volumes of loan and lease originations in the second half of 1996 and the first half of 1997, the average balance of loans and leases was $1.4 billion higher during the second quarter of 1997 than in the same period in 1996. This increase in the average balance of loans was the primary reason the average balance of interest-earning assets in the second quarter of 1997 was $750.4 million higher than in the second quarter of 1996. The decrease in the remaining components of interest-earning assets helped fund the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities. The average balance of interest-bearing liabilities, primarily savings deposits, increased $787.2 million, as a result of the First Nationwide branch and deposit acquisition. On June 28, 1996 the Bank acquired 21 branch offices and $796.7 million in deposits in the Detroit Metropolitan area from First Nationwide Bank.

For the six months ended June 30, 1997, net interest income was $195.5 million, an increase of $4.6 million, or 2.4%, over the comparable period in 1996. This increase was primarily attributable to increased volumes of interest-earning assets and interest-bearing liabilities. Increases in the average balance of loans and leases caused the average balance of interest-earning assets to increase by $846.1 million. The average balance of interest-bearing liabilities increased by $827.9 for the first six months of 1997 as compared to the same period in 1996. This increase was primarily due to increases in the average balance of deposits as a result of the First Nationwide branch and deposit acquisition at June 28, 1996. The increases in the balances of interest-earning assets and interest-bearing liabilities caused net interest income to increase by $18.6 million. This was partially offset by a declining interest rate spread. The interest rate spread was 2.57% for the first six months of 1997 as compared to 2.69% for the first six months of 1996. This caused net interest income to decline by $14.0 million for the first half of 1997 as compared to the same period in 1996. The decline in the interest rate spread was primarily due to the yield on interest-earning assets decreasing by 12 basis points to 7.57%. This decrease was primarily attributable to new loan volumes coming in at rates lower than the average portfolio yield due to lower market interest rates and increased variable-rate loan production.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)


                                                                            JUNE 30, 1997        DECEMBER 31, 1996
                                                                           ---------------       ------------------
                                                                                  (DOLLARS IN THOUSANDS)
Weighted average yield:
  Loans and leases......................................................            7.84%                  7.96%
  Mortgage-backed securities............................................            7.22                   7.22
  Investment securities.................................................            7.00                   6.89
  Other interest-earning assets.........................................            7.23                   7.21
  Total interest-earning assets.........................................            7.61                   7.66

Weighted average cost(1):
  Deposits..............................................................            4.44                   4.48
  Federal Home Loan Bank advances.......................................            5.87                   5.81
  Other borrowings......................................................            6.19                   6.15
  Total interest-bearing liabilities....................................            5.08                   5.04

Interest rate spread....................................................            2.53                   2.62

Net yield on interest-earning assets....................................            2.84                   2.87

Interest-earning assets.................................................     $14,180,673            $13,458,265

---------------------------
(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME (Figure 6)


                                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                             --------------------------    ------------------------
                                                                  1997        1996            1997        1996
                                                                  ----        ----            ----        ----
                                                                             (DOLLARS IN THOUSANDS)

Loan servicing fees........................................     $  2,792       2,763           5,366       5,022
Service fees and other charges:
  Retail deposit account service charges and fees..........        9,840       6,077          17,634      11,653
  Fees on insurance, annuity, and mutual fund sales........        2,561       1,431           4,695       2,167
  Other branch service fees................................          558         624             869       1,164
  Miscellaneous............................................           28         103             109         210
                                                                 -------     -------         -------     -------
    Total..................................................       12,987       8,235          23,307      15,194
Leasing operations.........................................        1,445       1,719           3,533       3,507
Net gains:
  Real estate..............................................          138          47              78         329
  Mortgage-backed securities...............................            -        (339)              -        (282)
  Investment securities....................................            -      (2,025)              -      (2,025)
  Loans....................................................          316         121             439         311
  Other....................................................         (123)         81             (99)        129
                                                                 -------     -------         -------     -------
    Total..................................................          331      (2,115)            418      (1,538)
Other......................................................          332         (37)            444         219
                                                                 -------     -------         -------     -------
     Total.................................................     $ 17,887      10,565          33,068      22,404
                                                                 =======     =======         =======     =======


OTHER INCOME

Other income was $17.9 million for the second quarter of 1997 as compared to $10.6 million for the same period in 1996. This $7.3 million, or 69.3% increase was primarily due to increases in recurring fee income as illustrated in Figure 6 above and due to losses on investment security sales in 1996. Increases in retail deposit account service charges and fees on insurance, annuity and mutual fund sales were the primary reasons that service fees and other charges increased. Retail deposit account service charges, primarily checking account service charges, increased $3.7 million primarily due to increases in the number of checking accounts as a result of the First Nationwide acquisition on June 28, 1996. The Bank acquired over 55,000 additional checking accounts in this acquisition. Fees on insurance, annuity and mutual fund sales increased as a result of expanded operations. The Bank has subsidiaries that increased the scope of their business to include mutual fund sales late in 1995. Those expanded operations together with introducing these products into the Michigan market in early 1996 has resulted in higher fee income during the current quarter as compared to the second quarter of 1996. The sale of investments in the Company's available for sale portfolio in the second quarter of 1996 which resulted in a net loss of $2.0 million was executed to reduce interest rate risk and purchase higher yielding investments.

Other income was $33.1 million for the six months ended June 30, 1997 as compared to $22.4 million for the same period in 1996. This $10.7 million, or 47.6%, increase was also primarily attributable to increases in recurring fee income as illustrated in Figure 6 above and due to losses on investment security sales in 1996. The reasons for these changes are the same as those discussed in the previous paragraph relative to the quarter to quarter comparisons.

ADMINISTRATIVE EXPENSES (Figure 7)


                                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                              --------------------------   ------------------------
                                                                   1997        1996            1997       1996
                                                                   ----        ----            ----       ----
                                                                             (DOLLARS IN THOUSANDS)

Compensation and employee benefits............................  $  23,359      22,613          47,419     44,650
Net occupancy and equipment...................................      7,449       6,380          14,782     12,784
Federal deposit insurance premiums............................      1,292       4,094           2,551      8,083
Amortization of goodwill......................................      1,114         190           2,227        379
Other administrative expenses.................................     14,114      12,787          27,046     24,751
                                                                 --------    --------        --------    -------
  Administrative expenses.....................................  $  47,328      46,064          94,025     90,647
                                                                 ========    ========        ========    =======
Number of full-time equivalent employees
  at end of period............................................      2,626       2,499           2,626      2,499
Net interest income to administrative expenses................     207.00%     214.72%         207.92%    210.61%
Administrative expenses to average assets (annualized)........       1.32%       1.36%           1.33%      1.37%
Efficiency ratio..............................................      40.00%      41.11%          40.24%     42.01%


ADMINISTRATIVE EXPENSES

Administrative expenses were $47.3 million during the second quarter of 1997. This is a $1.3 million, or 2.7%, increase as compared to the second quarter of 1996 which had $46.1 million in administrative expenses. These increases were primarily due to the expansion of the Bank's branch network in 1996 and expanded subsidiary operations. On June 28, 1996 the Bank acquired 21 offices with $796.7 million in deposits from First Nationwide Bank. Four of these offices were closed as a result of overlapping market areas. Also, the Bank expanded subsidiary operations relating to insurance, annuity and mutual fund sales during 1996. The increases were partially offset by a reduction of $2.8 million in the federal deposit insurance premium expense. This reduction was due to the Federal Deposit Insurance Corporation reducing the premium rate to 6.5 basis points per $100 in deposits as a result of the Savings Association Insurance Fund recapitalization in 1996.

Administrative expenses were $94.0 million for the six months ended June 30, 1997. This is a $3.4 million, or 3.7%, increase as compared to the same period in 1996 which had $90.6 million in administrative expenses. These increases were also primarily due to the expansion of the Bank's branch network in 1996 and expanded subsidiary operations partially offset by lower federal deposit insurance premiums. The reasons for these changes are the same as those discussed in the previous paragraph relative to the quarter to quarter comparisons.

While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.32% for the second quarter of 1997 and 1.33% for the first six months of 1997. This compares favorably to the 1996 percentages of 1.36% and 1.37% for the second quarter and for the first six months of 1996, respectively. Also, the Company's efficiency ratio of 40.00% for the second quarter of 1997 and 40.24% for the first six months of 1997 compared favorably to the 41.11% and the 42.01% efficiency ratio during the second quarter and first six months of 1996, respectively. Since efficiency ratios are a calculation of administrative expenses (excluding the amortization of goodwill) divided by net interest income plus recurring fee income, the lower the ratio the better for the Company.


FEDERAL INCOME TAXES

Federal income tax expense was $22.5 million for the three months ending June 30, 1997. This was $1.5 million, or 7.1%, higher than the federal income tax expense during the same period of 1996. This increase was primarily due to a $5.9 million, or 9.4%, increase in pretax income. The effective tax rates were 33.0% for the 1997 period and 33.7% for the 1996 period.

Federal income tax expense was $44.2 million for the six months ended June 30, 1997 an increase of $3.4 million, or 8.3%, as compared to the federal income tax expense of $40.8 million for the six months ended June 30, 1996. This increase was also primarily attributable to a $13.4 million, or 11.1% increase in pretax income. The effective tax rates were 33.0% for the 1997 period and 33.9% for the 1996 period.

FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at June 30, 1997 and December 31, 1996.

FINANCIAL CONDITION (Figure 8)


                                                       JUNE 30, 1997                      DECEMBER 31, 1996
                                                   ----------------------               ---------------------
                                                                   PERCENT                             PERCENT
                                                                     OF                                  OF
                                                     AMOUNT         TOTAL                  AMOUNT       TOTAL
                                                   -----------     ------               -----------    ------
                                                                     (DOLLARS IN THOUSANDS)

Assets:
  Cash and cash equivalents.....................  $    205,378        1.4%             $    270,304       1.9%
  Investment securities.........................       359,880        2.5                   243,632       1.8
  Mortgage-backed securities....................     4,412,914       30.3                 4,704,074      33.9
  Loans and leases, net.........................     9,015,824       61.9                 8,100,342      58.3
  Other assets..................................       566,082        3.9                   575,489       4.1
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,560,078      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======

Liabilities:
  Deposits......................................  $  7,777,575       53.4%             $  7,841,197      56.4%
  Borrowings....................................     5,560,167       38.2                 4,955,291      35.7
  Other liabilities.............................       248,725        1.7                   175,629       1.3
  Shareholders' equity..........................       973,611        6.7                   921,724       6.6
                                                   -----------     ------               -----------    ------
     Total......................................  $ 14,560,078      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======


OVERVIEW

At June 30, 1997, total assets were $14.6 billion which was $660.1 million higher than at December 31, 1996. This increase was primarily the result of increases in the balances of loans and leases. The loan and lease portfolio grew by $915.5 million to $9.0 billion at June 30, 1997, funded by reductions of cash and cash equivalents and mortgage-backed securities along with increased borrowing levels. The Company's loan and lease portfolio is growing due to the Bank's ability to originate new loans and leases at levels that exceed repayments as illustrated in Figure 10.


LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 9)


                                                                 JUNE 30, 1997              DECEMBER 31, 1996
                                                             ---------------------         --------------------
                                                                            PERCENT                       PERCENT
                                                                              OF                           OF
                                                                AMOUNT       TOTAL            AMOUNT       TOTAL
                                                             ----------     ------         ----------     -----
                                                                           (DOLLARS IN THOUSANDS)

Real estate:
  One-to-four family.....................................   $ 6,672,944       74.0%       $ 6,072,927      75.0%
  Multifamily............................................       286,060        3.2            290,195       3.6
  Commercial.............................................       347,417        4.0            348,787       4.4
  Construction...........................................       345,081        3.8            302,405       3.7
                                                             ----------     ------         ----------     -----
     Total real estate...................................     7,651,502       85.0          7,014,314      86.7
Consumer.................................................     1,128,756       12.4            929,204      11.4
Leases...................................................       310,337        3.4            251,133       3.1
Business.................................................       131,189        1.5            100,302       1.2
                                                             ----------     ------         ----------     -----
   Total loans and leases................................     9,221,784      102.3          8,294,953     102.4
Less net items...........................................       205,960        2.3            194,611       2.4
                                                             ----------     ------         ----------     -----
     Loans and leases, net...............................   $ 9,015,824      100.0%       $ 8,100,342     100.0%
                                                             ==========     ======         ==========     =====

LOAN AND LEASE ACTIVITY (Figure 10)


                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------   --------------------------
                                                                1997         1996           1997          1996
                                                                ----         ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS)

Originations:
  Real estate:
    Permanent:
      One-to-four family.................................   $   570,192       784,231        988,530    1,326,599
      Multifamily........................................        12,720         4,570         17,289       20,072
      Commercial.........................................        23,511        37,940         38,091       46,114
                                                             ----------   -----------    -----------   ----------
        Total permanent..................................       606,423       826,741      1,043,910    1,392,785
                                                             ----------   -----------    -----------   ----------
    Construction:
      One-to-four family.................................       117,474       125,082        176,087      172,403
      Multifamily........................................           964           150          2,364          150
      Commercial.........................................         4,300         6,200          9,595        7,200
                                                             ----------   -----------    -----------   ----------
        Total construction...............................       122,738       131,432        188,046      179,753
                                                             ----------   -----------    -----------   ----------
          Total real estate loans originated.............       729,161       958,173      1,231,956    1,572,538
                                                             ----------   -----------    -----------   ----------
    Consumer line of credit draws........................        79,588        43,276        140,198       82,859
    Consumer.............................................       157,668       158,831        249,236      259,922
    Business line of credit draws........................        28,058        18,202         43,834       36,399
    Business.............................................        17,690        16,706         33,351       23,310
    Leases(1)............................................       120,131        37,229        187,731       69,475
                                                             ----------   -----------    -----------   ----------
          Total loans and leases originated..............     1,132,296     1,232,417      1,886,306    2,044,503
                                                             ----------   -----------    -----------   ----------
Sales and principal reductions:
  Loans sold.............................................        10,994         3,299         17,777       17,467
  Loans exchanged for MBS................................             -       510,435              -      510,435
  Principal reductions...................................       542,164       540,718        941,699      974,982
                                                             ----------   -----------    -----------   ----------
        Total sales and principal reductions.............       553,158     1,054,452        959,476    1,502,884
                                                             ----------   -----------    -----------   ----------
          Increase before net items......................   $   579,138       177,965        926,830      541,619
                                                             ==========   ===========    ===========   ==========

---------------------------

(1)  Not included herein are $1.5 and $2.1 million in operating leases originated during the three months ended June 30, 1997 and
     1996, respectively and $3.2 million and $4.1 million for the six months ended June 30, 1997 and 1996.

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both June 30, 1997 and December 31, 1996. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)


                                                                             JUNE 30, 1997      DECEMBER 31, 1996
                                                                            ----------------    ------------------
                                                                                    (DOLLARS IN THOUSANDS)

U.S. Treasury and agency securities....................................        $ 352,869               238,135
Corporate notes and commercial paper...................................            5,868                 4,107
Other..................................................................            1,143                 1,390
                                                                                --------             ---------
  Total................................................................        $ 359,880               243,632
                                                                                ========             =========
  Weighted average rate................................................             7.00%                 6.89%
                                                                                ========             =========



MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at June 30, 1997 and December 31, 1996. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)


                                                                                  JUNE 30, 1997   DECEMBER 31, 1996
                                                                                 ---------------  -----------------
                                                                                      (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC....................................................................   $    11,941            13,335
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC....................................................................       351,195           350,158
      FNMA.....................................................................       264,982           264,682
    Private issues.............................................................       443,112           442,530
                                                                                   ----------        ----------
      Total mortgage-backed securities available for sale......................     1,071,230         1,070,705
                                                                                   ----------        ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA.....................................................................     1,141,586         1,246,398
      FHLMC....................................................................       561,435           636,228
      GNMA.....................................................................       173,552           188,057
    Private issues.............................................................       371,903           407,564
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA.....................................................................       161,687           162,646
      FHLMC....................................................................        81,848            82,433
    Private issues.............................................................       849,673           910,043
                                                                                   ----------        ----------
        Total mortgage-backed securities held to maturity......................     3,341,684         3,633,369
                                                                                   ----------        ----------
           Total............................................................... $   4,412,914         4,704,074
                                                                                   ==========        ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)


                                                               JUNE 30, 1997                 DECEMBER 31, 1996
                                                          ------------------------       -------------------------
                                                            BOOK       AVERAGE              BOOK       AVERAGE
                                                            VALUE       RATE                VALUE        RATE
                                                          ---------    -------           -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations..............    $1,058,695       7.05%         $  1,056,087       6.94%
                                                          ---------                      -----------
      Total adjustable rate..........................     1,058,695       7.05             1,056,087       6.94
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................        11,941       6.03                13,335       6.03
    Collateralized mortgage obligations..............           594       5.09                 1,283       5.09
                                                          ---------                      -----------
      Total fixed rate...............................        12,535       5.98                14,618       5.94
                                                          ---------                      -----------
        Total available for sale.....................     1,071,230       7.03             1,070,705       6.93
                                                          ---------                      -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates.......................       918,221       7.13             1,019,324       7.16
    Collateralized mortgage obligations..............       286,758       7.40               301,866       7.23
                                                          ---------                      -----------
      Total adjustable rate..........................     1,204,979       7.19             1,321,190       7.18
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................     1,330,255       7.45             1,458,923       7.51
    Collateralized mortgage obligations..............       806,450       7.12               853,256       7.15
                                                          ---------                      -----------
      Total fixed rate...............................     2,136,705       7.33             2,312,179       7.38
                                                          ---------                      -----------
        Total held to maturity.......................     3,341,684       7.28             3,633,369       7.31
                                                          ---------                      -----------
          Total mortgage-backed securities...........    $4,412,914       7.22%         $  4,704,074       7.22%
                                                          =========                      ===========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)


                                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                              --------------------------   -----------------------
                                                                   1997       1996             1997       1996
                                                                   ----       ----             ----       ----
                                                                            (DOLLARS IN THOUSANDS)

Balance, beginning of period................................ $    65,833     65,218           65,922     64,436
Provision for loan and lease losses.........................         260      1,000              480      2,000
Loans and leases charged off:
  Mortgage..................................................        (117)      (946)            (343)      (980)
  Consumer..................................................        (116)      (102)            (255)      (417)
  Leases....................................................           -          -                -          -
  Business..................................................          (3)         -              (42)        (1)
                                                                --------    -------          -------    -------
    Total charge-offs.......................................        (236)    (1,048)            (640)    (1,398)
                                                                --------    -------          -------    -------
Recoveries:
  Mortgage..................................................          62         48              131         92
  Consumer..................................................          11         50               37        138
  Leases....................................................           -          -                -          -
  Business..................................................           5          -                5          -
                                                                --------    -------          -------    -------
     Total recoveries.......................................          78         98              173        230
                                                                --------    -------          -------    -------
       Net loan and lease charge-offs.......................        (158)      (950)            (467)    (1,168)
                                                                --------    -------          -------    -------
Balance, end of period...................................... $    65,935     65,268           65,935     65,268
                                                                ========    =======          =======    =======

Net charge-offs to average loans and leases (annualized)             .01%       .05%             .01%       .03%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)


                                                                                 JUNE 30, 1997   DECEMBER 31, 1996
                                                                                 -------------   -----------------
                                                                                      (DOLLARS IN THOUSANDS)

Mortgage.........................................................................   $ 52,921           53,133
Consumer.........................................................................      6,626            6,765
Leases...........................................................................      1,377              977
Business.........................................................................      5,011            5,047
                                                                                     -------         --------
  Total..........................................................................   $ 65,935           65,922
                                                                                     =======         ========

Percent of loans and leases to ending loans and leases:
  Mortgage.......................................................................       82.6%            84.3%
  Consumer.......................................................................       12.6             11.4
  Leases.........................................................................        3.4              3.1
  Business.......................................................................        1.4              1.2
                                                                                     -------         --------
    Total........................................................................      100.0%           100.0%
                                                                                     =======         ========

The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .73% at June 30, 1997, down slightly from .81% at December 31, 1996. Credit quality remained high, with nonperforming assets at only .27% of total assets at June 30, 1997. Net charge-offs totaled $158,000 and $467,000 for the three and six months ended June 30, 1997, respectively. Net charge-offs for the comparable periods of 1996 were $950,000 and $1,168,000.

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

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan lease losses. At June 30, 1997, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.


NONPERFORMING ASSETS (Figure 16)


                                                                                JUNE 30, 1997  DECEMBER 31, 1996
                                                                                ------------   -----------------
                                                                                    (DOLLARS IN THOUSANDS)

Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family...................................................      $ 11,024             10,264
      Multifamily and commercial...........................................         5,216              2,372
      Construction and land................................................         1,397                827
                                                                                  -------            -------
        Total mortgage loans...............................................        17,637             13,463
    Consumer...............................................................             -                  -
    Business...............................................................           656                 95
    Lease financings.......................................................             -                  -
                                                                                  -------            -------
        Total nonaccrual loans and leases..................................        18,293             13,558
                                                                                  -------            -------
  Accruing loans and leases delinquent more than 90 days:
    Mortgage loans:
      One-to-four family...................................................         5,495              5,961
      Multifamily and commercial...........................................             -                  -
      Construction and land................................................             -                  -
                                                                                  -------            -------
        Total mortgage loans...............................................         5,495              5,961
    Consumer...............................................................         2,630                544
    Business...............................................................           297                 58
    Lease financings.......................................................             -                  -
                                                                                  -------            -------
        Total accruing 90-day delinquent loans and leases..................         8,422              6,563
                                                                                  -------            -------
  Restructured real estate loans...........................................         8,411             15,294
                                                                                  -------            -------
        Total nonperforming loans and leases...............................        35,126             35,415
  Real estate acquired through foreclosure and other.......................         4,884              7,030
                                                                                  -------            -------
        Total nonperforming assets.........................................      $ 40,010             42,445
                                                                                  =======            =======
  Ratio of:
    Nonperforming loans and leases to total loans and leases...............           .39%               .44%
    Nonperforming assets to total assets...................................           .27                .31
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.......................................        187.71             186.14
      Total loans and leases before allowance..............................           .73                .81


Nonperforming assets at June 30, 1997 totaled $40.0 million, down from $42.4 million from December 31, 1996. The ratio of nonperforming loans to total loans was .39% at June 30, 1997 as compared to .44% at December 31, 1996.

At June 30, 1997, there were $41.3 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. The largest of these potential problem loans is a $15.5 million loan on apartment buildings where the borrower is experiencing cash flow deficiencies but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At June 30, 1997 and December 31, 1996, 58% and 61% of interest-bearing liabilities were in the form of deposits and 42% and 39% were in borrowings.

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

COMPOSITION OF DEPOSITS (Figure 17)


                                                       JUNE 30, 1997                     DECEMBER 31, 1996
                                             ---------------------------------    --------------------------------
                                                          WEIGHTED    PERCENT                  WEIGHTED    PERCENT
                                                           AVERAGE       OF                    AVERAGE       OF
                                               AMOUNT       RATE       TOTAL        AMOUNT       RATE       TOTAL
                                               ------     ---------   --------      ------     --------    -------
                                                                    (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing........................  $    575,658     1.76%       7.4%    $   558,753      1.86%       7.1%
  Noninterest-bearing.....................       323,384        -        4.2         300,685         -        3.8
Savings accounts..........................       827,404     2.24       10.6         868,361      2.42       11.1
Money market accounts.....................     1,344,987     3.35       17.3       1,344,973      3.52       17.2
Certificates of deposit...................     4,704,425     5.93       60.5       4,766,369      5.85       60.8
                                             -----------              ------      ----------               ------
    Deposits..............................     7,775,858     4.54      100.0%      7,839,141      4.56      100.0%
                                                                      ======                               ======
Plus unamortized premium
 on deposits purchased....................         1,717                               2,056
                                             -----------                          ----------
     Deposits, net........................  $  7,777,575                         $ 7,841,197
                                             ===========                          ==========
Weighted average cost
 including the annualized
 effect of applicable swaps,
 floors, and amortization
 of deferred gains on
 terminated swaps.........................                   4.44%                                4.48%
                                                            =====                                =====

BORROWINGS

At June 30, 1997, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $5.2 billion in real estate loans and $2.4 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)


                                                                  JUNE 30, 1997               DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------      ---------         ------      ----------
                                                                             (DOLLARS IN THOUSANDS)

Fixed-rate advances........................................ $ 2,527,916       5.91%       $ 1,791,332       5.99%
Variable-rate advances.....................................   1,120,500       5.79          1,403,000       5.56
                                                             ----------                    ----------
  Advances.................................................   3,648,416       5.87          3,194,332       5.80
Unamortized premium........................................           -                             1
                                                             ----------                    ----------
  Total advances, net...................................... $ 3,648,416                   $ 3,194,333
                                                             ==========                    ==========
Weighted average cost including the annualized
  effect of applicable caps and amortization of
  deferred gains on terminated swaps.......................                   5.87%                         5.81%
                                                                             =====                          ====

The variable-rate advances reprice based upon three-month LIBOR at three-month intervals, and included $175 million which are callable, at par, by the FHLB.

The fixed-rate advances include $200 million and $225 million maturing in 2001 and 2002, respectively, which are convertible, at the counterparty's option, to a variable rate of three-month LIBOR, beginning in February 1999 and March 1999, respectively, and quarterly thereafter.

Figure 19 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 19)


                                                                  JUNE 30, 1997               DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------      ---------         ------      ----------
                                                                             (DOLLARS IN THOUSANDS)

Short term...............................................   $   249,144       5.78%       $         -          -
Long term:
  Fixed rate.............................................     1,249,846       5.62          1,374,784       5.58%
  Variable rate..........................................       200,000       5.89            174,994       5.93
                                                             ----------                    ----------
Weighted average cost including
  amortization of fees...................................   $ 1,698,990       5.68        $ 1,549,778       5.62
                                                             ==========                    ==========
Weighted average cost including the annualized
  effect of amortization of deferred gains
  on terminated swaps....................................                     5.66%                         5.59%
                                                                             =====                          ====

The long-term fixed-rate agreements include $370 million convertible, at the counterparty's option, to a variable rate based on three-month LIBOR. The agreements are convertible as follows: $120 million beginning in August 1997 and $250 million beginning in October 1997.

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

INTEREST RATE SWAPS (Figure 20)


                                                  JUNE 30, 1997                        DECEMBER 31, 1996
                                       ------------------------------------   ------------------------------------
                                       NOTIONAL    RECEIVING      PAYING      NOTIONAL    RECEIVING      PAYING
                                       PRINCIPAL   INTEREST      INTEREST     PRINCIPAL   INTEREST      INTEREST
                                        AMOUNT       RATE          RATE        AMOUNT       RATE          RATE
                                       --------    ---------    -----------   --------    ---------    -----------
                                                                 (DOLLARS IN THOUSANDS)

Fixed payment and variable
  receipt maturing in 1999..........  $ 100,000     5.63%(1)     10.09%      $ 100,000     5.77%(1)     10.09%
                                       ========                               ========

Variable payment and fixed receipt:
    Maturing in:
      1998..........................  $  55,000     6.06%         5.81%      $ 115,000     6.40%         5.53%
      1999..........................     90,000     6.62          5.82               -        -             -
      2000..........................     40,000     6.89          5.80         110,000     7.06          5.54
      2001..........................    235,000     7.27          5.82         140,000     7.28          5.53
                                       --------                               --------
        Total.......................  $ 420,000     6.94%         5.82%(1)   $ 365,000     6.93%         5.53%(1)
                                       ========                               ========

---------------------------

(1)  Rates are based upon LIBOR.

The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of either fixed or variable interest. At June 30, 1997, the notional principal amount outstanding was $34.9 million with a weighted average receipt rate of 25.83% and payment rate of 5.77%. At December 31, 1996, the outstanding principal was $32.2 million with receipt and payment rates of 19.58% and 5.59%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At June 30, 1997, interest received based on a 5.67% weighted average LIBOR rate was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $354,000 at June 30, 1997.

In the past, the Company entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities. The agreements provided for receipt of interest when three-month LIBOR exceeded an agreed upon base rate. The Company received a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. At December 31, 1996, the notional principal amount outstanding was $650 million. As of June 30, 1997, all interest rate caps had fully matured.

The cost (benefit) of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 21)


                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           --------------------------     ------------------------
                                                                1997       1996               1997       1996
                                                                ----       ----               ----       ----
                                                                           (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits.................................................   $(4,397)     (2,353)            (8,197)    (3,269)
  FHLB advances............................................       (71)        420                185        919
  Reverse repurchase agreements............................       (60)       (537)              (368)    (1,173)
                                                               ------     -------            -------    -------
    Total..................................................   $(4,528)     (2,470)            (8,380)    (3,523)
                                                               ======     =======            =======    =======


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

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended June 30, 1997 was 5.29%.

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

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At June 30, 1997, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $696.8 million, unfunded lines of consumer credit totaling $507.9 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $20.8 million. Outstanding letters of credit totaled $15.1 million as of June 30, 1997. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $2.2 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At June 30, 1997, the Bank had $1.9 billion of advances from the FHLB and $249 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for replacement borrowings.

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

REGULATORY CAPITAL (Figure 22)



                                                                         AS OF JUNE 30, 1997
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 845,746   10.59%    $ 638,932      8.0%   $  798,665    10.0%
Tier 1 capital (to risk-weighted assets).........   784,132    9.82        N/A         N/A       479,199     6.0
Tier 1 capital (to adjusted tangible assets).....   784,132    5.36       438,918      3.0       731,530     5.0
Tangible capital (to adjusted tangible assets)...   784,132    5.36       219,459      1.5        N/A        N/A



                                                                       AS OF DECEMBER 31, 1996
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 741,904   10.62%     $559,080      8.0%     $698,850    10.0%
Tier 1 capital (to risk-weighted assets).........   679,967    9.73        N/A         N/A       419,310     6.0
Tier 1 capital (to adjusted tangible assets).....   679,967    5.00       407,700      3.0       679,500     5.0
Tangible capital (to adjusted tangible assets)...   679,967    5.00       203,850      1.5        N/A        N/A

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

Management believes, as of June 30, 1997, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 23)


                                               2ND QUARTER  1ST QUARTER   4TH QUARTER    3RD QUARTER  2ND QUARTER
                                                  1997          1997          1996          1996         1996
                                               -----------  ------------  ------------   -----------  -----------

Market price of common stock(1):
  High.........................................  $ 54.00         50.13         44.75        40.56        36.19
  Low..........................................    42.25         41.13         38.13        32.03        29.34
  Close........................................    53.88         43.88         42.00        40.00        33.22

Dividends declared and paid....................      .25           .23           .23          .22          .21

(1)   Restated to reflect the 5% stock dividend issued September 30, 1996.

On May 15, 1996, the Board of Directors of the Company authorized management to repurchase 5% of the Company's outstanding common stock in a buyback program. As of that date, the Company had 47,354,637 common shares outstanding (adjusted for subsequent stock dividend). As a result of the pending merger with RCSB the Company has rescinded its stock repurchase program. The Company had 865,458 shares remaining unpurchased.

On July 24, 1996, the Board of Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

                           PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Annual Meeting of Shareholders of the Company held on April 24, 1997 there were three proposals submitted to a vote of security holders.

The first proposal concerned the election of nominees of the Board of Directors as directors. The Board of Directors as previously reported to the Commission was re-elected in its entirety.

Proposal two was to approve the Charter One Financial, Inc. 1997 Stock Option and Incentive Plan. The vote was tabulated as follows:


              For                         35,056,238
              Against                      2,122,072
              Abstain                        331,499
              Broker Non-Vote              4,139,319
                                        ------------
                Total                     41,649,128
                                        ============

The third proposal was to ratify the appointment by the Board of Directors of the firm of Deloitte and Touche LLP as independent auditors of the Corporation for the fiscal year ending December 31, 1997. The vote was tabulated as follows:


              For                         41,206,401
              Against                        218,205
              Abstain                        224,522
                                        ------------
                Total                     41,649,128
                                        ============



ITEM 5.      OTHER INFORMATION

DIVIDEND

On July 16, 1997, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 25 cents per common share. The dividend will be payable on August 20, 1997 to shareholders of record as of August 6, 1997.

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

                 On May 21, 1997, the Company filed an 8-K disclosing that the boards of directors of Charter One Financial, Inc. and RCSB Financial, Inc., the holding company of Rochester Community Savings Bank, entered into a definitive agreement to enter into a strategic alliance through a stock-for-stock exchange. Rochester Community Savings Bank, headquartered in Rochester, New York, is a state-chartered savings bank with $4 billion in assets ($2.4 billion in deposits) and 36 branch offices in Rochester and Buffalo.

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

                      CHARTER ONE FINANCIAL, INC.




Date:                 /s/ Robert J. Vana
                      ---------------------------------------
                      Robert J. Vana
                      Chief Corporate Counsel and Secretary




Date:                 /s/ Richard W. Neu
                      ---------------------------------------
                      Richard W. Neu
                      Executive Vice President and Chief Financial Officer