Form 10-K405/A
period 1996-12-31
CHARTER ONE FINANCIAL INC
filed 1997-08-12
CIK 819692

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

================================================================================

     The purpose of this Annual Report on Form 10-K/A is to revise the signature page contained in the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on August 8, 1997.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHARTER ONE FINANCIAL, INC.


By: RICHARD W. NEU
    -------------------------------
     Richard W. Neu
     Director, Executive Vice President and
     Chief Financial Officer

Date: August 12, 1997

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