Form 10-Q
period 1997-09-30
CHARTER ONE FINANCIAL INC
filed 1997-11-14
CIK 819692

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

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16311


                           CHARTER ONE FINANCIAL, INC.
             (exact name of registrant as specified in its charter)

                DELAWARE                                        34-1567092
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                                Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                             44114
(Address of principal executive offices)                        (Zip Code)

                                 (216) 566-5300
                                 --------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
  (Former name, former address and former fiscal year, if changed since report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

     The number of shares outstanding of the registrant's sole class of common stock as of October 31, 1997 was 63,767,886.

================================================================================

                                TABLE OF CONTENTS

  ITEM
 NUMBER                                                                                                  PAGE
---------                                                                                                -----
                                          PART I - FINANCIAL INFORMATION
  1.     Financial Statements

           Consolidated Statements of Financial Condition --
             September 30, 1997 and December 31, 1996....................................................    1


           Consolidated Statements of Income --
             Three and nine months ended September 30, 1997 and 1996.....................................    2

           Consolidated Statement of Changes in Shareholders' Equity --
             Nine months ended September 30, 1997........................................................    3

           Consolidated Statements of Cash Flows --
             Nine months ended September 30, 1997 and 1996...............................................    4

           Notes to Consolidated Financial Statements....................................................    5

  2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................................................    7

                                           PART II - OTHER INFORMATION

  5.     Other Information...............................................................................   27

  6.     Exhibits and Reports on Form 8-K................................................................   27

Signatures...............................................................................................   28

                          PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                  SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                  ------------------  -----------------
                                                                                        (AS RESTATED)
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ASSETS
Cash and deposits with banks ..................................      $    117,104            152,301
Federal funds sold and other ..................................            72,235            118,003
                                                                     ------------       ------------
     Total cash and cash equivalents ..........................           189,339            270,304
Investment securities available for sale, at fair value .......           389,693            243,632
Mortgage-backed securities:
  Available for sale, at fair value ...........................         1,077,974          1,070,705
  Held to maturity (fair value of $3,151,150 and $3,652,547) ..         3,100,872          3,633,369
Loans and leases, net .........................................         9,786,005          8,100,342
Federal Home Loan Bank stock ..................................           271,743            215,815
Premises and equipment ........................................           126,699            114,145
Accrued interest receivable ...................................            81,488             77,193
Equipment on operating leases .................................            14,451             22,599
Real estate owned .............................................             6,399              7,337
Goodwill ......................................................            87,466             64,496
Other assets ..................................................            64,864             73,904
                                                                     ------------       ------------
     Total assets .............................................      $ 15,196,993         13,893,841
                                                                     ============       ============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts ...........................................      $    892,270            859,438
  Money market accounts .......................................         1,375,053          1,344,973
  Savings accounts ............................................           817,517            868,361
  Certificates of deposit .....................................         4,855,956          4,768,425
                                                                     ------------       ------------
     Total deposits ...........................................         7,940,796          7,841,197
Federal Home Loan Bank advances ...............................         3,882,648          3,194,333
Reverse repurchase agreements .................................         1,841,670          1,549,778
Other borrowings ..............................................           215,478            211,180
Advance payments by borrowers for taxes and insurance .........            43,098             39,346
Accrued interest payable ......................................            54,357             35,298
Accrued expenses and other liabilities ........................           147,016            100,985
                                                                     ------------       ------------
     Total liabilities ........................................        14,125,063         12,972,117
                                                                     ------------       ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued ...................................              --                 --
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; 48,422,248 and 47,472,486 shares issued .......               484                475
  Additional paid-in capital ..................................           377,543            321,991
  Retained earnings ...........................................           731,940            637,356
  Less 1,219,399 and 1,029,763 shares of common stock held in
    treasury at cost ..........................................           (49,934)           (39,615)
  Net unrealized gain on securities, net of tax expense
    of $6,406 and $812 ........................................            11,897              1,517
                                                                     ------------       ------------
         Total shareholders' equity ...........................         1,071,930            921,724
                                                                     ------------       ------------
         Total liabilities and shareholders' equity ...........      $ 15,196,993         13,893,841
                                                                     ============       ============

---------------------------



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------       -------------------------------
                                                              1997               1996               1997              1996
                                                              ----               ----               ----              ----
                                                                            (AS RESTATED)                          (AS RESTATED)
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases .................................      $    181,847            151,510            517,805            443,845
  Mortgage-backed securities:
    Available for sale .............................            18,621             20,047             55,357             59,956
    Held to maturity ...............................            57,681             70,677            182,822            211,993
  Investment securities available for sale .........             5,713              5,325             16,061             16,375
  Other interest-earning assets ....................             6,273              6,768             16,767             16,886
                                                          ------------       ------------       ------------       ------------
     Total interest income .........................           270,135            254,327            788,812            749,055
                                                          ------------       ------------       ------------       ------------
INTEREST EXPENSE:
  Deposits .........................................            87,037             85,332            258,005            241,129
  Federal Home Loan Bank advances ..................            56,070             46,741            151,125            137,858
  Other borrowings .................................            30,192             25,075             87,353             81,980
                                                          ------------       ------------       ------------       ------------
     Total interest expense ........................           173,299            157,148            496,483            460,967
                                                          ------------       ------------       ------------       ------------
     Net interest income ...........................            96,836             97,179            292,329            288,088
Provision for loan and lease losses ................               260              1,001                740              3,001
                                                          ------------       ------------       ------------       ------------
     Net interest income after provision
       for loan and lease losses ...................            96,576             96,178            291,589            285,087
                                                          ------------       ------------       ------------       ------------
OTHER INCOME:
  Loan servicing fees ..............................             3,228              3,463              8,594              8,485
  Service fees and other charges ...................            14,138              9,761             37,445             24,955
  Leasing operations ...............................             1,907              1,697              5,440              5,204
  Net gains (losses):
    Loans ..........................................               355              1,459                794              1,770
    Mortgage-backed securities .....................             2,403             (1,476)             2,403             (1,758)
    Investment securities ..........................              --                    1               --               (2,024)
    Other gains ....................................              (375)               (55)              (396)               403
  Other ............................................               198                125                642                344
                                                          ------------       ------------       ------------       ------------
     Total other income ............................            21,854             14,975             54,922             37,379
                                                          ------------       ------------       ------------       ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits ...............            23,384             23,784             70,803             68,434
  Net occupancy and equipment ......................             7,624              6,831             22,406             19,615
  Federal deposit insurance premiums ...............             1,256              4,488              3,807             12,571
  Amortization of goodwill .........................             1,113              1,121              3,340              1,500
  Other administrative expenses ....................            13,649             11,661             40,695             36,412
                                                          ------------       ------------       ------------       ------------
      Administrative expenses before federal deposit
      insurance special assessment .................            47,026             47,885            141,051            138,532
  Federal deposit insurance special assessment .....              --               56,258               --               56,258
                                                          ------------       ------------       ------------       ------------
     Total administrative expenses .................            47,026            104,143            141,051            194,790
                                                          ------------       ------------       ------------       ------------
Income before federal income taxes .................            71,404              7,010            205,460            127,676
Federal income taxes ...............................            23,595              1,979             67,834             42,825
                                                          ------------       ------------       ------------       ------------
     Net income ....................................      $     47,809              5,031            137,626             84,851
                                                          ============       ============       ============       ============
Primary earnings per common and common
  equivalent share(1) ..............................      $        .95                .10               2.75               1.68
                                                          ============       ============       ============       ============
Average common and common equivalent
  shares outstanding(1) ............................        50,318,725         50,305,526         50,067,444         50,462,517
                                                          ============       ============       ============       ============
Cash dividends declared per share(1) ...............      $        .24                .21                .70                .60
                                                          ============       ============       ============       ============

---------------------------


(1) Restated to reflect the 5% stock dividend issued October 31, 1997.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                                     TOTAL
                                                      ADDITIONAL                                 NET UNREALIZED      SHARE-
                                        COMMON         PAID-IN        RETAINED        TREASURY        GAIN           HOLDERS'
                                        STOCK          CAPITAL        EARNINGS         STOCK      ON SECURITIES      EQUITY
                                        -----          -------        --------         -----      -------------      ------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                             (AS RESTATED)
Balance, January 1, 1997 .......      $     475         321,991         637,356        (39,615)          1,517        921,724
  Purchase of 535,000 shares
    of treasury stock ..........                                                       (23,999)                       (23,999)
  Common stock issued in
    connection with acquisition,
    949,762 shares .............              9          55,552                                                        55,561
  Treasury stock reissued in
    connection with stock
    options exercised, 345,364 .                                         (9,281)        13,680                          4,399
    shares
  Dividends paid ($.70
    per share)(1) ..............                                        (33,761)                                      (33,761)
  Change in net unrealized gain
    on securities, net of tax
    expense ....................                                                                        10,380         10,380
  Net income ...................                                        137,626                                       137,626
                                      ---------       ---------       ---------      ---------       ---------      ---------
Balance, September 30, 1997 ....      $     484         377,543         731,940        (49,934)         11,897      1,071,930
                                      =========       =========       =========      =========       =========      =========

-------------


(1)   Restated to reflect the 5% stock dividend issued October 31, 1997.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1997              1996
                                                                              -----------       -----------
                                                                                                    (AS
                                                                                                 RESTATED)
                                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................................      $   137,626            84,851
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ................................              740             3,001
    Net gains (losses) .................................................           (2,801)            1,609
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ....................           21,202             4,952
    Origination of real estate loans held for sale .....................          (28,863)          (52,887)
    Proceeds from sale of loans held for sale ..........................           29,657            54,657
    Other ..............................................................           62,548            69,527
                                                                              -----------       -----------
      Net cash provided by operating activities ........................          220,109           165,710
                                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ..........................       (1,389,073)       (1,529,263)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ........................          454,469           586,711
    Mortgage-backed securities available for sale ......................            6,817            20,176
    Investment securities available for sale ...........................           10,340           158,149
  Sales of mortgage-backed securities available for sale ...............            4,452           832,401
  Sales of mortgage-backed securities held to maturity .................           75,551              --
  Sales of investment securities available for sale ....................          175,101           240,520
  Purchases of:
    Mortgage-backed securities held to maturity ........................             --            (569,577)
    Investment securities available for sale ...........................         (300,400)         (326,252)
    Federal Home Loan Bank stock .......................................          (45,709)          (15,842)
    Equipment on operating lease .......................................           (4,383)           (7,256)
  Net cash and cash equivalents received in connection with acquisitions            4,829           731,170
  Other ................................................................          (23,874)           (9,276)
                                                                              -----------       -----------
    Net cash (used in) provided by investing activities ...................    (1,031,880)          111,661
                                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings .....................          141,824          (741,954)
  Proceeds from long-term borrowings ...................................        2,922,133         2,491,105
  Repayments of long-term borrowings ...................................       (2,116,513)       (2,268,376)
  Decrease in deposits .................................................         (164,917)          (59,565)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance ...........................................................            1,640            (8,989)
  Payment of dividends on common stock .................................          (33,761)          (29,737)
  Purchase of treasury stock, net of options exercised .................          (19,600)          (28,940)
  Common shares issued .................................................             --               1,392
                                                                              -----------       -----------
Net cash provided by (used in) financing activities ....................          730,806          (645,064)
                                                                              -----------       -----------
Net decrease in cash and cash equivalents ..............................          (80,965)         (367,693)
Cash and cash equivalents, beginning of the period .....................          270,304           658,371
                                                                              -----------       -----------
Cash and cash equivalents, end of the period ...........................      $   189,339           290,678
                                                                              ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ....................      $   477,854           483,587
  Cash paid for income taxes ...........................................           41,000            34,000
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ............................            3,018             1,902
  Loans exchanged for mortgage-backed securities .......................             --             510,435

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

     Subsequent to the issuance of the Company's 1996 consolidated financial statements, the Company's management determined that approximately $1.1 billion of the mortgage-backed security portfolio previously reported as held to maturity should have been classified as available for sale during 1996 and the related fair value adjustment recorded in 1996 aggregating $40.5 million, net of tax, should have been recorded in 1995. As a result, the Company's 1996 and 1995 consolidated financial statements have been restated from the amounts previously reported to reflect the reclassification. The restatement did not affect net income.

2. On September 19, 1997, Charter One Bank acquired Haverfield Corporation, the holding company of Home Bank, F.S.B.. Home Bank, headquartered in Cleveland, Ohio, was a federally chartered savings and loan with 10 branch offices throughout the Cleveland area. The merger was accounted for as a purchase under generally accepted accounting principles, whereby assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The acquisition was completed by exchanging shares of Charter One's common stock valued at $55.6 million for all of the outstanding shares of Haverfield. Charter One acquired $363.3 million in assets, primarily loans and investment securities, and $307.7 million in liabilities, primarily deposits. Charter One recorded $26.5 million of goodwill which will be amortized over a period of 15 years. Results of operations for Haverfield Corporation have been included in Charter One's consolidated statements of income since the acquisition date.

3. On October 3, 1997, Charter One completed a strategic alliance with RCSB Financial, Inc. ("RCSB"), which was accounted for as a pooling of interests. Headquartered in Rochester, New York, RCSB Financial, Inc. was the holding company of Rochester Community Savings Bank, a $4 billion savings bank with primary business lines in retail banking, mortgage banking and automobile lending. The merger was effected through the issuance of .91 shares of Company common stock for each share of RCSB Financial, Inc. common stock resulting in the issuance of 14,179,385 shares as adjusted for the 5% stock dividend issued October 31, 1997. Because the transaction was completed after the close of the quarter, RCSB operations did not affect the Company's third quarter results. Proforma restated financial data reflecting the pooling is presented below:

                     AT OR FOR THE NINE MONTHS ENDED
                               09/30/97
                               --------
Shareholders equity          $ 1,395,240

Total assets                  19,303,713

Net income                       160,444

Earnings per share                  2.49

     For the 30 days subsequent to the merger date, the combined operations of the Company and RCSB produced interest income of $120.5 million, other income of $13.1 million and net income of $9.7 million, inclusive of transaction related charges recorded to date.

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

5. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This Statement is effective for financial statements for both interim and annual periods ending after December 15, 1997.

     The following presentation illustrates pro forma basic and diluted earnings per share based on the provisions of SFAS No. 128:

                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------   ------------------------------
                                                      1997           1996          1997           1996
                                                      ----           ----          ----           ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average number of common shares
 outstanding used in basic earnings
 per share calculation(2).....................      48,754,178     49,164,227    48,640,372     49,390,821
Add common stock equivalents for shares
 issuable under Stock Option Plan(1)(2).......       1,512,144      1,090,707     1,375,191      1,020,755
                                                   -----------   ------------   -----------    -----------
Weighted average number of shares
 outstanding adjusted for common stock
 equivalent...................................      50,266,322     50,254,934    50,015,563     50,411,576
                                                   ===========   ============   ===========    ===========
Net income....................................    $     47,809          5,031       137,626         84,851

Basic earnings per share......................             .98            .10          2.83           1.72

Diluted earnings per share....................             .95            .10          2.75           1.68

Disclosure of earnings per share calculated in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share" is contained in Exhibit 11.

---------------------------


(1) Additional shares issuable were derived under the "treasury stock method" using the average market price during the period.

(2)  Restated to reflect the 5% stock dividend issued October 31, 1997.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings and loan holding company incorporated in Delaware and is the parent company of Charter Michigan Bancorp, Inc. which owns all of the outstanding capital stock of Charter One Bank, F.S.B. ("Charter One Bank" or the "Bank"), a federally chartered stock savings bank headquartered in Cleveland, Ohio. Following the October 3 acquisition of RCSB Financial, Inc. as discussed below, the bank has 221 branch locations: 102 branches in Ohio operating under the name Charter One Bank, 81 in Michigan under the name First Federal of Michigan ("First Federal"), and 38 in Western New York under the name Rochester Community Savings Bank.


RESULTS OF OPERATIONS


PERFORMANCE OVERVIEW

The Company reported net income of $47.8 million, or $.95 per share, for the three months ended September 30, 1997. For the three months ended September 30, 1996, the Company reported net income of $5.0 million, or $.10 per share. The primary reason for this $42.8 million increase in net income was due to the special assessment resulting from an act of Congress relating to the Savings Association Insurance Fund ("SAIF") recapitalization. The Bank incurred an after-tax charge of $37.1 million on September 30, 1996 as its share of the effort to recapitalize the SAIF to the required level of 1.25% of deposits. Exclusive of this SAIF assessment, earnings increased $5.6 million for the quarter from $42.2 million in the third quarter of 1996. The $5.6 million, or 13.4%, increase was primarily due to increases in service fees and other charges and gains on sale.

Net income for the nine months ended September 30, 1997 was $137.6 million, or $2.75 per share, as compared to $84.9 million, or $1.68 per share, for the 1996 period. This $52.8 million increase in net income was also primarily attributable to the $37.1 million special SAIF assessment in the 1996 period as discussed above. The remaining $15.7 million, or 12.8%, increase in net income was primarily due to increases in service fees and other charges, gains on sale and net interest income as well as lower loan loss provisions.

QUARTERLY EARNINGS SUMMARY (Figure 1)

                                                                              THREE MONTHS ENDED
                                                            ---------------------------------------------------
                                                            9/30/97    6/30/97    3/31/97    12/31/96   9/30/96
                                                            -------    -------    -------    -------    -------
                                                                            (DOLLARS IN THOUSANDS)
Net interest income.....................................   $ 96,836     97,967     97,526     95,304     97,179
Provision for loan and lease losses.....................       (260)      (260)      (220)    (1,000)    (1,001)
Other income, excluding
  gains and losses......................................     19,471     17,556     15,094     16,257     15,046
Administrative expenses, excluding
  the SAIF assessment...................................    (47,026)   (47,328)   (46,697)   (49,234)   (47,885)
                                                            -------    -------    -------    -------    -------
    Pretax core earnings................................     69,021     67,935     65,703     61,327     63,339
Gains and losses, net...................................      2,383        331         87      3,502        (71)
Federal deposit insurance special
  assessment............................................          -          -          -          -    (56,258)
                                                            -------    -------    -------    -------    -------
    Income before federal income taxes..................     71,404     68,266     65,790     64,829      7,010
Federal income taxes....................................     23,595     22,535     21,704     21,958      1,979
                                                            -------    -------    -------    -------    -------
  Net income............................................   $ 47,809     45,731     44,086     42,871      5,031
                                                            =======    =======    =======    =======    =======
Primary earnings per common and common
  equivalent share(1)...................................   $    .95        .91        .89        .86        .10
                                                            =======    =======    =======    =======    =======

---------------------------


(1)  Restated to reflect the 5% stock dividend issued October 31, 1997.

The increase in earnings in the third quarter of 1997 contributed to an 18.97% annualized return on average equity and a 1.30% annualized return on average assets. This compares to third quarter 1996 annualized returns of 18.08% and 1.23% (excluding the SAIF special assessment), respectively. These annualized returns and other selected ratios are set forth in Figure 2.

SELECTED OPERATING RATIOS (Figure 2)

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                       ------------------    ------------------
                                                                       9/30/97    9/30/96    9/30/97    9/30/96
                                                                       -------    -------    -------    -------
Annualized returns (excluding the SAIF special assessment):
  Return on average assets.........................................       1.30%      1.23%      1.28%      1.21%
  Return on average equity.........................................      18.97      18.08      18.68      17.73
  Average equity to average assets.................................       6.87       6.78       6.86       6.84

Annualized operating ratios (excluding the SAIF special assessment):
  Net interest income to administrative expenses...................     205.92     202.94     207.25     207.96
  Administrative expenses to average assets........................       1.28       1.39       1.31       1.38
  Efficiency ratio.................................................      39.48      41.67      39.98      41.90


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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 3)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  ------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
                                                      ---------   -------    -----------   ---------   --------
Interest-earning assets:
  Loans and leases(1)................  $  9,315,773  $  181,847      7.80%  $  7,500,770  $  151,510       8.08%
  Mortgage-backed securities:
    Available for sale...............     1,068,980      18,621      6.97      1,172,413      20,047       6.84
    Held to maturity.................     3,195,160      57,681      7.22      3,914,858      70,677       7.22
  Investment securities
   available for sale................       334,178       5,713      6.84        310,464       5,325       6.86
  Other interest-earning
   assets(2).........................       355,039       6,273      6.91        418,950       6,768       6.46
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    14,269,130     270,135      7.56     13,317,455     254,327       7.64
                                                      ---------                            ---------
  Allowance for loan losses..........       (66,341)                             (65,564)
  Noninterest-earning assets(3)......       482,055                              505,961
                                        -----------                          -----------
       Total assets..................  $ 14,684,844                         $ 13,757,852
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    883,063       2,557      1.15   $    823,181       2,519       1.22
    Savings accounts.................       815,781       4,577      2.23        916,086       5,568       2.43
    Money market accounts............     1,336,731      11,639      3.45      1,187,879       9,954       3.35
    Certificates of deposit..........     4,697,220      68,264      5.77      4,817,004      67,291       5.59
                                        -----------   ---------              -----------   ---------
      Total deposits.................     7,732,795      87,037      4.47      7,744,150      85,332       4.41
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     3,822,452      56,070      5.80      3,227,064      46,741       5.79
  Other borrowings...................     1,920,412      30,192      6.18      1,680,699      25,075       5.97
                                        -----------   ---------              -----------   ---------
     Total borrowings................     5,742,864      86,262      5.92      4,907,763      71,816       5.85
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    13,475,659     173,299      5.09     12,651,913     157,148       4.97
                                                      ---------                            ---------
  Non interest-bearing liabilities...       200,923                              173,050
                                        -----------                          -----------
     Total liabilities...............    13,676,582                           12,824,963
Shareholders' equity.................     1,008,262                              932,889
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 14,684,844                         $ 13,757,852
                                        ===========                          ===========
Net interest income..................                $   96,836                           $   97,179
                                                      =========                            =========
Interest rate spread.................                                2.47                                  2.67
Net yield on average interest-
 earning assets(5)...................                                2.71                                  2.92
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              105.89%                               105.26%

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

(5) Annualized net interest income divided by the average balance of interest-earning assets.

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                       1997                                  1996
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $  8,816,291  $  517,805      7.83%  $  7,266,055  $  443,845       8.14%
  Mortgage-backed securities:
    Available for sale...............     1,076,906      55,357      6.85      1,153,801      59,956       6.93
    Held to maturity.................     3,376,363     182,822      7.22      3,924,940     211,993       7.20
  Investment securities
   available for sale................       309,501      16,061      6.92        329,624      16,375       6.62
  Other interest-earning
   assets(2).........................       323,378      16,767      6.84        345,763      16,886       6.51
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    13,902,439     788,812      7.57     13,020,183     749,055       7.67
                                                      ---------                            ---------
  Allowance for loan losses..........       (66,028)                             (65,708)
  Noninterest-earning assets(3)......       474,652                              454,085
                                        -----------                          -----------
       Total assets..................  $ 14,311,063                         $ 13,408,560
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $    877,113       7,398      1.13   $    755,557       7,202       1.27
    Savings accounts.................       834,969      14,077      2.25        925,729      16,778       2.42
    Money market accounts............     1,350,344      35,054      3.47      1,003,378      24,274       3.23
    Certificates of deposit..........     4,710,603     201,476      5.72      4,549,431     192,875       5.65
                                        -----------   ---------              -----------   ---------
      Total deposits.................     7,773,029     258,005      4.44      7,234,095     241,129       4.44
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     3,471,307     151,125      5.79      3,238,286     137,858       5.68
  Other borrowings...................     1,902,972      87,353      6.07      1,847,788      81,980       5.92
                                        -----------   ---------              -----------   ---------
     Total borrowings................     5,374,279     238,478      5.89      5,086,074     219,838       5.76
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    13,147,308     496,483      5.03     12,320,169     460,967       4.99
                                                      ---------                            ---------
  Non interest-bearing liabilities...       181,340                              170,996
                                        -----------                          -----------
     Total liabilities...............    13,328,648                           12,491,165
Shareholders' equity.................       982,415                              917,395
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 14,311,063                         $ 13,408,560
                                        ===========                          ===========
Net interest income..................                $  292,329                           $  288,088
                                                      =========                            =========
Interest rate spread.................                                2.54                                  2.68
Net yield on average interest-
 earning assets(5)...................                                2.80                                  2.95
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              105.74%                               105.68%

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

RATE/VOLUME ANALYSIS (Figure 4)

                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------    -----------------------------------
                                                   1997 v. 1996                           1997 v. 1996
                                       ------------------------------------    -----------------------------------
                                       INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                       --------------------------              --------------------------
                                        RATE         VOLUME       TOTAL         RATE        VOLUME        TOTAL
                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases..................  $ (5,435)       35,772       30,337      (17,017)      90,977        73,960
  Mortgage-backed
   securities:
    Available for sale..............       385        (1,811)      (1,426)        (640)      (3,959)       (4,599)
    Held to maturity................        (4)      (12,992)     (12,996)         534      (29,705)      (29,171)
  Investment securities
   available for sale...............       (18)          406          388          852       (1,166)         (314)
  Other interest-earning
   assets...........................       745        (1,240)        (495)       1,952       (2,071)         (119)
                                       -------      --------     --------      -------      -------      --------
      Total.........................    (4,327)       20,135       15,808      (14,319)      54,076        39,757
                                       -------      --------     --------      -------      -------      --------
Interest expense:
  Checking accounts.................      (105)          143           38         (499)         695           196
  Savings accounts..................      (407)         (584)        (991)      (1,125)      (1,576)       (2,701)
  Money market accounts.............       398         1,287        1,685        1,884        8,896        10,780
  Certificates of deposit...........     2,571        (1,598)         973        1,724        6,877         8,601
  Federal Home Loan
   Bank advances ...................       449         8,880        9,329        2,667       10,600        13,267
  Other borrowings..................     1,663         3,454        5,117        3,005        2,368         5,373
                                       -------      --------     --------      -------      -------      --------
      Total.........................     4,569        11,582       16,151        7,656       27,860        35,516
                                       -------      --------     --------      -------      -------      --------
Change in net interest
 income.............................  $ (8,896)        8,553         (343)     (21,975)      26,216         4,241
                                       =======      ========     ========      =======      =======      ========

Net interest income for the third quarter of 1997 was $96.8 million, a decrease of $343,000 as compared to the third quarter of 1996. The primary reason for this decrease was due to a narrowing of interest rate spreads attributable, in part, to competitive pressures and the flattening of the yield curve. The yield on interest-earning assets decreased to 7.56% for the three months ended September 30, 1997 as compared to 7.64% for the third quarter of 1996. The primary reason for this decline was due to the yield on loans. New loan volumes were at lower rates than the average yield on the loan portfolio due to lower market interest rates and increases in variable-rate loan production. The cost of the interest-bearing liabilities was 12 basis points higher in the third quarter of 1997 as compared to the same period in 1996 primarily due to borrowed funds. The increased cost of interest-bearing liabilities coupled with the decline in the yield on interest-earning assets caused the interest rate spread for the third quarter of 1997 to decline by 20 basis points to 2.47%. The net yield on interest-earning assets declined by 21 basis points to 2.71% during the third quarter of 1997 as compared to the third quarter of 1996. This decline in the interest rate spread caused net interest income to decrease by $8.9 million. This decrease was almost entirely offset by higher balances of interest-earning assets and interest-bearing liabilities. The volume increase caused net interest income to increase by $8.6 million. While the yield on interest-earning assets was declining, growth in interest-earning assets, mainly loans and leases, caused interest income to increase by $20.1 million. Due to high volumes of loan and lease originations since September 30, 1996, the average balance of loans and leases was $1.8 billion higher during the third quarter of 1997 as compared to the same period in 1996. This increase in the average balance of loans was the primary reason the average balance of interest-earning assets in the third quarter of 1997 was $951.7 million higher than in the third quarter of 1996. The decrease in the remaining components of interest-earning assets helped fund the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities. The average balance of interest-bearing liabilities, primarily borrowed funds, increased $823.7 million.

For the nine months ended September 30, 1997, net interest income was $292.3 million, an increase of $4.2 million, or 1.5%, over the comparable period in 1996. This increase was primarily attributable to increased volumes of interest-earning assets and interest-bearing liabilities. Increases in the average balance of loans and leases caused the average balance of interest-earning assets to increase by $882.3 million. The average balance of interest-bearing liabilities increased by $827.1 for the first nine months of 1997 as compared to the same period in 1996. This increase was primarily due to increases in the average balance of deposits as a result of the First Nationwide branch and deposit acquisition at June 28, 1996 when the Bank purchased 21 branch offices with $796.7 million in deposits in the Detroit Metropolitan area. The increases in the balances of interest-earning assets and interest-bearing liabilities caused net interest income to increase by $26.2 million. This was partially offset by a declining interest rate spread. The interest rate spread was 2.54% for the first nine months of 1997 as compared to 2.68% for the first nine months of 1996. This caused net interest income to decline by $22.0 million for the nine months of 1997 as compared to the same period in 1996. The decline in the interest rate spread was primarily due to the yield on interest-earning assets decreasing by 10 basis points to 7.57%. This decrease was primarily attributable to new loan volumes coming in at rates lower than the average portfolio yield due to lower market interest rates and increased variable rate loan production.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                                           SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                           ------------------    ------------------
                                                                                     (DOLLARS IN THOUSANDS)
Weighted average yield:
  Loans and leases......................................................            7.84%                  7.96%
  Mortgage-backed securities............................................            7.18                   7.22
  Investment securities.................................................            6.79                   6.89
  Other interest-earning assets.........................................            7.35                   7.21
  Total interest-earning assets.........................................            7.61                   7.66

Weighted average cost(1):
  Deposits..............................................................            4.48                   4.48
  Federal Home Loan Bank advances.......................................            5.83                   5.81
  Other borrowings......................................................            6.27                   6.15
  Total interest-bearing liabilities....................................            5.12                   5.04

Interest rate spread....................................................            2.49                   2.62

Net yield on interest-earning assets....................................            2.79                   2.87

Interest-earning assets.................................................     $14,744,989            $13,458,265

---------------------------


(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME (Figure 6)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                   -------------------        ------------------
                                                                     1997       1996            1997      1996
                                                                     ----       ----            ----      ----
                                                                                (DOLLARS IN THOUSANDS)
Loan servicing fees...........................................    $   3,228      3,463           8,594     8,485
Service fees and other charges:
  Retail deposit account service charges and fees.............       11,509      8,044          29,143    20,012
  Fees on insurance, annuity, and mutual fund sales...........        2,232      1,379           6,927     3,726
  Other branch service fees...................................          352        331           1,222     1,180
  Miscellaneous...............................................           45          7             153        37
                                                                   --------   --------        --------   -------
    Total.....................................................       14,138      9,761          37,445    24,955
Leasing operations............................................        1,907      1,697           5,440     5,204
Net gains:
  Real estate.................................................          136         73             215       402
  Mortgage-backed securities..................................        2,403     (1,476)          2,403    (1,758)
  Investment securities.......................................            -          1               -    (2,024)
  Loans.......................................................          355      1,459             794     1,770
  Other.......................................................         (511)      (128)           (611)        1
                                                                   --------   --------        --------   -------
    Total.....................................................        2,383        (71)          2,801    (1,609)
Other.........................................................          198        125             642       344
                                                                   --------   --------        --------   -------
     Total....................................................    $  21,854     14,975          54,922    37,379
                                                                   ========   ========        ========   =======


OTHER INCOME

Other income was $21.9 million for the third quarter of 1997 as compared to $15.0 million for the same period in 1996. This $6.9 million, or 45.9%, increase was primarily due to increases in recurring fee income as illustrated in figure 6 above and due to gains on mortgage-backed security sales in 1997. Increases in retail deposit account service charges and fees on insurance, annuity and mutual fund sales were the primary reasons that service fees and other charges increased. Retail deposit account services charges, primarily checking account service charges, increased $3.5 million primarily due to a new fee for checking accounts with sustained overdraft balances. Fees on insurance, annuity and mutual fund sales increased as a result of expanded operations. The Bank has subsidiaries that increased the scope of their business to include mutual fund sales late in 1995. Those expanded operations; plus, moving into the Michigan market with these products in early 1996 has resulted in higher fee income during the current quarter as compared to the third quarter of 1996. The sale of mortgage-backed securities from the Company's available for sale portfolio in the third quarter of 1997 which resulted in a net gain of $2.4 million was executed primarily to eliminate small pool securities in the portfolio.

Other income was $54.9 million for the nine months ended September 30, 1997 as compared to $37.4 million for the same period in 1996. This $17.5 million, or 46.9%, increase was also primarily attributable to increases in recurring fee income as illustrated in figure 6 above and due to gains on mortgage-backed security sales in 1997. In addition to the discussion above relating to increases in retail deposit fees and insurance, annuity and mutual funds sales, the Bank acquired over 55,000 additional checking accounts in the acquisition of 21 branches from First Nationwide Bank on June 28, 1996. The sale of mortgage-backed securities from the Company's available for sale portfolio in 1997 which resulted in a net gain of $2.4 million was executed primarily to eliminate small pool securities in the portfolio

ADMINISTRATIVE EXPENSES (EXCLUDING SAIF SPECIAL ASSESSMENT)(Figure 7)

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                  ------------------        -------------------
                                                                   1997       1996            1997       1996
                                                                   ----       ----            ----       ----
                                                                                (DOLLARS IN THOUSANDS)
Compensation and employee benefits............................   $ 23,384     23,784          70,803     68,434
Net occupancy and equipment...................................      7,624      6,831          22,406     19,615
Federal deposit insurance premiums............................      1,256      4,488           3,807     12,571
Amortization of goodwill......................................      1,113      1,121           3,340      1,500
Other administrative expenses.................................     13,649     11,661          40,695     36,412
                                                                  -------    -------        --------   --------
  Administrative expenses before federal deposit
   insurance special assessment...............................   $ 47,026     47,885         141,051    138,532
                                                                  =======    =======        ========   ========
Number of full-time equivalent employees
  at end of period............................................      2,702      2,555           2,702      2,555
Net interest income to administrative expenses................     205.92%    202.94%         207.25%    207.96%
Administrative expenses to average assets (annualized)........       1.28       1.39            1.31       1.38
Efficiency ratio..............................................      39.48      41.67           39.98      41.90

ADMINISTRATIVE EXPENSES

Administrative expenses were $47.0 million during the third quarter of 1997. This is an $859,000, or 1.8%, decrease as compared to the third quarter of 1996 which had $47.9 million in administrative expenses before the federal deposit insurance special assessment. Other administrative expenses and net occupancy and equipment expenses increased primarily due to expanded branch and subsidiary operations in 1997. Those increases were offset by a reduction of $3.2 million in the federal deposit insurance premium expense and reduced compensation and employee benefits. This reduction was due to the Federal Deposit Insurance Corporation reducing the premium rate to 6.5 basis points per $100 in deposits as a result of the Savings Association Insurance Fund recapitalization in 1996. That special assessment for recapitalization was incurred by the Bank in the third quarter of 1996 resulting in an expense of $56.3 million.

Administrative expenses were $141.1 million for the nine months ended September 30, 1997. This is a $2.5 million, or 1.8%, increase as compared to the same period in 1996 which had $138.5 million in administrative expenses. These increases were also primarily due to the expansion of the Bank's branch network in 1996 and expanded subsidiary operations partially offset by lower federal deposit insurance premiums. On June 28, 1996 the Bank acquired 21 offices with $796.7 million in deposits from First Nationwide Bank. Four of these offices were closed as a result of overlapping market areas. Also, the Bank expanded their subsidiary operations relating to insurance, annuity and mutual fund sales during 1996 which fully impacted the 1997 period.

While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.28% for the third quarter of 1997 and 1.31% for the first nine months of 1997. This compares favorably to the 1996 percentages of 1.39% and 1.38% for the third quarter and for the first nine months of 1996, respectively. Also, the Company's efficiency ratio of 39.48% for the third quarter of 1997 and 39.98% for the first nine months of 1997 compared favorably to the 41.67% and the 41.90% efficiency ratio during the third quarter and first nine months of 1996, respectively. Since efficiency ratios are a calculation of administrative expenses (excluding the amortization of goodwill) divided by net interest income plus recurring fee income, the lower the ratio the better for the Company.


FEDERAL INCOME TAXES

Federal income tax expense was $23.6 million for the three months ending September 30, 1997. This was $21.6 million higher than the federal income tax expense during the same period of 1996. This increase was primarily due to an increase in pretax income. The effective tax rates were 33.0% for the 1997 period and 28.2% for the 1996 period.

Federal income tax expense was $67.8 million for the nine months ended September 30, 1997 an increase of $25.0 million as compared to the federal income tax expense of $42.8 million for the nine months ended September 30,

1996. This increase was also primarily attributable to an increase in pretax income. The effective tax rates were 33.0% for the 1997 period and 33.5% for the 1996 period.


FINANCIAL CONDITION

Figure 8 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at September 30, 1997 and December 31, 1996.

FINANCIAL CONDITION (Figure 8)

                                                     SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                                   -----------------------              ---------------------
                                                                   PERCENT                             PERCENT
                                                                     OF                                  OF
                                                     AMOUNT        TOTAL                  AMOUNT       TOTAL
                                                   -----------     ------               -----------    ------
                                                                     (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents.....................  $    189,339        1.2%             $    270,304       1.9%
  Investment securities.........................       389,693        2.6                   243,632       1.8
  Mortgage-backed securities....................     4,178,846       27.5                 4,704,074      33.9
  Loans and leases, net.........................     9,786,005       64.4                 8,100,342      58.3
  Other assets..................................       653,110        4.3                   575,489       4.1
                                                   -----------     ------               -----------    ------
     Total......................................  $ 15,196,993      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======

Liabilities:
  Deposits......................................  $  7,940,796       52.3%             $  7,841,197      56.4%
  Borrowings....................................     5,939,796       39.1                 4,955,291      35.7
  Other liabilities.............................       244,471        1.6                   175,629       1.3
  Shareholders' equity..........................     1,071,930        7.0                   921,724       6.6
                                                   -----------     ------               -----------    ------

     Total......................................  $ 15,196,993      100.0%             $ 13,893,841     100.0%
                                                   ===========     ======               ===========    ======

OVERVIEW

At September 30, 1997, total assets were $15.2 billion which was $1.3 billion higher than at December 31, 1996. This increase was primarily the result of increases in the balances of loans and leases. The loan and lease portfolio grew by $1.7 billion to $9.8 billion at September 30, 1997, funded by reductions of cash and cash equivalents and mortgage-backed securities along with increased borrowing levels. The Company's loan and lease portfolio is growing due to the Bank's ability to originate new loans and leases at levels that exceed repayments as illustrated in Figure 10.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES (Figure 9)

                                                              SEPTEMBER 30, 1997            DECEMBER 31, 1996
                                                             ---------------------         --------------------
                                                                            PERCENT                      PERCENT
                                                                              OF                           OF
                                                               AMOUNT       TOTAL            AMOUNT       TOTAL
                                                             ----------     ------         ----------     -----
                                                                           (DOLLARS IN THOUSANDS)
Real estate:
  One-to-four family.....................................   $ 7,158,534       73.2%       $ 6,072,927      75.0%
  Multifamily............................................       278,450        2.8            290,195       3.6
  Commercial.............................................       353,383        3.7            348,787       4.4
  Construction...........................................       373,395        3.9            302,405       3.7
                                                             ----------     ------         ----------     -----
     Total real estate...................................     8,163,762       83.6          7,014,314      86.7
Consumer.................................................     1,300,174       13.2            929,204      11.4
Leases...................................................       358,983        3.7            251,133       3.1
Business.................................................       160,207        1.6            100,302       1.2
                                                             ----------     ------         ----------     -----
   Total loans and leases................................     9,983,126      102.1          8,294,953     102.4
Less net items...........................................       197,121        2.1            194,611       2.4
                                                             ----------     ------         ----------     -----
     Loans and leases, net...............................   $ 9,786,005      100.0%       $ 8,100,342     100.0%
                                                             ==========     ======         ==========     =====

LOAN AND LEASE ACTIVITY (Figure 10)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ------------------------    ------------------------
                                                                1997         1996           1997          1996
                                                                ----         ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family.................................   $   560,050       620,123      1,548,580    1,946,722
      Multifamily........................................         1,570         5,295         18,859       25,367
      Commercial.........................................        15,816         9,993         53,907       56,107
                                                             ----------   -----------    -----------   ----------
        Total permanent..................................       577,436       635,411      1,621,346    2,028,196
                                                             ----------   -----------    -----------   ----------
    Construction:
      One-to-four family.................................       106,601        70,397        282,688      242,800
      Multifamily........................................         5,350         5,760          7,714        5,910
      Commercial.........................................         5,630         8,600         15,225       15,800
                                                             ----------   -----------    -----------   ----------
        Total construction...............................       117,581        84,757        305,627      264,510
                                                             ----------   -----------    -----------   ----------
          Total real estate loans originated.............       695,017       720,168      1,926,973    2,292,706
                                                             ----------   -----------    -----------   ----------
    Consumer line of credit draws........................        80,894        59,985        221,092      142,844
    Consumer.............................................       137,175        91,402        386,411      351,324
    Business line of credit draws........................        30,097        17,337         73,931       53,736
    Business.............................................        25,339         8,737         58,690       32,047
    Leases(1)............................................        67,838        60,189        159,029      129,664
                                                             ----------   -----------    -----------   ----------
          Total loans and leases originated..............     1,036,360       957,818      2,826,126    3,002,321
                                                             ----------   -----------    -----------   ----------
Loans purchased..........................................       295,318             -        295,318            -
Sales and principal reductions:
  Loans sold.............................................        11,086        35,420         28,863       52,887
  Loans exchanged for MBS................................             -             -              -      510,435
  Principal reductions...................................       559,249       398,001      1,404,408    1,372,983
                                                             ----------   -----------    -----------   ----------
        Total sales and principal reductions.............       570,335       433,421      1,433,271    1,936,305
                                                             ----------   -----------    -----------   ----------
          Increase before net items......................   $   761,343       524,397      1,688,173    1,066,016
                                                             ==========   ===========    ===========   ==========

---------------------------


(1) Not included herein are $1.2 and $2.7 million in operating leases originated during the three months ended September 30, 1997 and 1996, respectively and $4.4 million and $7.3 million for the nine months ended September 30, 1997 and 1996.

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both September 30, 1997 and December 31, 1996. Figure 11 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 11)

                                                                           SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                           ------------------   ------------------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury and agency securities....................................        $ 382,166               238,135
Corporate notes and commercial paper...................................                -                 4,107
Other..................................................................            7,527                 1,390
                                                                                --------             ---------
  Total................................................................        $ 389,693               243,632
                                                                                ========             =========
  Weighted average rate................................................             6.79%                 6.89%
                                                                                ========             =========

MORTGAGE-BACKED SECURITIES

Figure 12 summarizes the mortgage-backed securities ("MBS") portfolios at September 30, 1997 and December 31, 1996. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 12)

                                                                              SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                              ------------------  -----------------
                                                                                     (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      GNMA..................................................................     $       110                  -
      FHLMC.................................................................          13,281             13,335
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC.................................................................         352,786            350,158
      FNMA..................................................................         264,720            264,682
    Private issues..........................................................         447,077            442,530
                                                                                  ----------         ----------
      Total mortgage-backed securities available for sale...................       1,077,974          1,070,705
                                                                                  ----------         ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA..................................................................       1,069,820          1,246,398
      FHLMC.................................................................         472,416            636,228
      GNMA..................................................................         164,521            188,057
    Private issues..........................................................         341,104            407,564
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................................         159,974            162,646
      FHLMC.................................................................          80,953             82,433
    Private issues..........................................................         812,084            910,043
                                                                                  ----------         ----------
        Total mortgage-backed securities held to maturity...................       3,100,872          3,633,369
                                                                                  ----------         ----------
           Total............................................................ $     4,178,846          4,704,074
                                                                                  ==========         ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 13)

                                                             SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                                          ------------------------       -------------------------
                                                            BOOK       AVERAGE              BOOK       AVERAGE
                                                            VALUE       RATE                VALUE        RATE
                                                          ---------    -------           -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations..............    $1,064,344       7.00%         $  1,056,087       6.94%
                                                          ---------                      -----------
      Total adjustable rate..........................     1,064,344       7.00             1,056,087       6.94
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................        13,391       6.30                13,335       6.03
    Collateralized mortgage obligations..............           239       4.75                 1,283       5.09
                                                          ---------                      -----------
      Total fixed rate...............................        13,630       6.27                14,618       5.94
                                                          ---------                      -----------
        Total available for sale.....................     1,077,974       6.99             1,070,705       6.93
                                                          ---------                      -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates.......................       863,289       7.16             1,019,324       7.16
    Collateralized mortgage obligations..............       282,601       7.39               301,866       7.23
                                                          ---------                      -----------
      Total adjustable rate..........................     1,145,890       7.21             1,321,190       7.18
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................     1,184,572       7.34             1,458,923       7.51
    Collateralized mortgage obligations..............       770,410       7.12               853,256       7.15
                                                          ---------                      -----------
      Total fixed rate...............................     1,954,982       7.25             2,312,179       7.38
                                                          ---------                      -----------
        Total held to maturity.......................     3,100,872       7.24             3,633,369       7.31
                                                          ---------                      -----------
          Total mortgage-backed securities...........    $4,178,846       7.18%         $  4,704,074       7.22%
                                                          =========                      ===========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 14)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -------------------          ------------------
                                                                   1997       1996             1997       1996
                                                                   ----       ----             ----       ----
                                                                              (DOLLARS IN THOUSANDS)
Balance, beginning of period................................ $     65,935     65,268           65,922     64,436
Provision for loan and lease losses.........................          260      1,001              740      3,001
Acquired through acquisition................................        2,963          -            2,963          -
Loans and leases charged off:
  Mortgage..................................................       (2,351)      (504)          (2,692)    (1,484)
  Consumer..................................................         (161)      (114)            (417)      (531)
  Leases....................................................            -          -                -          -
  Business..................................................            -         (2)             (42)        (3)
                                                                 --------    -------          -------   --------
    Total charge-offs.......................................       (2,512)      (620)          (3,151)    (2,018)
                                                                 --------    -------          -------   --------
Recoveries:
  Mortgage..................................................           37         10              167        102
  Consumer..................................................           30         52               67        190
  Leases....................................................            -          -                -          -
  Business..................................................            1          -                6          -
                                                                 --------    -------          -------   --------
     Total recoveries.......................................           68         62              240        292
                                                                 --------    -------          -------   --------
       Net loan and lease charge-offs.......................       (2,444)      (558)          (2,911)    (1,726)
                                                                 --------    -------          -------   --------
Balance, end of period...................................... $     66,714     65,711           66,714     65,711
                                                                 ========    =======          =======   ========

Net charge-offs to average loans and leases (annualized)              .10%       .03%             .04%       .03%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 15)

                                                                            SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                            -----------------    -----------------
                                                                                   (DOLLARS IN THOUSANDS)
Mortgage....................................................................    $ 53,661              53,133
Consumer....................................................................       6,464               6,765
Leases......................................................................       1,577                 977
Business....................................................................       5,012               5,047
                                                                                 -------             -------
  Total.....................................................................    $ 66,714              65,922
                                                                                 =======             =======
Percent of loans and leases to ending loans and leases:
  Mortgage..................................................................        81.4%               84.3%
  Consumer..................................................................        13.3                11.4
  Leases....................................................................         3.7                 3.1
  Business..................................................................         1.6                 1.2
                                                                                 -------             -------
    Total...................................................................       100.0%              100.0%
                                                                                 =======             =======

The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .68% at September 30, 1997, down from .81% at December 31, 1996. Credit quality remained high, with nonperforming assets at only .27% of total assets at September 30, 1997. Net charge-offs totaled $2.4 million and $2.9 million for the three and nine months ended September 30, 1997, respectively. Net charge-offs included $2.2 million related to two previously classified commercial real estate loans. Net charge-offs for the comparable periods of 1996 were $558,000 and $1.7 million.

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

Figure 16 sets forth information concerning nonperforming assets and the allowance for loan lease losses. At September 30, 1997, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.


NONPERFORMING ASSETS (Figure 16)

                                                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                           -----------------   -----------------
                                                                                  (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family.................................................      $ 12,650              10,264
      Multifamily and commercial.........................................         1,011               2,372
      Construction and land..............................................         2,185                 827
                                                                                -------             -------
        Total mortgage loans.............................................        15,846              13,463
    Consumer.............................................................             -                   -
    Business.............................................................             -                  95
    Lease financings.....................................................             -                   -
                                                                                -------             -------
        Total nonaccrual loans and leases................................        15,846              13,558
                                                                                -------             -------
  Accruing loans and leases delinquent more than 90 days:
    Mortgage loans:
      One-to-four family.................................................         6,502               5,961
      Multifamily and commercial.........................................             -                   -
      Construction and land..............................................             -                   -
                                                                                -------             -------
        Total mortgage loans.............................................         6,502               5,961
    Consumer.............................................................         3,333                 544
    Business.............................................................         1,584                  58
    Lease financings.....................................................             -                   -
                                                                                -------             -------
        Total accruing 90-day delinquent loans and leases................        11,419               6,563
                                                                                -------             -------
  Restructured real estate loans.........................................         8,390              15,294
                                                                                -------             -------
        Total nonperforming loans and leases.............................        35,655              35,415
  Real estate acquired through foreclosure and other.....................         6,087               7,030
                                                                                -------             -------
        Total nonperforming assets.......................................      $ 41,742              42,445
                                                                                =======             =======
  Ratio of:
    Nonperforming loans and leases to total loans and leases.............           .36%                .44%
    Nonperforming assets to total assets.................................           .27                 .31
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.....................................        187.11              186.14

      Total loans and leases before allowance............................           .68                 .81



Nonperforming assets at September 30, 1997 totaled $41.7 million, down from $42.4 million from December 31, 1996. The ratio of nonperforming loans to total loans was .36% at September 30, 1997 as compared to .44% at December 31, 1996.

At September 30, 1997, there were $29.0 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. The largest of these potential problem loans is a $5.2 million loan to a manufacturing company where the borrower is experiencing operating losses but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At September 30, 1997 and December 31, 1996, 57% and 61% of interest-bearing liabilities were in the form of deposits and 43% and 39% were in borrowings.

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

COMPOSITION OF DEPOSITS (Figure 17)

                                                    SEPTEMBER 30, 1997                   DECEMBER 31, 1996
                                             ---------------------------------    --------------------------------
                                                          WEIGHTED    PERCENT                  WEIGHTED    PERCENT
                                                           AVERAGE       OF                    AVERAGE       OF
                                               AMOUNT       RATE       TOTAL        AMOUNT       RATE       TOTAL
                                               ------     ---------   --------      ------     --------    -------
                                                                    (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing........................  $    563,070     1.73%       7.1%    $   558,753      1.86%       7.1%
  Noninterest-bearing.....................       329,200        -        4.1         300,685         -        3.8
Savings accounts..........................       817,517     2.24       10.3         868,361      2.42       11.1
Money market accounts.....................     1,375,053     3.21       17.3       1,344,973      3.52       17.2
Certificates of deposit...................     4,854,444     5.94       61.2       4,766,369      5.85       60.8
                                             -----------              ------      ----------               ------
    Deposits..............................     7,939,284     4.54      100.0%      7,839,141      4.56      100.0%
                                                                      ======                               ======
Plus unamortized premium
 on deposits purchased....................         1,512                               2,056
                                             -----------                          ----------
     Deposits, net........................  $  7,940,796                         $ 7,841,197
                                             ===========                          ==========
Weighted average cost
 including the annualized
 effect of applicable swaps,
 floors, and amortization
 of deferred gains on
 terminated swaps.........................                   4.48%                                4.48%
                                                            =====                                =====

BORROWINGS

At September 30, 1997, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $6.1 billion in real estate loans and $3.0 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 18)

                                                               SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------      ---------         ------      ----------
                                                                             (DOLLARS IN THOUSANDS)
Fixed-rate advances........................................ $ 3,080,342       5.86%       $ 1,791,332       5.99%
Variable-rate advances.....................................     802,296       5.72          1,403,000       5.56
                                                             ----------                    ----------
  Advances.................................................   3,882,638       5.83          3,194,332       5.80
Unamortized premium........................................          10                             1
                                                             ----------                    ----------
  Total advances, net...................................... $ 3,882,648                   $ 3,194,333
                                                             ==========                    ==========
Weighted average cost including the annualized
  effect of applicable caps and amortization of
  deferred gains on terminated swaps.......................                   5.83%                         5.81%
                                                                             =====                          ====

The variable-rate advances reprice based upon three-month LIBOR at three-month intervals, and included $48 million which are callable, at par, by the FHLB.

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

REVERSE REPURCHASE AGREEMENTS (Figure 19)

                                                               SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------      ---------         ------      ----------
                                                                                (DOLLARS IN THOUSANDS)
Short term...............................................   $   141,824       5.80%       $         -          -
Long term:
  Fixed rate.............................................     1,379,846       5.78          1,374,784       5.58%
  Variable rate..........................................       320,000       5.83            174,994       5.93
                                                             ----------                    ----------
Weighted average cost including
  amortization of fees...................................   $ 1,841,670       5.79        $ 1,549,778       5.62
                                                             ==========                    ==========
Weighted average cost including the annualized
  effect of amortization of deferred gains
  on terminated swaps....................................                     5.78%                         5.59%
                                                                             =====                          ====

The long-term fixed-rate agreements include $250 million convertible, at the counterparty's option, to a variable rate based on three-month LIBOR. The agreements are convertible beginning in October 1997.

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

INTEREST RATE SWAPS (Figure 20)

                                                SEPTEMBER 30, 1997                     DECEMBER 31, 1996
                                       ------------------------------------   ------------------------------------
                                       NOTIONAL    RECEIVING      PAYING      NOTIONAL    RECEIVING      PAYING
                                       PRINCIPAL   INTEREST      INTEREST     PRINCIPAL   INTEREST      INTEREST
                                        AMOUNT       RATE          RATE        AMOUNT       RATE          RATE
                                       --------    ---------    -----------   --------    ---------    -----------
                                                                 (DOLLARS IN THOUSANDS)
Fixed payment and variable
  receipt maturing in 1999..........  $ 100,000     5.93%(1)     10.09%      $ 100,000     5.77%(1)     10.09%
                                       ========                               ========
Variable payment and
  fixed receipt:
    Maturing in:
      1998..........................  $  55,000     6.06%         5.74%      $ 115,000     6.40%         5.53%
      1999..........................    110,000     6.55          5.75               -        -             -
      2000..........................     20,000     6.79          5.73         110,000     7.06          5.54
      2001..........................    275,000     7.14          5.53         140,000     7.28          5.53
                                       --------                               --------
        Total.......................  $ 460,000     6.85%         5.62%(1)   $ 365,000     6.93%         5.53%(1)
                                       ========                               ========

---------------------------


(1)  Rates are based upon LIBOR.

The Company also utilizes swaps to hedge a special class of certificates of deposit. These swaps provide for the receipt of variable interest based upon the S&P 500 Index, and the payment of either fixed or variable interest. At September 30, 1997, the notional principal amount outstanding was $34.3 million with a weighted average receipt rate of 31.71% and payment rate of 5.75%. At December 31, 1996, the outstanding principal was $32.2 million with receipt and payment rates of 19.58% and 5.59%, respectively.

In 1995, the Company entered into $300 million of four-year interest rate floor agreements maturing in March 1999, which provide for receipt of interest when six-month LIBOR falls below 6.00%. The Company receives the difference between 6.00% and LIBOR at the time of repricing, calculated on the $300 million notional amount. At September 30, 1997, interest received based on a 5.85% weighted average LIBOR rate was partially offset by a .07% per annum fee cost. Fees paid at inception of the agreements are being amortized over the terms of the agreements. Unamortized fees totaled $301,000 at September 30, 1997.

In the past, the Company entered into caps with primary dealers to limit its exposure to rising rates on certain of its variable-rate and short-term, fixed-rate liabilities. The agreements provided for receipt of interest when three-month LIBOR exceeded an agreed upon base rate. The Company received a rate of interest equal to the excess of three-month LIBOR at the time of repricing over the 6.00% base rate, calculated on a notional principal amount. At December 31, 1996, the notional principal amount outstanding was $650 million. As of September 30, 1997, all interest rate caps had fully matured.

The cost (benefit) of interest rate exchange, cap, floor and collar positions, including amortization of gains and losses on terminated positions, was included in interest expense as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 21)

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ------------------            ------------------
                                                                1997       1996                1997      1996
                                                                ----       ----                ----      ----
                                                                             (DOLLARS IN THOUSANDS)
Interest expense (income):
  Deposits.................................................   $ (4,429)    (2,491)            (12,626)   (5,760)
  FHLB advances............................................        (71)       420                 115     1,339
  Reverse repurchase agreements............................        (60)      (443)               (429)   (1,616)
                                                               -------    -------            --------   -------
    Total..................................................   $ (4,560)    (2,514)            (12,940)   (6,037)
                                                               =======    =======            ========   =======

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

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain liquid assets at least equal to 5.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the quarter ended September 30, 1997 was 5.59%.

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

The Bank anticipates that it will have sufficient funds available during the next 12 months to meet current and future loan commitments. At September 30, 1997, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $587.6 million, unfunded lines of consumer credit totaling $609.3 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $50.5 million. Outstanding letters of credit totaled $17.1 million as of September 30, 1997. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totaled $3.6 billion. Management believes that a significant portion of the amounts maturing during the next 12 months will remain with the Bank because they are retail deposits. At September 30, 1997, the Bank had $1.9 billion of advances from the FHLB and $247 million of reverse repurchase agreements which mature during the next 12 months. Management will review the need for advances and reverse repurchase agreements when they mature and believes the Bank has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for replacement borrowings.

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

REGULATORY CAPITAL (Figure 22)

                                                                      AS OF SEPTEMBER 30, 1997
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)
Total capital (to risk-weighted assets).......... $ 917,895   10.78%    $ 680,959      8.0%   $  851,199    10.0%
Tier 1 capital (to risk-weighted assets).........   855,530   10.05        N/A         N/A       510,719     6.0
Tier 1 capital (to adjusted tangible assets).....   855,530    5.64       455,146      3.0       758,577     5.0
Tangible capital (to adjusted tangible assets)...   855,530    5.64       227,573      1.5        N/A        N/A

                                                                       AS OF DECEMBER 31, 1996
                                                 -------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 --------------------  --------------------  -----------------------
                                                    AMOUNT   RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                    ------   -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)
Total capital (to risk-weighted assets).......... $ 741,904   10.62%     $559,080      8.0%     $698,850    10.0%
Tier 1 capital (to risk-weighted assets).........   679,967    9.73        N/A         N/A       419,310     6.0
Tier 1 capital (to adjusted tangible assets).....   679,967    5.00       407,700      3.0       679,500     5.0
Tangible capital (to adjusted tangible assets)...   679,967    5.00       203,850      1.5        N/A        N/A

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

Management believes, as of September 30, 1997, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 23)

                                               3RD QUARTER   2ND QUARTER   1ST QUARTER   4TH QUARTER  3RD QUARTER
                                                  1997          1997          1997          1996         1996
                                               -----------   -----------   -----------   -----------  -----------
Market price of common stock(1):
  High.........................................  $ 58.57         51.43         47.74        42.62        38.63
  Low..........................................    49.05         40.24         39.17        36.31        30.50
  Close........................................    56.31         51.31         41.79        40.00        38.10

Dividends declared and paid....................      .24           .24           .22          .22          .21

---------------------------


(1)  Restated to reflect the 5% stock dividend issued October 31, 1997.

On May 15, 1996, the Board of Directors of the Company authorized management to repurchase 5% of the Company's outstanding common stock in a buyback program. As of that date, the Company had 49,722,369 common shares outstanding (adjusted for subsequent stock dividends). As a result of the pending merger with RCSB the Company has rescinded its stock repurchase program. The Company had 908,731 shares remaining unpurchased.

On August 20, 1997, the Board of Directors of Charter One Financial, Inc. approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997.

                           PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      OTHER INFORMATION

MERGER

On October 3, 1997, the Company completed a strategic alliance with RCSB Financial, Inc. ("RCSB"). For the 30 days subsequent to the merger date, the combined operations of the Company and RCSB produced interest income of $120.5 million, other income of $13.1 million and net income of $9.7 million, inclusive of transaction related charges recorded to date.

DIVIDEND

On October 15, 1997, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 25 cents per common share. The dividend will be payable on November 20, 1997 to shareholders of record as of November 6, 1997.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                 A report on Form 8-K was filed on July 29, 1997 relating to the Charter One slide show presentation presented at a July 29, 1997 conference.

                 On August 8, 1997, the Company filed a report on Form 8-K to file a press release announcing the recision of Charter One's Stock Repurchase Program.

                 On August 27, 1997, the Company filed a report on Form 8-K relating to a slide show presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHARTER ONE FINANCIAL, INC.




Date:  11/14/97     /s/ Robert J. Vana
                     ----------------------------------------------------
                    Robert J. Vana
                    Chief Corporate Counsel and Secretary




Date:  11/14/97      /s/ Richard W. Neu
                     ----------------------------------------------------
                     Richard W. Neu
                     Executive Vice President and Chief Financial Officer