Form 10-K405
period 1997-12-31
CHARTER ONE FINANCIAL INC
filed 1998-03-20
CIK 819692

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K


(Mark One)

[X ] Annual  Report  pursuant  to  section  13 or  15(d)  of the  Securities
     Exchange Act of 1934

For the fiscal year ended DECEMBER 31, 1997, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  -------------

COMMISSION FILE NUMBER 0-16311

                           CHARTER ONE FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                   34-1567092
                    --------                                   ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                          Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                             44114
-------------------------------------                             -----
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

Yes   X     No
   --------   ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes   X     No
   --------   ---------

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1998 was $3,655,667,000. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. The number of shares outstanding of the registrant's sole class of common stock as of February 27, 1998 was 63,992,762.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement for the April 22, 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

================================================================================

                                TABLE OF CONTENTS

ITEM
NUMBER                                                                                                     PAGE
------                                                                                                     ----

                                                      PART I
   1.        Business
               General...................................................................................    1
               Market Area and Competition...............................................................    1
               Discussion of Forward-looking Statements..................................................    1
               Lending Activities........................................................................    2
               Sources of Funds..........................................................................    3
               Regulation................................................................................    4
               Executive Officers........................................................................    5
   2.        Properties..................................................................................    5
   3.        Legal Proceedings...........................................................................    5
   4.        Submission of Matters to a Vote of Security Holders.........................................    6

                                                      PART II

   5.        Market for Registrant's Common Equity and Related Shareholder Matters.......................    6
   6.        Selected Financial Data.....................................................................    7
   7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.......    8
   7A.       Quantitative and Qualitative Disclosure About Market Risk...................................   24
   8.        Financial Statements and Supplementary Data.................................................   24
   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......   57

                                                     PART III

  10.        Directors and Executive Officers of the Registrant..........................................   57
  11.        Executive Compensation......................................................................   57
  12.        Security Ownership of Certain Beneficial Owners and Management..............................   57
  13.        Certain Relationships and Related Transactions..............................................   57

                                                      PART IV

  14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   57

Signatures...............................................................................................

Exhibit Index............................................................................................

                                     PART I

                           CHARTER ONE FINANCIAL, INC.

ITEM 1.   BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a unitary savings institution holding company headquartered in Cleveland, Ohio. Charter One's business has consisted primarily of the business of Charter One Bank (the "Bank") and its subsidiaries. The Bank operates through 220 banking offices: 100 in Ohio (under the name Charter One Bank), 82 in Michigan (under the name First Federal of Michigan), and 38 in Western New York (under the name Rochester Community Savings Bank). The Bank and other subsidiaries are engaged in a variety of financial services businesses. In addition to the general business of attracting deposits and making real estate and other loans, the Company is engaged in mortgage banking, automobile lending, equipment leasing, data processing, real estate appraisal, and retail brokerage services. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - "Holding Company Business" and "Acquisitions" set forth in Item 7 of this Form 10-K for additional discussion of the Company's business.

The Company has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 2 of the "Notes to the Consolidated Financial Statements" (the "Notes") set forth in Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and asset acquisitions.

MARKET AREA AND COMPETITION

As of December 31, 1997, Charter One Bank was ranked among the five largest thrift institutions in the country and operates 220 banking offices located primarily in Northeast Ohio, Southeast Michigan and Western New York. The market areas served by the Bank include approximately 41% of the population of Ohio, 51% of Michigan, and 12% of New York.

The consumer banking business is highly competitive. The Bank competes actively with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities.

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

Economic Conditions and Real Estate Risk. Charter One's lending operations (exclusive of its mortgage banking and auto finance operations) are primarily concentrated in Ohio, Michigan and Western New York. As a result, the financial condition and results of operations of the Company will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, the Company may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, the Company's ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements.

Interest Rate Risk. Charter One realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. As a result, significant shifts in interest rates could affect the accuracy of previously made forward-looking statements. See MD&A - "Quantitative and Qualitative Discussion About Market Risk."

LENDING ACTIVITIES

General. The composition of Charter One's loans and leases held for investment is summarized below. Additional discussion of the Company's lending activities is included in MD&A - "Financial Condition - Loans and Leases" and Notes 1 and 6 of the Notes.

                                                           COMPOSITION OF LOANS AND LEASES
                                                                  AT DECEMBER 31,
                                      ----------------------------------------------------------------------
                                               1997                      1996                     1995
                                      -------------------      ----------------------     -------------------
                                                    % OF                        % OF                    % OF
                                         AMOUNT     TOTAL         AMOUNT        TOTAL       AMOUNT      TOTAL
                                      -----------   -----      ------------     -----     ------------  -----
                                                               (DOLLARS IN THOUSANDS)
Real estate mortgage
  loans:
    Permanent:
      One-to-four family ..........  $  7,830,344    63.3%     $  6,667,514      66.9%     $ 5,887,570   69.1%
      Multifamily .................       255,952     2.1           303,922       3.1          377,717    4.4
      Commercial
        real estate ...............       334,362     2.7           387,617       3.9          419,798    4.9
                                      -----------   -----      ------------     -----     ------------  -----
          Total permanent .........     8,420,658    68.1         7,359,053      73.9        6,685,085   78.4
    Construction:
      One-to-four family ..........       318,529     2.6           271,438       2.7          133,929    1.6
      Multifamily .................        34,058      .3            14,517        .1           11,495     .1
      Commercial
        real estate ...............        23,006      .2            19,122        .2           38,710     .5
                                      -----------   -----      ------------     -----     ------------  -----
          Total
            construction ..........       375,593     3.1           305,077       3.0          184,134    2.2
                                      -----------   -----      ------------     -----     ------------  -----
            Total mortgage
              loans ...............     8,796,251    71.2         7,664,130      76.9        6,869,219   80.6
Automobile loans ..................     1,543,728    12.5           991,802      10.0          807,629    9.5
Other consumer loans ..............     1,598,754    12.9         1,145,898      11.5          811,664    9.5
Lease financings ..................       439,004     3.5           251,133       2.5          131,352    1.5
Business loans ....................       172,039     1.4           108,992       1.1           74,511     .9
                                      -----------   -----      ------------     -----     ------------  -----
             Total loans
               and leases .........    12,549,776   101.5        10,161,955     102.0        8,694,375  102.0
Less net items ....................      (189,642)   (1.5)         (194,326)     (2.0)        (172,850)  (2.0)
                                      -----------   -----      ------------     -----     ------------  -----
  Loans and
    leases, net.........              $12,360,134   100.0%     $  9,967,629     100.0%    $  8,521,525  100.0%
                                      ===========   =====      ============     =====     ============  =====

                                                 COMPOSITION OF LOANS AND LEASES
                                                        AT DECEMBER 31,
                                      -------------------------------------------------
                                               1994                      1993
                                      -------------------      ----------------------
                                                    % OF                        % OF
                                         AMOUNT     TOTAL         AMOUNT        TOTAL
                                      -----------   -----      ------------     -----
                                                 (DOLLARS IN THOUSANDS)
Real estate mortgage
  loans:
    Permanent:
      One-to-four family ..........    $5,952,520    71.3%       $6,333,757       73.1
      Multifamily..................       423,339     5.1           492,425        5.7
      Commercial
        real estate ..............        420,774     5.0           518,130       6.00
                                       ----------   -----        ----------      -----
          Total permanent ........      6,796,633    81.4         7,344,312       84.8
    Construction:
      One-to-four family .........        133,659     1.6           125,198        1.5
      Multifamily ................          7,645      .1             3,281          -
      Commercial
        real estate ..............         33,907      .4            34,959         .4
                                       ----------   -----        ----------      -----
          Total
            construction .........        175,211     2.1           163,438        1.9
                                       ----------   -----        ----------      -----
         Total mortgage
              loans ...............     6,971,844    83.5         7,507,750       86.7
Automobile loans ..................       748,707     9.0           560,386        6.5
Other consumer loans ..............       705,962     8.4           677,364        7.8
Lease financings ..................             -       -                 -          -
Business loans ....................       100,149     1.2           120,334        1.4
                                       ----------   -----        ----------      -----
             Total loans
               and leases .........     8,526,662   102.1         8,865,834      102.4
Less net items ....................      (174,578)   (2.1)         (209,103)      (2.4)
                                       ----------   -----        ----------      -----
  Loans and
    leases, net ...................    $8,352,084   100.0%       $8,656,731      100.0%
                                       ==========   =====        ==========      =====


As of December 31, 1997, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank's total loans and leases that is not included as a loan or lease category in the table above.

The following table reflects the principal repayments contractually due (assuming no prepayments) on the Bank's construction and business loan portfolio at December 31, 1997. Management expects prepayments will cause actual maturities to be shorter.

                                              CONTRACTUAL MATURITIES

                                                                       PRINCIPAL REPAYMENTS CONTRACTUALLY DUE IN THE
                                                                                YEAR(S) ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                                   1999-    2004 AND
                                                                         1998      2003    THEREAFTER     TOTAL
                                                                         ----      ----    ----------     -----
                                                                                  (DOLLARS IN THOUSANDS)

Construction loans................................................... $ 225,567    44,176           -       269,743
Business loans.......................................................    45,253    86,606      34,679       166,538
                                                                       --------  --------  ----------  ------------
   Total(1).......................................................... $ 270,820   130,782      34,679       436,281
                                                                       ========  ========  ==========  ============

---------------------------


(1) Of the $165.5 million of loans due after December 31,1998, 31% are fixed rate and 69% are adjustable rate.

SOURCES OF FUNDS

General. Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and securities. See MD&A - "Financial Condition - Deposits and Other Sources of Funds" and "Liquidity", and Notes 9, 10, 11 and 12 of the Notes for additional information about deposits and borrowings.

Deposits. The following table indicates the amount of the Bank's certificates of deposit and other deposits of $100,000 or more by the time remaining until maturity as of December 31, 1997.

                                                                               CERTIFICATES  CHECKING, SAVINGS AND
                   TIME TO MATURITY AS OF DECEMBER 31, 1997                     OF DEPOSIT   MONEY MARKET ACCOUNTS
                   ----------------------------------------                    ------------  ---------------------
                                                                                      (DOLLARS IN THOUSANDS)
Three months or less...........................................................  $ 287,424           795,484
Three through six months.......................................................    206,863                 -
Six through twelve months......................................................    171,504                 -
Over twelve months.............................................................    167,420                 -
                                                                                  --------          --------
   Total.......................................................................  $ 833,211           795,484
                                                                                  ========          ========

Borrowings.

The following table sets forth certain information regarding short-term borrowings at the end of and during the periods indicated. The Company's short-term borrowings consist entirely of reverse repurchase agreements.

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------
                                                                       1997             1996            1995
                                                                       ----             ----            ----
                                                                               (DOLLARS IN THOUSANDS)
Borrowings outstanding at end of period..........................   $  210,002          626,849       1,512,581
Weighted average rate at end of period(1)........................         5.84%            5.49%           5.93%
Maximum month-end balance of borrowings during
  the period.....................................................   $  361,182        1,451,267       3,447,114
Approximate average borrowings outstanding during
  the period(2)..................................................      205,708        1,023,638       2,791,250
Approximate weighted average rate during the period(1)...........         5.80%            5.48%           5.98%

---------------------------

(1) Does not include the annualized effect of interest rate risk management instruments.

(2) Computed on a daily basis.

Further reference is made to Notes 10, 11 and 12 of the Notes for an analysis of FHLB advances, reverse repurchase agreements and other borrowings. See also Note 13 of the Notes for information regarding the interest rate risk management instruments used to modify the terms of liabilities.

REGULATION

General. Charter One is a savings and loan holding company and, as such, is subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank is a federally chartered savings bank and is a member of the Federal Home Loan Bank ("FHLB") system, while its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The lending activities of the Bank must comply with various state and federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also conducts examinations of SAIF members. The Bank must file reports with the OTS describing its activities and financial condition. This supervision and regulation is intended primarily for the protection of depositors.

The laws and regulations governing savings institutions have been through at least two major revisions in recent years. First, the Riegle-Neal Interstate Banking and Efficiency Act of 1994, effective June 1, 1997 provided commercial banks interstate branching rights which could result in more intense competition from out of state banks. Second, on September 30, 1996, the Regulatory Paperwork Reduction Act was signed into law. Among other things this legislation eliminated the premium differential between SAIF-insured institutions and Bank Insurance Fund ("BIF") insured institutions. The new legislation also provides for the merger of SAIF and BIF if certain conditions are met by January 1, 1999.

See MD&A - "Capital and Dividends" and Note 16 of the Notes for a discussion of the Bank's capital calculation and its compliance with regulatory capital requirements and the Prompt Corrective Action Act at December 31, 1997.

EXECUTIVE OFFICERS

Executive Officers of the Registrant. The executive officers of the Company, each of whom is currently an executive officer of the Bank, are identified below. The executive officers of the Company are elected annually by its Board of Directors to serve until the next annual election of officers following the annual meeting of shareholders.

                                   AGE AT
                                DECEMBER 31,                                                                OFFICER
               NAME                 1997                                 POSITION                            SINCE
               -----            ------------                             --------                           -------

Charles John Koch...............     51     Chairman of the Board, President and Chief Executive Officer     1987
Mark D. Grossi..................     44     Executive Vice President                                         1992
John David Koch.................     45     Executive Vice President                                         1987
Richard W. Neu..................     41     Executive Vice President and Chief Financial Officer             1995
Robert J. Vana..................     47     Senior Vice President, Chief Corporate Counsel and
                                            Corporate Secretary                                              1987

Charles John Koch has been President of the Bank since 1980 and was Chief Operating Officer of Charter One from 1980 to 1988, when he was appointed Chief Executive Officer of Charter One. In February 1995, he was appointed Chairman of the Board of the Company and of the Bank. Mr. Koch is the brother of John David Koch.

Mark D. Grossi is an Executive Vice President of the Company and of the Bank, and has been responsible for retail banking and branch administration since the Company's merger with First American Savings Bank in 1992.

John David Koch joined the Bank in 1982 and is Executive Vice President of the Company and of the Bank. Mr. Koch is responsible for the credit and lending functions of the Bank and has management responsibility for numerous subsidiary corporations. Mr. Koch is the brother of Charles John Koch.

Richard W. Neu is Executive Vice President and Chief Financial Officer of the Company and the Bank. He joined Charter One in 1995 following the Company's merger with FirstFed Michigan Corporation. Prior to the merger he had served as FirstFed's Executive Vice President and Chief Financial Officer.

Robert J. Vana has been Chief Corporate Counsel and Corporate Secretary of the Company since 1988 and joined the Bank as Senior Vice President and Corporate Secretary in 1982.


ITEM 2.    PROPERTIES

Charter One's and the Bank's executive offices are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by a subsidiary of the Bank. The Bank also maintains an operations center in a single-story building owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including a 23-story office building in Detroit, a four-story office building in Rochester, a nine-story office building in Toledo, and a four-story office building in downtown Canton. The buildings each include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

As of December 31, 1997, in addition to the Bank's 220 banking locations, the Bank and its subsidiaries operated 37 loan production offices in 14 states. At December 31, 1997, the Bank owned 65 of these banking facilities and leased the remainder. The Bank operates 221 ATMs at various banking offices and is a member of the Money Access Center System ("MAC"), which provides its customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

ITEM 3.    LEGAL PROCEEDINGS

The Bank and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of the Bank, except as discussed below.

Prior to the merger with FirstFed Michigan Corporation, Charter One and FirstFed each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. FIRST FEDERAL OF MICHIGAN V. UNITED STATES, No. 95-464C was filed in the United States Court of Federal Claims on July 20, 1995. CHARTER ONE BANK, F.S.B. V. UNITED STATES, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government's breach of four separate contractual agreements, have been consolidated and the case is proceeding under docket number 95-464C pursuant to the terms of a Case Management Order ("CMO") entered by the Court to govern all similar goodwill/contract cases.

Pursuant to that CMO, Charter One filed a motion for summary judgment on liability as to two of the four contractual agreements at issue on Charter One's complaint. That motion is currently pending. On December 22, 1997 the Court ruled in favor of four thrifts with pending motions for summary judgment on liability. In the December 22, 1997 opinion the Court barred the government from raising in the future certain defenses for breach of contract liability which the Court rejected in the four cases. SEE CALIFORNIA FEDERAL BANK ET AL V. U.S., No. 92- 138C (December 22, 1997).

The status of the litigation is dependent to some degree upon factors which are out of the control of Charter One, including, but not limited to, the outcome of the damages litigation in GLENDALE FEDERAL BANK V. U.S., No. 90-772C and STATESMAN SAVINGS BANK V. U.S., No. 90-773C in the United States Court of Federal Claims. On July 1, 1996, the United States Supreme Court affirmed the Court of Federal Claims' finding that the government had breached contractual agreements with Glendale and with Statesman by reversing its prior agreement to recognize supervisory goodwill and capital credits as assets includible in regulatory capital. Those cases were remanded to the Court of Federal Claims for a trial on damages. The Glendale damages trial is pending before Chief Judge Smith. The trial in Statesman is scheduled to begin on May 11, 1998 before Judge Miller. The Court had indicated that decisions in GLENDALE and in STATESMAN should be expected approximately 90 days after the conclusion of the damages trials.

Under the CMO, trials in other pending cases are expected to commence following the conclusion of the trials in the GLENDALE and STATESMAN cases. However, due to the number of pending cases, the CMO provides for a sequencing process whereby a limited number of cases proceed to pre-trial discovery and to trial in a given calendar year. Charter One's case has been assigned to the second group of cases, and as such, is currently scheduled to begin pretrial discovery on April 1, 1999. Due to the pendency of these other related cases, and the uncertainty inherent in litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of the Company was held on October 3, 1997. There were two proposals voted upon by proxies representing 42,327,383 shares of common stock, or 92% of the total outstanding shares in the following manner:

Proposal I was to adopt the Agreement and Plan of Merger and Reorganization, dated as of May 21, 1997, by and between Charter One, Charter Michigan Bancorp, Inc., Charter One Bank, F.S.B., RCSB Financial, Inc. and Rochester Community Savings Bank. There were 42,327,383 votes cast as follows: 39,572,744 for, 108,970 against, 135,297 abstain, and 2,510,372 broker no-vote.

Proposal II was to adopt an amendment to the Charter One Second Restated Certificate of Incorporation authorizing the number of directors on the Charter One Board of Directors to be fixed by the Charter One Bylaws. There were 42,327,383 votes cast as follows: 41,636,343 for, 520,434 against, 170,606 abstain and zero broker no-vote.


                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
             MATTERS

See MD&A - "Capital and Dividends" for information required by this item.

ITEM 6.      SELECTED FINANCIAL DATA

                                                 FIVE-YEAR SUMMARY


                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       1997       1996(1)      1995(1)       1994(1)      1993(1)
                                                       ----       ----         ----          ----         ----
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA(2):
Interest income..................................  $ 1,377,687    1,293,883    1,356,831    1,262,829     1,331,566
Interest expense.................................      850,724      785,323      918,804      825,532       914,101
                                                   -----------      -------       ------       ------        ------
Net interest income..............................      526,963      508,560      438,027      437,297       417,465
Provision for loan and lease losses..............       40,861       17,549        8,664       19,044        20,580
                                                   -----------      -------       ------       ------        ------
Net interest income after provision
  for loan and lease losses......................      486,102      491,011      429,363      418,253       396,885
Other income:
  Net gain (loss)................................       (3,074)       1,753      (93,527)    (116,736)        8,991
  Other..........................................      113,885      114,484       90,343       82,409        96,426
Administrative expenses..........................      373,930      357,193      322,637      305,502       404,794
                                                   -----------      -------       ------       ------        ------
Income before income taxes and
  extraordinary item.............................      222,983      250,055      103,542       78,424        97,508
Income taxes.....................................       71,847       82,628       31,757       18,485        52,534
                                                   -----------      -------       ------       ------        ------
Income before extraordinary item.................      151,136      167,427       71,785       59,939        44,974
Extraordinary item - early
  extinguishment of debt, net of tax
    benefit......................................       (2,727)           -            -      (12,348)            -
                                                   -----------      -------       ------       ------        ------
Net income.......................................  $   148,409      167,427       71,785       47,591        44,974
                                                   ===========      =======       ======       ======        ======

BASIC EARNINGS PER SHARE:
Income before extraordinary item.................  $      2.40         2.64         1.06          .87           .68
Extraordinary item - early
 extinguishment of debt..........................         (.04)           -            -         (.20)            -
                                                   -----------      -------       ------       ------        ------
Net income.......................................  $      2.36         2.64         1.06          .67           .68
                                                   ===========      =======       ======       ======        ======

DILUTED EARNINGS PER SHARE:
Income before extraordinary item.................  $      2.33         2.51         1.04          .87           .68
Extraordinary item - early extinguishment
  of debt........................................         (.04)           -            -         (.20)            -
                                                   -----------      -------       ------       ------        ------
Net income.......................................  $      2.29         2.51         1.04          .67           .68
                                                   ===========      =======       ======       ======        ======
Dividends declared and paid per
 common share(3).................................  $       .95          .82          .68          .53           .38
Common stock price range:
  High...........................................        64.00        42.62        30.28        21.77         22.68
  Low............................................        39.17        25.85        17.12        16.10         15.42
  Close..........................................        63.13        40.00        27.78        17.23         17.91
Dividend payout ratio(3).........................        41.48%       32.21%      100.00            *         18.34%

---------------------------


*   Not meaningful.

(1) As restated for applicable mergers and acquisitions. See Note 2 to the Consolidated Financial Statements.

(2) Due to the effect of acquisitions, amounts are not necessarily indicative of future results.

(3) The amounts presented herein are historical per share amounts declared and paid by the Company, as adjusted for stock splits and stock dividends. No adjustment has been made for mergers accounted for as pooling of interests.

                                                              FIVE-YEAR SUMMARY (CONTINUED)
                                                           AT AND FOR THE YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                1997         1996(1)       1995(1)       1994(1)       1993(1)
                                                ----         ----          ----          ----          ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL CONDITION AND
 OTHER DATA:
Cash, federal funds sold and other......... $    239,716       334,596       753,161       426,040       473,046
Investment securities......................      582,589       246,060       409,880       473,038       435,258
Mortgage-backed securities.................    5,285,482     6,359,463     6,794,491     7,915,186     7,872,284
Loans and leases, net......................   12,701,805    10,118,066     8,649,620     8,449,525     9,111,694
Other assets...............................      950,673       827,377       843,147       684,433       744,484
                                            ------------    ----------    ----------    ----------    ----------
  Total assets............................. $ 19,760,265    17,885,562    17,450,299    17,948,222    18,636,766
                                            ============    ==========    ==========    ==========    ==========
Deposits................................... $ 10,219,200    10,209,847     9,235,461     9,165,967     9,970,224
FHLB advances..............................    5,370,503     3,426,783     3,837,494     3,758,222     2,876,774
Other borrowings...........................    2,326,322     2,636,362     2,593,630     3,462,312     4,011,682
Other liabilities..........................      467,351       366,983       522,951       391,051       563,535
Shareholders' equity.......................    1,376,889     1,245,587     1,260,763     1,170,670     1,214,551
                                            ------------    ----------    ----------    ----------    ----------
  Total liabilities and shareholders'
   equity.................................. $ 19,760,265    17,885,562    17,450,299    17,948,222    18,636,766
                                            ============    ==========    ==========    ==========    ==========
Total assets as initially reported(2)...... $ 19,760,265    13,893,841    13,558,361     6,130,172     5,215,426
Loan servicing portfolio...................    9,084,871    10,653,969     9,176,432     6,479,604     4,860,865
Number of offices:
  Full service branches....................          220           207           189           187           214
  Loan production offices..................           37            49            56            48            43
Number of employees (FTEs).................        4,327         4,199         3,873         3,895         4,448
Book value per share(3).................... $      21.56         19.64         20.00         18.60         19.19
SELECTED RATIOS(4):
Net yield on average interest-
 earning assets............................         2.93%         3.02%         2.48%         2.50%         2.40%
Interest rate spread during
 the period................................         2.64          2.70          2.14          2.25          2.18
Return on average equity...................        11.28         13.25          5.85          4.08          3.88
Return on average assets...................          .79           .96           .39           .26           .25
Average shareholders' equity to
 average assets............................         7.04          7.22          6.71          6.42          6.32
Total shareholders' equity to total
 assets (at end of year)...................         6.97          6.96          7.22          6.52          6.52

---------------------------

(1) As restated for applicable mergers and acquisitions. See Note 2 to the Consolidated Financial Statements.

(2) The amounts presented represent amounts as initially reported by the Company in the respective year's annual report to shareholders.

(3) Per share data has been restated to reflect the 5% stock dividend issued September 30, 1996 and October 31, 1997.

(4) Due to the effect of acquisitions, amounts are not necessarily indicative of future results.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial review presents an analysis of the asset and liability structure of the Company and a discussion of the results of operations for each of the periods presented in the annual report and sources of liquidity and capital resources. Certain statements in this report that relate to Charter One's plans, objectives, or future performance may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting Charter One's business and prospects is contained in the Company's periodic filings with the Securities and Exchange Commission.

HOLDING COMPANY BUSINESS

Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. which is a Michigan corporation organized as a unitary savings and loan holding company, which in turn owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank".) The business of the Bank and, therefore, the primary business of the Company is providing consumer and business banking services to certain major markets in Ohio, Michigan, and, after October 1997, in New York. At the end of 1997 the Bank and its subsidiaries were doing business through 220 full-service banking branches and 37 loan production offices.

ACQUISITIONS

On October 3, 1997, Charter One combined with RCSB Financial, Inc. ("Rochester") in a strategic alliance (the "Rochester Merger") accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the merger have been restated to include the results of Rochester. Rochester was the holding company for Rochester Community Savings Bank ("RCSB"), a $4.1 billion state-chartered bank under the laws of New York. RCSB was also combined with Charter One Bank as of the merger date. RCSB had two significant subsidiaries, American Home Funding ("AHF") a residential mortgage banking subsidiary and American Credit Services, Inc. ("ACSI") an automobile finance company. As of the merger date both became subsidiaries of the Bank. Subsequent to the merger date, the name of AHF was changed to Charter One Mortgage Corp. ACSI will be changing its name to Charter One Auto Finance Corporation some time in the third quarter of 1998. See Note 2 to the Consolidated Financial Statements.

On September 19, 1997, the Company completed the acquisition of Haverfield Corporation ("Haverfield"). Haverfield was the holding company of Home Bank, F.S.B. The acquisition was accounted for using the purchase method of accounting. See Note 2 to the Consolidated Financial Statements.

In 1996, the only merger and acquisition activity was the acquisition of First Nationwide's 21 Michigan branches on June 28 (the "First Nationwide transaction"). The branch deposits totaled $796.7 million and were assumed at a cost of $57.0 million which was reflected as goodwill.

On October 31, 1995, Charter One combined with FirstFed Michigan Corporation ("FirstFed") in a merger of equals (the "FirstFed Merger") which was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the FirstFed Merger have been restated to include the results of FirstFed. FirstFed was the holding company for First Federal of Michigan ("First Federal"), a $7.7 billion savings and loan headquartered in Detroit, Michigan. See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the year ended December 31, 1997, Charter One reported net income of $148.4 million, compared to $167.4 million and $71.8 million in the years ended December 31, 1996 and 1995, respectively. On a diluted per share basis, net income was $2.29, $2.51 and $1.04 in 1997, 1996 and 1995 respectively. As discussed below, 1997 and 1995 operating results were affected by merger-related and other special charges. In addition, the 1996 results were adversely affected by the SAIF assessment discussed below.

1997 Merger-related and Other Special Charges

                                                                                          EFFECT ON YEAR ENDED
                                                                                            DECEMBER 31, 1997
                                                                                         -----------------------
                                                                                          PRETAX         AFTER
                                                                                                          TAX
                                                                                         (DOLLARS IN THOUSANDS)
Rochester merger-related charges:
  Transaction costs...................................................................  $   16,807        13,872
  Severance and other termination costs...............................................      22,227        14,892
  Duplicate assets, lease terminations and other costs to combine operations..........      21,583        14,461
                                                                                         ---------      --------
    Merger-related charges............................................................      60,617        43,225
                                                                                         ---------      --------
Other special charges:
  Valuation adjustment on loan servicing assets.......................................      18,277        12,246
  Additional loan loss reserves provided primarily on auto finance portfolio..........      11,244         7,533
  Asset/liability management actions and other special charges........................      12,369         8,204
                                                                                         ---------      --------
     Other special charges............................................................      41,890        27,983
                                                                                         ---------      --------
          Total merger-related charges and other special charges......................  $  102,507        71,208
                                                                                         =========      ========

1996 Special Charges

During 1996, Congress recapitalized the SAIF through a one-time special assessment of member institutions. The Bank's share of the assessment resulted in an after-tax charge of $37.1 million. Due to the recapitalization, the Bank's deposit insurance rate (including assessments by the Federal Housing Finance Board's Finance Corporation) was reduced to 6.5 basis points in 1997 from 23 basis points in 1996.

1995 Merger-related and Other Special Charges

                                                                                          EFFECT ON YEAR ENDED
                                                                                            DECEMBER 31, 1995
                                                                                         -----------------------
                                                                                          PRETAX         AFTER
                                                                                                          TAX
                                                                                         (DOLLARS IN THOUSANDS)
FirstFed merger-related charges:
  Transaction costs...................................................................  $    5,900         5,900
  Severance and other termination costs...............................................      18,715        12,163
  Duplicate assets, lease terminations, and other costs to combine operations.........      12,913         8,392
                                                                                         ---------      --------
    Merger-related charges............................................................      37,528        26,455
  Asset/liability management actions and other special charges........................     101,752        66,139
                                                                                         ---------      --------
       Total merger-related and other special charges.................................  $  139,280        92,594
                                                                                         =========      ========

PERFORMANCE OVERVIEW

As mentioned previously, the Company's reported results in each of the last three years were significantly affected by merger-related and other special charges. By excluding these charges a more comparable pretax core earnings can be examined.

The following table summarizes the components of adjusted pretax core earnings.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                         1997            1996           1995
                                                                         ----            ----           ----
                                                                               (DOLLARS IN THOUSANDS)
Net interest income.................................................. $  526,963        508,560        438,027
Provision for loan and lease losses..................................     29,617         17,549          8,664
Other income, excluding gains and losses.............................    132,162        114,484         90,343
Administrative expenses..............................................    310,813        300,935        285,109
                                                                      ----------        -------        -------
  Adjusted pretax core earnings...................................... $  318,695        304,560        234,597
                                                                      ==========        =======        =======

In general, the above comparison reflects consistent growth in net interest income, the Company's low credit risk (as characterized by modest provision levels) and an increasing percentage of core earnings being derived by non-interest income. Additionally, the Company's efforts to control overhead costs are illustrated by an efficiency ratio (excluding the SAIF assessment, merger-related charges, and special charges) of 46.6%, 47.6% and 53.4% for 1997,

1996 and 1995, respectively. The efficiency ratio is the ratio of administrative expenses (excluding goodwill amortization) to net interest income and other income exclusive of net gains and losses.

NET INTEREST INCOME

The Bank's net income generally depends upon its net interest income, which is the difference between the interest and dividend income earned on its loans and investments and the interest expense on its deposits and borrowings. Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality as well as general economic conditions and regulatory policies.

Net interest income for 1997 was $527.0 million, an increase of $18.4 million, or 3.6%, over the $508.6 million of net interest income in 1996. This increase was primarily due to growth in interest-earning assets. The average balance of interest-earning assets was $1.2 billion higher for the 12 months ended December 31, 1997 as compared to the same period in 1996. The higher balance of interest-earning assets was achieved primarily with retail loan growth and the acquisition on September 19, 1997 of Haverfield, which had $363.3 million in assets. The higher balances of interest-earning assets caused interest income to increase by $103.2 million for the 12 months ended December 31, 1997. This increase was partially offset by a 2 basis point decrease in the yield on interest-earning assets. The yield on interest-earning assets was 7.65% for 1997 as compared to 7.67% for 1996. The lower yield on assets caused interest income to decrease by $19.4 million.

The growth in interest-earning assets was primarily funded by a $1.1 billion increase in interest-bearing liabilities. The higher balances of interest-bearing liabilities caused interest expense to increase by $53.4 million. The growth of interest-bearing liabilities came almost equally from retail deposits, primarily through acquisitions, and increased borrowings. The cost of interest-bearing liabilities was 5.01% for 1997 as compared to 4.97% for 1996. This increase in the cost of interest-bearing liabilities was primarily driven by market interest rates which caused interest expense to increase by $12.1 million. Overall, the net yield on interest-earning assets declined to 2.93% for 1997 as compared to 3.02% for 1996 and the interest rate spread decreased to 2.64% for 1997 as compared to 2.70% for 1996. These margins narrowed in 1997 primarily as a result of market interest rates, funding of a portion of incremental asset growth by borrowings, and the flattening of the yield curve.

Net interest income for 1996 was $508.6 million, an increase of $70.5 million, or 16.1%, over the $438.0 million of net interest income for 1995. The increase in net interest income was primarily due to a lower cost of interest-bearing liabilities in 1996. The cost of interest-bearing liabilities decreased by 56 basis points to 4.97% for 1996. This lower cost of funds reduced interest expense by $76.3 million to $785.3 million for 1996. The improvement in the cost of funds was primarily the result of the financial restructuring undertaken in the fourth quarter of 1995 in conjunction with the FirstFed Merger. The financial restructuring also reduced the average balance of interest-earning assets by $820 million and the average balance of interest-bearing liabilities by $805 million.

The lower cost of funds for 1996 was the primary reason the interest rate spread improved to 2.70% from 2.14% for 1995. Similarly, the net yield on interest-earning assets increased to 3.02% for 1996 from 2.48% for 1995.

The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Average balances are calculated on a daily basis.

                                                       AVERAGE BALANCES, INTEREST AND YIELDS/COSTS

                                                                YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------------
                                          1997                           1996                            1995
                            ------------------------------ ------------------------------  ------------------------------
                                                     AVG.                           AVG.                            AVG.
                              AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE                YIELD/
                              BALANCE   INTEREST     COST    BALANCE    INTEREST    COST    BALANCE    INTEREST     COST
                            ----------- ---------    ----   ----------  ---------   ----   ----------  ---------    ----
                                                        (DOLLARS IN THOUSANDS)
Interest-earning
 assets:
  Loans and lease
   financings(1) ...........$11,371,601 $ 910,368    8.01%  $9,471,066  $ 775,197   8.18%  $8,714,852   $ 724,488    8.31%
  Mortgage-backed
   securities:
    Available for sale .....  1,084,109    74,993     6.92    1,174,538     81,389   6.93      373,360     26,269    7.04
    Held to maturity .......  4,786,803   339,685     7.10    5,491,661    389,955   7.10    7,230,550    514,798    7.12
  Investment
  securities available
    for sale ...............    354,565    24,160     6.81      321,711     21,285   6.62      897,186     59,964    6.68
  Other interest-
   earning assets ..........    418,007    28,481     6.72      400,643     26,057   6.50      463,663     31,312    6.75
                            ----------- ---------            ----------  ---------          ----------  ---------
      Total interest-
       earning assets ...... 18,015,085 1,377,687     7.65   16,859,619 1,293,883    7.67   17,679,611  1,356,831    7.67
                            ----------- ---------            ----------  ---------          ----------  ---------
Allowance for loan
 and lease losses ..........    (96,006)                        (92,421)                       (89,557)
Noninterest-earning
 assets(2) .................    759,153                         714,294                        683,894
                              ---------                       ---------                      ---------
        Total assets .......$18,678,232                     $17,481,492                    $18,273,948
                              =========                       =========                      =========
Interest-bearing
 liabilities:
  Deposits:
    Checking
      accounts .............$ 1,108,202    12,366     1.12   $  975,637     12,457   1.28   $  850,491     12,404    1.46
    Money market
      accounts .............  1,655,548    57,234     3.46    1,343,085     45,546   3.39    1,126,853     37,063    3.29
    Savings accounts .......  1,310,958    31,003     2.36    1,418,157     34,850   2.46    1,592,499     39,088    2.45
    Certificates of
      deposit ..............  6,160,824   353,298     5.73    5,922,798    336,008   5.67    5,736,409    350,729    6.11
                            ----------- ---------            ----------  ---------          ----------  ---------
       Total deposits ...... 10,235,532   453,901     4.43    9,659,677    428,861   4.44    9,306,252    439,284    4.72
                            ----------- ---------            ----------  ---------          ----------  ---------
  FHLB advances ............  3,941,310   229,341     5.80    3,546,310    204,265   5.76    3,557,888    217,350    6.11
  Other borrowings .........  2,759,090   167,482     6.00    2,593,276    152,197   5.87    3,740,498    262,170    7.01
                            ----------- ---------            ----------  ---------          ----------  ---------
      Total borrowings .....  6,700,400   396,823     5.88    6,139,586    356,462   5.81    7,298,386    479,520    6.57
                            ----------- ---------            ----------  ---------          ----------  ---------
      Total interest-
       bearing
       liabilities ......... 16,935,932   850,724     5.01   15,799,263    785,323   4.97   16,604,638    918,804    5.53
                                         --------                         --------                       --------
Noninterest-bearing
 liabilities ...............    426,440                         419,085                        442,624
                              ---------                       ---------                      ---------
     Total liabilities ..... 17,362,372                      16,218,348                     17,047,262
Shareholders' equity .......  1,315,860                       1,263,144                      1,226,686
                              ---------                       ---------                      ---------
  Total liabilities
         and share-
         holders' equity ...$18,678,232                     $17,481,492                    $18,273,948
                            ===========                     ===========                    ===========
Net interest income ........             $526,963                        $ 508,560                       $438,027
                                      ===========                        =========                       ========
Interest rate spread                                  2.64                           2.70                            2.14
                                                     =====                          =====                          ======
Net yield on average
 interest-earning
 assets                                               2.93                           3.02                            2.48
                                                     =====                          =====                          ======
Average interest-
 earning assets to
 average interest-
 bearing liabilities                                106.37%                        106.71%                         106.47%
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

                                                              RATE/VOLUME ANALYSIS

                                    YEAR ENDED DECEMBER 31, 1997 V. 1996   YEAR ENDED DECEMBER 31, 1996 V. 1995
                                    ------------------------------------   ------------------------------------
                                    INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                    --------------------------             --------------------------
                                      RATE(1)     VOLUME(1)     TOTAL         RATE(1)      VOLUME(1)     TOTAL
                                      -------     ---------     -----         -------      ---------     -----
                                                                  (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases                   $(20,946)     156,117      135,171       (11,186)      61,895       50,709
  Mortgage-backed securities:
    Available for sale                   (141)      (6,255)      (6,396)         (391)      55,511       55,120
    Held to maturity                     (251)     (50,019)     (50,270)       (1,363)    (123,480)    (124,843)
  Investment securities available
    for sale                              651        2,224        2,875          (599)     (38,080)     (38,679)
  Other interest-earning assets         1,261        1,163        2,424        (1,122)      (4,133)      (5,255)
                                      --------   ----------  -----------     ---------  -----------   ----------
     Total                            (19,426)     103,230       83,804       (14,661)     (48,287)     (62,948)
                                      --------   ----------  -----------     ---------  -----------   ----------
Interest expense:
  Checking, savings and
   money market accounts                  785        6,965        7,750           935        3,363        4,298
  Certificates of deposit               3,671       13,619       17,290       (26,791)      12,070      (14,721)
  FHLB advances                         2,180       22,896       25,076       (12,380)        (705)     (13,085)
  Other borrowings                      5,414        9,871       15,285       (38,111)     (71,862)    (109,973)
                                      --------   ----------  -----------     ---------  -----------   ----------
     Total                             12,050       53,351       65,401       (76,347)     (57,134)    (133,481)
                                      --------   ----------  -----------     ---------  -----------   ----------
Change in net interest income        $(31,476)      49,879       18,403        61,686        8,847       70,533
                                      ========   ==========  ===========     =========  ===========   ==========


---------------------------


(1) Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.


PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses represents a charge against current earnings in order for management to maintain the allowance for loan and lease losses at a level that will absorb estimated future loan and lease charge-offs. The provision for loan and lease losses was $40.9 million in 1997, $17.5 million in 1996 and $8.7 million in 1995. The increase in the provision was primarily due to consumer credit (primarily in the auto finance area) and auto repossession loss trends in the second half of 1997. Due to the loss trends, management has shifted the mix of future indirect auto financing business to a higher concentration of prime credits than that previously originated. The provision also increased due to growth in the loan and lease portfolio and the change in the mix of the portfolio. Nonperforming loans and leases as a percentage of total loans and leases was .49% at December 31, 1997. This was an improvement over the December 31, 1996 and 1995 ratios of .56% and .78%, respectively. Net loan and lease charge-offs have remained low. They were .22%,
 .15% and .11% of average loan and lease balances for 1997, 1996 and 1995, respectively. See "Financial Condition - Loans and Leases" for a further discussion about nonperforming assets and the allowance for loan and lease losses.

OTHER INCOME

Other income for 1997 was $110.8 million, a decrease of $5.4 million, or 4.7%, as compared to the 1996 amount of $116.2 million. This decrease was primarily due to a pretax valuation adjustment of $18.3 million on the mortgage servicing rights at the Bank's mortgage banking subsidiary, Charter One Mortgage Corp. This valuation adjustment was recognized in the fourth quarter of 1997 as a result of the then current interest rate environment and projected increases in mortgage prepayments. Mortgage servicing assets had a net book value of $81.8 million at December 31, 1997 on a portfolio of loans serviced for others of $9.1 billion. As a result of this valuation adjustment, mortgage banking income was down $14.1 million to $38.9 million for 1997. This was almost entirely offset by an increase in retail banking income which increased by $13.8 million , or 25.9%, to $67.1 million for 1997. The increase in retail banking income was primarily attributable to growth in checking account fee income which resulted from an increase in the number of accounts as well as a revised fee structure.

Other income was $116.2 million for 1996 as compared to a negative $3.2 million in 1995. Other income for 1995 was negative as a result of the financial repositioning implemented in conjunction with the FirstFed Merger. The swap terminations in that repositioning resulted in a loss of $76.2 million in 1995. There was no similar event in 1996. Other net gains and losses on the sales of investments and mortgage-backed securities during 1996 improved by $34.9 million as compared to 1995 also due to the financial repositioning that occurred in 1995. Mortgage banking income increased by $13.7 million in 1996 as a result of increases in the portfolio of loans serviced for others as well as increases in the sales of loan servicing. Retail banking fee income increased by $11.2 million in 1996 primarily as a result of the Bank rolling out its checking account and tax deferred annuity products along with brokerage services to the Michigan market in 1996.

ADMINISTRATIVE EXPENSES

Administrative expenses for 1997 were $373.9 million as compared to $357.2 million for 1996. Each year had some large nonrecurring expenses. There were $60.6 million in merger-related expenses and $2.5 million in other special charges recorded in 1997 and $56.3 million of expenses related to the SAIF recapitalization in 1996. Excluding these transactions, administrative expenses were $310.8 million in 1997, an increase of $9.9 million, or 3.3%, as compared to $300.9 million for 1996. Expanded retail operations was the primary reason for the increase in administrative expenses. The Bank increased retail operations by 17 branches in the Detroit metropolitan area in June of 1996 due to the First Nationwide Transaction and eight branches in the Cleveland metropolitan area as a result of the Haverfield purchase in September of 1997. Other cost increases were substantially offset by lower deposit insurance premiums. Overall, the Bank's operating expenses to average assets, excluding the merger expenses, other special charges and SAIF recapitalization cost mentioned above, was 1.66% in 1997 and 1.72% in 1996.

Administrative expenses for 1996 were $357.2 million as compared to $322.6 million in 1995. Again, each year had significant nonrecurring expenses. As mentioned above, the SAIF recapitalization resulted in a $56.3 million expense in 1996 and the FirstFed Merger in 1995 resulted in $37.5 million of merger-related expenses. Excluding these charges, administrative expenses were $300.9 million in 1996, a $15.8 million, or 5.6%, increase over the 1995 total of $285.1 million. Expansion of retail operations in the Michigan market, including the First Nationwide Transaction, was the primary reason for this increase in administrative expenses.

INCOME TAX EXPENSE

The provision for income taxes was $71.8 million for 1997 as compared to $82.6 million for 1996. This decrease was primarily attributable to a decrease in pretax book income. The effective tax rate was 32% in 1997 and 33% in 1996. See
Note 14 to the Consolidated Financial Statements for a further analysis of the effective tax rate.

The provision for income taxes for 1996 was $82.6 million as compared to $31.8 million for 1995. The primary reason was the increase in pretax book income. The effective tax rates for 1996 and 1995 were 33% and 31%, respectively.

FINANCIAL CONDITION

Consolidated assets of the Company were $19.8 billion at December 31, 1997, an increase of $1.9 billion, or 10.6%, from December 31, 1996. The increase in assets was primarily due to the growth in the loan and lease portfolio in 1997.

LOANS AND LEASES

Total loans and leases at December 31, 1997 totaled $12.7 billion, up from $10.1 billion at December 31, 1996. The $2.6 billion, or 25.5%, increase was primarily due to significant growth in loan and lease originations as the Bank originated $6.9 billion of new loans and leases in 1997 which represented a 13.8% increase over the $6.1 billion of loan and lease originations in 1996. During 1997 the consumer loan portfolio grew by $462.1 million, or 40.4%, and the auto loan portfolio grew by $526.0 million, or 51.8%, over 1996. Over the past few years, management has emphasized growth in the consumer and auto loan portfolio due to the shorter terms and higher yields. The Bank's consumer loan portfolio is primarily secured by residential real estate properties.

The following table summarizes the loan and lease activity for each of the past three years.

                             LOAN AND LEASE ACTIVITY

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------
                                                                              1997         1996         1995
                                                                              ----         ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family................................................  $ 3,956,445    3,941,861     2,114,764
      Multifamily.......................................................       23,932       48,224        29,093
      Commercial........................................................       81,099       74,319        56,743
                                                                           ----------   ----------   -----------
        Total permanent.................................................    4,061,476    4,064,404     2,200,600
                                                                           ----------   ----------   -----------
    Construction:
      One-to-four family................................................      373,379      320,967       176,503
      Multifamily.......................................................       24,894        5,910        10,781
      Commercial........................................................       23,095       17,246        22,922
                                                                           ----------   ----------   -----------
        Total construction..............................................      421,368      344,123       210,206
                                                                           ----------   ----------   -----------
          Total real estate loans originated............................    4,482,844    4,408,527     2,410,806
  Consumer line of credit draws.........................................      350,515      265,912       187,964
  Consumer..............................................................      534,565      446,265       183,303
  Automobile............................................................    1,089,546      609,644       391,112
  Business line of credit draws.........................................      111,347       90,255        66,790
  Business..............................................................       82,564       44,487        21,290
  Lease financings......................................................      256,114      205,789        82,585
                                                                           ----------   ----------   -----------
        Total loans and lease financings originated.....................    6,907,495    6,070,879     3,343,850
                                                                           ----------   ----------   -----------
  Loans purchased.......................................................      295,318           92       258,020
                                                                           ----------   ----------   -----------
  Sales and principal reductions:
    Loans sold..........................................................    1,741,078    2,026,024     1,400,687
    Principal reductions................................................    2,882,679    2,547,738     2,001,734
                                                                           ----------   ----------   -----------
        Total sales and principal reductions............................    4,623,757    4,573,762     3,402,421
                                                                           ----------   ----------   -----------
          Increase before net items.....................................  $ 2,579,056    1,497,209       199,449
                                                                           ==========   ==========   ===========

The following table sets forth certain information concerning Charter One's nonperforming assets as of the past five year ends. The table illustrates there has been a significant improvement in recent years in the balances and ratios of nonperforming assets. While these trends are favorable, there are inherent risks and uncertainties related to the operation of a financial institution. Therefore, the possibility exists that an abrupt downturn in the economic environment could result in higher levels of nonperforming assets.

                                               NONPERFORMING ASSETS
                                                                                 DECEMBER 31,
                                                               -------------------------------------------------
                                                                1997      1996      1995       1994       1993
                                                                ----      ----      ----       ----       ----
                                                                             (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Real estate loans:
      One-to-four family..................................... $ 32,154    27,624    35,071     36,095     55,154
      Multifamily and commercial.............................    3,794     3,867     4,409      7,273     18,195
      Construction and land..................................    1,943       827     1,463      2,596      2,717
                                                               -------   -------   -------    -------   --------
        Total real estate loans..............................   37,891    32,318    40,943     45,964     76,066
    Consumer.................................................        -       690     1,993      1,641      3,840
    Automobile...............................................        -         -         -          -          -
    Business.................................................      716        95         -         77        610
    Lease financings.........................................        -         -        27          -          -
                                                               -------   -------   -------    -------   --------
        Total nonaccrual loans and leases....................   38,607    33,103    42,963     47,682     80,516
                                                               -------   -------   -------    -------   --------
  Accruing loans and leases delinquent more than 90 days:
    Real estate loans:
      One-to-four family.....................................    8,356     5,961     2,002      2,781      1,228
      Multifamily and commercial.............................        -         -       893        855      1,527
      Construction and land..................................        -         -         -        207        101
                                                               -------   -------   -------    -------   --------
        Total real estate loans..............................    8,356     5,961     2,895      3,843      2,856
    Consumer.................................................    4,671       716       305        546      1,621
    Automobile...............................................    3,547     1,489     2,531      1,621        725
    Business.................................................      290        58         -         17        222
    Lease financings.........................................        -         -         -          -          -
                                                               -------   -------   -------    -------   --------
        Total accruing loans and leases
          delinquent more than 90 days.......................   16,864     8,224     5,731      6,027      5,424
                                                               -------   -------   -------    -------   --------
  Restructured real estate loans.............................    6,722    15,294    18,835     18,479     26,018
                                                               -------   -------   -------    -------   --------
        Total nonperforming loans and leases.................   62,193    56,621    67,529     72,188    111,958
Real estate acquired through foreclosure
  and other repossessed assets...............................   13,414    16,189    15,615     20,868     79,857
                                                               -------   -------   -------    -------   --------
        Total nonperforming assets........................... $ 75,607    72,810    83,144     93,056    191,815
                                                               =======   =======   =======    =======   ========
Ratio of:
  Nonperforming loans and leases to total
   loans and leases..........................................      .49%      .56%      .78%       .85%      1.26%
  Nonperforming assets to total assets.......................      .38       .41       .48        .52       1.03
  Allowance for loan and lease losses to:
    Nonperforming loans and leases...........................   183.09    166.21    134.06     126.15      81.03
    Total loans and leases before allowance..................      .89       .92      1.04       1.07        .99


At December 31, 1997, there were $25.6 million of loans not reflected in the table above, which are fully performing but where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $752,000 and the potential income based upon full contractual yields was $3.3 million for the year ended December 31, 1997.

                                  ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                         1997        1996        1995       1994       1993
                                                         ----        ----        ----       ----       ----
                                                                       (DOLLARS IN THOUSANDS)

Balance, beginning of year..........................  $   94,112     90,527      91,063     90,716     97,065
Adjustment to convert Rochester to a calendar
  year end..........................................         650          -           -          -          -
Provision for loan and lease losses.................      40,861     17,549       8,664     19,044     20,580
Acquired through acquisition........................       2,963          -           -          -      2,022
Other...............................................           -          -         176          -          -
Allowance of subsidiary sold........................           -          -           -     (4,718)         -
Charge-offs:
  Mortgage..........................................      (7,225)    (6,244)     (6,484)    (9,852)   (25,469)
  Automobile........................................     (18,933)   (11,036)     (6,598)    (4,693)    (2,329)
  Consumer..........................................      (2,778)    (2,784)     (2,863)    (3,521)    (4,534)
  Business..........................................        (504)       (16)        (62)      (343)      (383)
  Lease financings..................................           -          -           -          -       (370)
                                                       ---------   --------    --------   --------    -------
    Total charge-offs...............................     (29,440)   (20,080)    (16,007)   (18,409)   (33,085)
                                                       ---------   --------    --------   --------    -------
Recoveries:
  Mortgage..........................................         134      1,493       3,715      2,068      2,742
  Automobile........................................       3,831      3,815       2,243      1,628      1,051
  Consumer..........................................         713        808         629        676        340
  Business..........................................          44          -          44         58          1
  Lease financings..................................           -          -           -          -          -
                                                       ---------   --------    --------   --------    -------
    Total recoveries................................       4,722      6,116       6,631      4,430      4,134
                                                       ---------   --------    --------   --------    -------
    Net loan and lease charge-offs..................     (24,718)   (13,964)     (9,376)   (13,979)   (28,951)
                                                       ---------   --------    --------   --------    -------
Balance, end of year................................  $  113,868     94,112      90,527     91,063     90,716
                                                       =========   ========    ========   ========    =======
Net charge-offs to:
  Average loans and leases..........................         .22%       .15%        .11%       .16%       .31%
  Provision for loan and lease losses...............       60.49      79.57      108.22      73.40     140.68

                                 ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                                          DECEMBER 31,
                                                     ------------------------------------------------------
                                                       1997        1996       1995        1994       1993
                                                       ----        ----       ----        ----       ----
                                                                     (DOLLARS IN THOUSANDS)
Mortgage.........................................   $   59,794     67,910     67,194      67,693     67,524
Automobile.......................................       39,455     11,261      8,379       7,837      5,794
Consumer.........................................        8,255      8,917      9,339      10,813     13,058
Business.........................................        4,587      5,047      4,883       4,720      4,340
Lease financings.................................        1,777        977        732           -          -
                                                     ---------    -------    -------     -------    -------
    Total........................................   $  113,868     94,112     90,527      91,063     90,716
                                                     =========    =======    =======     =======    =======
Percent of loans and leases to total loans and leases:
  Mortgage.......................................         70.0%      74.8%      78.6%       81.4%      84.7%
  Automobile.....................................         12.2       10.2        9.7         9.2        6.7
  Consumer.......................................         12.8       11.5        9.5         8.3        7.6
  Business.......................................          1.4        1.0         .7         1.1        1.0
  Lease financings...............................          3.6        2.5        1.5           -          -
                                                     ---------    -------    -------     -------    -------
    Total........................................        100.0%     100.0%     100.0%      100.0%     100.0%
                                                     =========    =======    =======     =======    =======

Net loan and lease charge-offs remained low in 1997 at only .22% of average loan and lease balances. The allowance for loan and lease losses as a percentage of ending loan and lease balances was .89%, .92% and 1.04% at December 31, 1997, 1996 and 1995, respectively. The allowance for loan and lease losses is maintained at levels believed adequate by management to absorb estimated future losses inherent in the loan and lease portfolio. Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1997, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses. Such agencies may require the recognition of additions to the allowance based upon their judgments of information available to them at the time of their examination.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. The following table details the aggregate carrying value and aggregate fair value at December 31, 1997 of private issue mortgage-backed securities of any single issuer where the aggregate book value exceeds 10% of year-end shareholders' equity.

                                                                                             DECEMBER 31, 1997
                                                                                        ---------------------------
                                                                                        CARRYING            FAIR
                                                                                          VALUE             VALUE
                                                                                        ---------         ---------
                                                                                          (DOLLARS IN THOUSANDS)
GE Capital Mortgage Services, Inc....................................................    $368,419           367,280
Residential Funding Mortgage Securities I, Inc.......................................     431,335           433,226
California Federal Bank..............................................................     197,961           197,088
The Prudential Home Mortgage Securities Company, Inc.................................     492,636           492,239
Countrywide Funding Corp.............................................................     175,788           178,069

Charter One held no investment securities of any single nongovernmental issuer which were in excess of 10% of shareholders' equity at December 31, 1997.

The present investment policy of the Company provides that new purchases of mortgage-backed securities have an investment rating of AAA. At December 31, 1997, approximately 88% of the private issue mortgage-backed security portfolio had an investment rating of AAA and approximately 11% had an investment rating of AA. See Notes 4 and 5 to the Notes for further information concerning the composition of the securities portfolio.

DEPOSITS AND OTHER SOURCES OF FUNDS

Deposits are generally the most important source of the Bank's funds for use in lending and general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within the Bank's primary market areas. The balance of deposits was $10.2 billion at December 31, 1997, relatively unchanged from year-end 1996.

In addition to deposits, the Bank derives funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank ("FHLB") system. Those borrowings were $5.4 billion and $3.4 billion at December 31, 1997 and 1996, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of such stock and certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based upon either a fixed percentage of the Bank's assets or on the FHLB of Cincinnati's assessment of the Bank's creditworthiness. See Note 10 to the Notes for further information as to the make-up, maturities and cost associated with these advances at December 31, 1997.

In addition to FHLB advances, the Company uses reverse repurchase agreements to fund operations. Reverse repurchase agreements decreased by $328.2 million during 1997. The Company uses its portfolio of investment securities, loans and mortgage-backed securities as collateral for borrowings. Other borrowings were $229.8 million at December 31, 1997, an increase of $18.1 million since December 31, 1996. See Notes 11 and 12 to the Notes for further information concerning these borrowings.

LIQUIDITY

The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but from time to time management may decide not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the fourth quarter of 1997 was 10.92%.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At December 31, 1997, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $631.1 million, unfunded lines of consumer credit totaling $902.2 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $49.1 million. Outstanding letters of credit totaled $35.9 million as of December 31, 1997. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totaled $4.3 billion. Management believes that a significant portion of the amounts maturing in 1998 will remain with the Bank because they are retail deposits. At December 31, 1997, the Bank had $2.5 billion of advances from the FHLB system and $1.1 billion in reverse repurchase agreements which mature in 1998. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Boardapproved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Management Committee (ALCO), which includes senior management representatives and reports to the Board of Directors, together with the Investment Committee of the Board, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

The Company uses an internal earnings simulation model as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Using the aforementioned internal simulation model, net earnings projections reflect continued growth in net income when applying the interest rate environment as of December 31, 1997 ("Base Case"). The table below, which shows the Company's estimated net earnings sensitivity profile as of December 31, 1997, assumes no changes in the operating environment, but assumes interest rates increase/decrease gradually over the next year (parallel yield curve shift) and remain unchanged thereafter. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of Base Case earnings projections.

     CHANGES IN          ESTIMATED PERCENTAGE CHANGE
   INTEREST RATES           IN FUTURE NET INCOME
   (BASIS POINTS)        12 MONTHS      24 MONTHS
---------------------    ----------------------------
Base Case                      -              -
+100 over one year         (1.47%)        (3.00%)
+200 over one year         (2.56)         (5.09)
-100 over one year          (.01)           .07
-200 over one year          1.60           2.70

A secondary method used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

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

The following table presents an analysis of the Company's interest-sensitivity gap position at December 31, 1997. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, the Company's historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

                                        MATURITY/RATE SENSITIVITY

                                                                  DECEMBER 31, 1997
                                       -------------------------------------------------------------------------
                                                                                                OVER
                                        0-6       7-12        1-3         3-5        5-10        10
                                       MONTHS    MONTHS      YEARS       YEARS      YEARS       YEARS      TOTAL
                                       ------    ------      -----       -----      -----       -----      -----
                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Real estate mortgage
   loans and mortgage-
   backed securities:
    Adjustable rate.................$3,104,701  1,207,631   1,252,973      83,123      1,243          -   5,649,671
    Fixed rate...................... 1,387,693  1,007,642   2,847,814   1,608,171  1,399,245    372,524   8,623,089
  Automobile loans..................   417,655    302,259     867,276           -          -          -   1,587,190
  Consumer loans....................   766,119    110,047     312,547     254,078    164,883      6,709   1,614,383
  Lease financings..................    45,365     33,324     130,324     100,553    101,903     27,536     439,005
  Business loans....................   128,637      2,842      12,758      15,317     11,555          -     171,109
  Investment securities, federal
   funds sold, interest-bearing
   deposits and other interest-
   earning assets...................   910,783     53,010          36           -      9,484          5     973,318
                                     ---------  ---------   ---------   ---------  ---------    -------  ----------
        Total.......................  6,760,953  2,716,755  5,423,728   2,061,242   1,688,313   406,774  19,057,765
                                     ---------  ---------   ---------   ---------  ---------    -------  ----------
Interest-bearing liabilities:
  Deposits:
    Checking and savings
     accounts.......................    92,407     85,015   1,670,363     488,835          -          -   2,336,620
    Money market accounts...........   899,855          -     899,855           -          -          -   1,799,710
    Certificates of deposit ........  2,476,578  1,392,797  1,505,144     500,176    205,357      2,818   6,082,870
  FHLB advances.....................  2,859,925   151,226   2,050,248     285,882     22,931        291   5,370,503
  Reverse repurchase
    agreements......................   866,678    604,784     625,062           -          -          -   2,096,524
  Other borrowings..................     7,675      5,537      34,789      14,865    165,227      1,705     229,798
                                     ---------  ---------   ---------   ---------  ---------    -------  ----------
        Total.......................  7,203,118 2,239,359   6,785,461   1,289,758    393,515      4,814  17,916,025
                                     ---------   --------   ---------   ---------  ---------    -------  ==========
Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities................  (442,165)   477,396  (1,361,733)    771,484  1,294,798    401,960
Impact of hedging ..................    97,191     64,936    (160,270)     (1,857)        -           -
                                     ---------    -------   ---------     -------  ---------    -------
Adjusted interest-
 sensitivity gap.................... $(344,974)   542,332  (1,522,003)    769,627  1,294,798    401,960
                                     =========    =======   =========     =======  =========    =======
Cumulative excess (deficiency)
 of interest-earning assets over
 interest-bearing liabilities....... $(344,974)   197,358  (1,324,645)   (555,018)   739,780  1,141,740
                                      ========   ========   =========   =========   ========  =========
Cumulative interest-sensitivity
 gap as a percentage of total
 assets at December 31, 1997........      (1.7%)      1.0%       (6.7%)      (2.8%)      3.7%       5.8%
                                          ====        ===       =====       =====       ====       ====

Management's goal is to manage the Company's interest rate risk by maintaining the gap between interest-earning assets and interest-bearing liabilities repricing in a one-year period within a range of plus to minus 5% of total assets.

CAPITAL AND DIVIDENDS

The Bank is subject to certain regulatory capital requirements. Management believes that as of December 31, 1997, the Bank met all capital requirements to which it is subject. Refer to Note 16 to the Notes for an analysis of the Bank's regulatory capital.

On May 15, 1996, the Board of Directors of the Company authorized management to purchase 5% of the Company's outstanding common stock. The Company rescinded its stock repurchase program on August 8, 1997 as a result of the Rochester merger. The Company had 1,096,593 shares remaining unpurchased.

On August 20, 1997, the Board of Directors of the Company approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997. On July 24, 1996, the Directors of the Company approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

The Company's common stock trades on the Nasdaq Stock Market under the symbol COFI. As of January 31, 1998 there were approximately 11,800 shareholders of record.

Quarterly stock prices and dividends declared are shown in the following table.

                                            MARKET PRICE AND DIVIDENDS

                                            FIRST          SECOND           THIRD          FOURTH         TOTAL
                                           QUARTER         QUARTER         QUARTER        QUARTER          YEAR
                                           --------       ---------        -------        --------       --------
1997(1)
  High...................................    $47.74           51.43          58.57           64.00          64.00
  Low....................................     39.17           40.24          49.05           54.13          39.17
  Close..................................     41.79           51.31          56.31           63.13          63.13
  Dividends declared and paid............       .22             .24            .24             .25            .95

1996(1)
  High...................................    $31.97           34.47          38.63           42.62          42.62
  Low....................................     25.85           27.94          30.50           36.31          25.85
  Close..................................     30.61           31.64          38.10           40.00          40.00
  Dividends declared and paid............       .18             .21            .21             .22            .82

---------------------------

(1) Restated to reflect the 5% stock dividends issued October 31, 1997 and September 30, 1996.

Cash dividend payout is continually reviewed by management and the Board of Directors. The Company intends to continue its policy of paying quarterly dividends; however, the payment will depend upon a number of factors, including capital requirements, regulatory limitations, the Company's financial condition, results of operations and the Bank's ability to pay dividends to its parent, which in turn will pay dividends to the Company. The Company depends significantly upon such dividends originating from the Bank to accumulate earnings for payment of cash dividends to its shareholders. See Note 15 to the Notes for a discussion of restrictions on the Bank's ability to pay dividends.

ACCOUNTING AND REPORTING DEVELOPMENTS

A discussion of recently issued accounting pronouncements and their impact on the Company's Consolidated Financial Statements is provided in Note 1 to the Notes.

FOURTH QUARTER RESULTS

The Company reported a net loss of $12.0 million, or $0.19 per share for the fourth quarter of 1997. The Company had net income of $52.4 million, or $0.80 per share, for the fourth quarter of 1996. The primary reasons for the loss in the 1997 period relate to merger-related expenses and other special charges recorded in the fourth quarter of 1997. See "Results of Operations" for a discussion of the merger-related expenses and other special charges.

The following table presents summarized quarterly data for each of the years indicated.

                                       QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                       FIRST     SECOND        THIRD      FOURTH       TOTAL
                                                      QUARTER    QUARTER      QUARTER     QUARTER       YEAR
                                                     ---------   ---------   ---------   ---------   ----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1997(1)
  Total interest income...........................    $329,011     338,766     347,030     362,880    1,377,687
  Net interest income.............................     128,806     131,280     130,681     136,196      526,963
  Provision for loan and lease losses.............       4,826       4,799      16,342      14,894       40,861
  Net gains (losses)..............................         582          35       1,982      (5,673)      (3,074)
  Merger expenses.................................           -           -           -      60,617       60,617
  Income (loss) before extraordinary item.........      51,883      54,988      53,573      (9,308)     151,136
  Net income (loss)...............................      51,883      54,988      53,573     (12,035)     148,409
  Earnings per common share(2):
    Income (loss) before extraordinary item.......         .83         .88         .85        (.15)        2.40
    Extraordinary item............................           -           -           -        (.04)        (.04)
    Net income (loss).............................         .83         .88         .85        (.19)        2.36
  Earnings per common and common equivalent
   share -- assuming dilution(2):
    Income (loss) before extraordinary item.......         .80         .86         .83        (.15)        2.33
    Extraordinary item............................           -           -           -        (.04)        (.04)
    Net income (loss).............................         .80         .86         .83        (.19)        2.29

1996(1)
  Total interest income...........................    $313,217     325,252     327,706     327,708    1,293,883
  Net interest income.............................     122,671     130,975     128,741     126,173      508,560
  Provision for loan and lease losses.............       3,742       4,478       4,105       5,224       17,549
  Net gains (losses)..............................         387      (1,241)     (1,273)      3,880        1,753
  SAIF assessment.................................           -           -      56,258           -       56,258
  Net income......................................      48,135      50,854      16,002      52,436      167,427
  Earnings per common share(2)....................         .76         .80         .26         .82         2.64
  Earnings per common and common equivalent
   share -- assuming dilution(2)..................         .71         .75         .25         .80         2.51

---------------------------

(1) Amounts presented for the first, second and third quarter of 1997, as well as the amounts presented for each quarter of 1996 are restated due to the merger with RCSB Financial, Inc. See Note 2 to the Consolidated Financial Statements.

(2) Restated to reflect the provisions of SFAS No. 128 and the 5% stock dividends issued October 31, 1997 and September 30, 1996.

YEAR 2000

As with other companies, many of the Company's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Company began reviewing its year 2000 conversion needs mid-1996 and has a project committee that meets to review the status of the conversion. A comprehensive review to identify the systems affected by this issue was completed, estimated cost projections were determined and an implementation plan was compiled and is currently being executed. As a result of the procedures already completed, the Company expects to either modify or upgrade existing systems or replace some systems altogether. Considerable progress has been made and it is anticipated that this project will be largely completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors relative to the completion of this task. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. Many of the systems are vendor-supplied, and most vendors have provided the Company with certification or a delivery commitment letter. The Company presently believes that with the planned modifications to existing systems, conversion to new systems, and vendor delivery of millennium-compliant systems, all material year 2000 compliance issues will be resolved no later than the first quarter of 1999. Additionally, the Company believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See MD&A - "Quantitative and Qualitative Disclosure About Market Risk" for information required by this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                    1997             1996(1)
                                                                                    ----             -------
                                                                                    (DOLLARS IN THOUSANDS,
                                                                                    EXCEPT PER SHARE DATA)
ASSETS
Cash and deposits with banks.................................................   $    214,716           216,594
Federal funds sold and other.................................................         25,000           118,002
                                                                                ------------        -----------
     Total cash and cash equivalents.........................................        239,716           334,596
Investment securities available for sale.....................................        582,589           246,060
Mortgage-backed securities:
  Available for sale.........................................................      1,070,233         1,087,124
  Held to maturity (fair value of $4,273,605 and $5,286,919).................      4,215,249         5,272,339
Loans held for sale..........................................................        341,671           150,437
Loans and leases, net........................................................     12,360,134         9,967,629
Federal Home Loan Bank stock.................................................        366,647           250,465
Premises and equipment.......................................................        158,500           153,728
Accrued interest receivable..................................................        110,181            99,332
Real estate and other collateral owned.......................................         13,726            16,496
Loan servicing assets........................................................         81,836           121,187
Goodwill.....................................................................         90,471            69,172
Other assets.................................................................        129,312           116,997
                                                                                ------------        -----------
     Total assets............................................................   $ 19,760,265        17,885,562
                                                                                ============        ==========

LIABILITIES
Deposits.....................................................................   $ 10,219,200        10,209,847
Federal Home Loan Bank advances..............................................      5,370,503         3,426,783
Reverse repurchase agreements................................................      2,096,524         2,424,684
Other borrowings.............................................................        229,798           211,678
Advance payments by borrowers for taxes and insurance........................        138,379           105,551
Accrued interest payable.....................................................         53,094            42,191
Accrued expenses and other liabilities.......................................        275,878           219,241
                                                                                ------------        -----------
     Total liabilities.......................................................     18,383,376        16,639,975
                                                                                ------------        -----------
Commitments and contingencies................................................
SHAREHOLDERS' EQUITY
Preferred stock - $.01 par value per share; 20,000,000 shares
  authorized and unissued....................................................              -                 -
Common stock - $.01 par value per share; 180,000,000 shares
  authorized; 64,957,605 and 61,475,823 shares issued........................            650               615
Additional paid-in capital...................................................        706,804           496,723
Retained earnings............................................................        700,616           795,338
Less 1,108,768 and 1,086,763 shares of common stock held in
  treasury, at cost..........................................................        (45,441)          (41,266)
Borrowings of employee investment and stock ownership plan...................         (2,349)           (3,181)
Accumulated other comprehensive income.......................................         16,609            (2,642)
                                                                                ------------        -----------
     Total shareholders' equity..............................................      1,376,889         1,245,587
                                                                                ------------        -----------
     Total liabilities and shareholders' equity..............................   $ 19,760,265        17,885,562
                                                                                ============        ==========

---------------------------

(1) As restated for applicable mergers and acquisitions. See Note 2 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.


                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                              YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------
                                                                      1997            1996(1)           1995(1)
                                                                      ----            ----              ----
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases.............................................  $     910,368           775,197          724,488
  Mortgage-backed securities:
    Available for sale.........................................         74,993            81,389           26,269
    Held to maturity...........................................        339,685           389,955          514,798
  Investment securities available for sale.....................         24,160            21,285           59,964
  Other interest-earning assets................................         28,481            26,057           31,312
                                                                 -------------      ------------      -----------
     Total interest income.....................................      1,377,687         1,293,883        1,356,831
                                                                 -------------      ------------      -----------
INTEREST EXPENSE:
  Deposits.....................................................        453,901           428,861          439,284
  FHLB advances................................................        229,341           204,265          217,350
  Other borrowings.............................................        167,482           152,197          262,170
                                                                 -------------      ------------      -----------
     Total interest expense....................................        850,724           785,323          918,804
                                                                 -------------      ------------      -----------
     Net interest income.......................................        526,963           508,560          438,027
Provision for loan and lease losses............................         40,861            17,549            8,664
                                                                 -------------      ------------      -----------
     Net interest income after provision for
      loan and lease losses....................................        486,102           491,011          429,363
                                                                 -------------      ------------      -----------
OTHER INCOME (EXPENSE):
  Mortgage banking.............................................         38,871            52,952           39,246
  Retail banking...............................................         67,087            53,300           42,091
  Leasing operations...........................................          8,043             7,421            7,903
  Net gains (losses)...........................................         (3,074)            1,753          (93,527)
  Other........................................................           (116)              811            1,103
                                                                 -------------      ------------      -----------
     Total other income (expense)..............................        110,811           116,237           (3,184)
                                                                 -------------      ------------      -----------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits...........................        164,446           152,818          143,681
  Net occupancy and equipment..................................         52,747            46,172           43,298
  Federal deposit insurance premiums...........................          5,216            16,807           20,445
  Federal deposit insurance special assessment.................              -            56,258                -
  Merger expenses..............................................         60,617                 -           37,528
  Amortization of goodwill.....................................          5,880             4,619            3,017
  Other administrative expenses................................         85,024            80,519           74,668
                                                                 -------------      ------------      -----------
     Total administrative expenses.............................        373,930           357,193          322,637
                                                                 -------------      ------------      -----------
Income before income taxes and extraordinary item..............        222,983           250,055          103,542
Income taxes...................................................         71,847            82,628           31,757
                                                                 -------------      ------------      -----------
     Income before extraordinary item..........................        151,136           167,427           71,785
Extraordinary item, net of tax benefit of $1,468...............         (2,727)                -                -
                                                                 -------------      ------------      -----------
     Net income................................................  $     148,409           167,427           71,785
                                                                 =============      ============      ===========
Earnings per common share:
  Income before extraordinary item.............................  $        2.40              2.64             1.06
  Extraordinary item...........................................           (.04)                -                -
                                                                 -------------      ------------      -----------
     Net income................................................  $        2.36              2.64             1.06
                                                                 =============      ============      ===========
Earnings per common and common equivalent share
  assuming dilution:
  Income before extraordinary item.............................  $        2.33              2.51             1.04
  Extraordinary item...........................................           (.04)                -                -
                                                                 -------------      ------------      -----------
     Net income................................................  $        2.29              2.51             1.04
                                                                 =============      ============      ===========
Average common shares outstanding(2)...........................     62,971,823        62,473,715       62,904,942
Average common and common equivalent shares
  outstanding(2)...............................................     64,755,231        66,645,938       68,864,066


---------------------------

(1) As restated for applicable mergers and acquisitions. See Note 2 to the Consolidated Financial Statements.

(2) Per share data has been restated to reflect the provision of SFAS No. 128 and the 5% stock dividends issued October 31, 1997 and September 30, 1996.

See Notes to Consolidated Financial Statements.

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        BORROWINGS
                                                                                                            OF
                                                                                                          EMPLOYEE
                                                                                            ACCUMULATED  INVESTMENT
                                                         ADDITIONAL                            OTHER      AND STOCK
                                     PREFERRED   COMMON    PAID-IN    RETAINED     TREASURY COMPREHENSIVE OWNERSHIP
                                       STOCK     STOCK     CAPITAL    EARNINGS      STOCK      INCOME       PLAN       TOTAL
                                       ------      ---     -------     -------       ----     -------      ------    ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1995
  (As restated-see Note 2) ........... $2,990      577     488,856     748,917       (841)    (64,003)     (5,826)   1,170,670
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income:
  Change in net unrealized gain
   (loss) on securities, net of tax
   and reclassification
   adjustment ........................      -        -           -           -          -      27,940           -       27,940
  Net income .........................      -        -           -      71,785          -           -           -       71,785
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income .................      -        -           -      71,785          -      27,940           -       99,725

Purchase of 762,100 shares of
 treasury stock ......................      -        -           -           -    (20,821)          -           -      (20,821)
EISOP loan repayment .................      -        -          72           -          -           -       1,455        1,527
Cash dividends:
  Common ($.68 per share)(1) .........      -        -           -     (35,845)         -           -           -      (35,845)
  Preferred ($1.75 per share) ........      -        -           -      (5,232)         -           -           -       (5,232)
Issuance of common shares:
  Acquisition, 41,775 shares .........      -        -           -          (7)       815           -           -          808
  Stock option plans, 792,200
   shares ............................      -        2       2,317      (9,596)    16,796           -           -        9,519
  Other ..............................     (1)       -         (25)          -          -           -           -          (26)
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Balance, December 31, 1995 ...........  2,989      579     491,220     770,022     (4,051)    (36,063)     (4,371)   1,220,325
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income:
  Change in net unrealized gain
   (loss) on securities, net of tax
   and reclassification
   adjustment ........................      -        -           -           -          -      33,421           -       33,421
  Net income                                -        -           -     167,427          -           -           -      167,427
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income .................      -        -           -     167,427          -      33,421           -      200,848
5% stock dividend ....................      -       23      84,710     (84,733)         -           -           -            -
Purchase of 4,827,395 shares
 of treasury stock ...................      -        -           -           -   (135,101)          -           -     (135,101)
EISOP loan repayment .................      -        -          60           -          -           -       1,190        1,250
Cash Dividends:
  Common ($.82 per share)(1) .........      -        -           -     (47,445)         -           -           -      (47,445)
  Preferred ($.51 per share) .........      -        -           -      (2,600)         -           -           -       (2,600)
Issuance of common shares:
  Conversion of 3,000,000
   preferred shares to 1,100,000
   newly issued common shares
   and 3,500,000 common
   shares from treasury .............. (2,989)      11     (82,806)          -     85,766           -           -          (18)
  Stock option plans, 625,849
   shares                                   -        2       3,539      (7,333)    12,120           -           -        8,328
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Balance, December 31, 1996 ...........      -      615     496,723     795,338    (41,266)     (2,642)     (3,181)   1,245,587)
  Adjustment to convert RCSB
   Financial, Inc. to a calendar
   year end(2) .......................      -        -          12         691     (4,992)         61          62      (4,166)
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Balance, January 1, 1997 .............      -      615     496,735     796,029    (46,258)     (2,581)     (3,119)   1,241,421
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income:
  Change in net unrealized gain
   (loss) on securities, net of tax
   and reclassification
   adjustment ........................      -        -           -           -          -      19,190           -       19,190
  Net income .........................      -        -           -     148,409          -           -           -      148,409
                                       ------      ---     -------     -------       ----     -------      ------    ---------
Comprehensive income .................      -        -           -     148,409          -      19,190           -      167,599
5% stock dividend ....................      -       31     177,687    (177,978)        24           -           -         (236)
Purchase of 1,425,000 shares
 of  treasury stock ..................      -        -           -           -    (46,268)          -           -      (46,268)
EISOP loan repayment .................      -        -           -           -          -           -         770          770

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        BORROWINGS
                                                                                                            OF
                                                                                                          EMPLOYEE
                                                                                            ACCUMULATED  INVESTMENT
                                                         ADDITIONAL                            OTHER      AND STOCK
                                     PREFERRED   COMMON    PAID-IN    RETAINED     TREASURY COMPREHENSIVE OWNERSHIP
                                       STOCK     STOCK     CAPITAL    EARNINGS      STOCK      INCOME       PLAN       TOTAL
                                       ------      ---     -------     -------       ----     -------      ------    ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Dividends paid ($.95 per
 share)(1) ...........................      -        -           -     (54,032)         -           -           -      (54,032)
Issuance of common shares:
  Acquisition, 949,511 shares ........      -        9      55,537           -          -           -           -       55,546
  Stock option plans, 822,441
   shares ............................      -        3       5,076     (11,812)    18,920           -           -       12,187
Other ................................      -       (8)    (28,231)          -     28,141           -           -          (98)
                                        -----       ---     -------     -------    -------      ------      ------    ---------
Balance, December 31, 1997 ........... $    -      650     706,804     700,616    (45,441)     16,609      (2,349)   1,376,889
                                        =====       ===     =======     =======    =======      ======      ======    =========

---------------------------


(1) Restated to reflect the 5% stock dividends issued October 31, 1997 and September 30, 1996.

(2) RCSB Financial, Inc. reported on a fiscal year end November 30th. Adjustment reflects RCSB Financial activity for the month of December 1996.

See Notes to Consolidated Financial Statements.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                 ---------------------------------
                                                                 1997           1996(1)     1995(1)
                                                                 ----           ----        ----
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................  $   148,409      167,427       71,785
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses .....................       40,861       17,549        8,664
    Net (gains) losses ......................................       13,733       (5,970)      92,037
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net .........       53,451       34,728       43,555
    Origination of real estate loans held for sale ..........   (1,741,078)  (1,542,271)  (1,094,391)
    Proceeds from sale of loans held for sale ...............    1,728,296    1,517,629    1,063,854
    Loss on extinguishment of debt ..........................        4,195         --           --
    Other ...................................................       29,674        3,573       34,470
                                                               -----------      -------      -------
      Net cash provided by operating activities .............      277,541      192,665      219,974
                                                               -----------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ...............   (2,288,643)  (1,961,406)    (281,530)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity .............      933,209      978,643      799,039
    Mortgage-backed securities available for sale ...........       56,504       28,123       32,846
    Investment securities available for sale ................       93,686      231,405      865,753
  Proceeds from sale of:
    Mortgage-backed securities held to maturity .............      128,009       71,226         --
    Mortgage-backed securities available for sale ...........       14,670      911,549    1,370,283
    Investment securities available for sale ................      228,903      275,521      658,246
    Federal Home Loan Bank stock ............................       39,207        9,000       36,915
    Loan servicing rights ...................................       29,699       23,705         --
  Purchases of:
    Mortgage-backed securities held to maturity .............         (469)  (1,050,182)    (671,784)
    Mortgage-backed securities available for sale ...........      (24,685)     (17,921)      (3,081)
    Investment securities available for sale ................     (627,443)    (346,252)  (1,443,905)
    Loans ...................................................         --            (92)    (181,108)
    Federal Home Loan Bank stock ............................     (134,165)     (35,814)     (47,168)
    Loan servicing rights, including those originated .......       (5,835)     (49,920)     (41,110)
  Net cash and cash equivalents (paid) received in connection
   with acquisitions ........................................        4,814      731,170       (9,857)
  Other .....................................................      (44,116)     (24,252)     (26,156)
                                                               -----------      -------      -------
      Net cash provided by (used in) investing activities ...   (1,596,655)    (225,497)   1,057,383
                                                               -----------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in short-term borrowings .....................   (1,349,320)    (813,243)    (249,327)
  Proceeds from long-term borrowings ........................    6,695,773    3,290,594    4,349,676
  Repayments of long-term borrowings ........................   (3,833,829)  (2,844,756)  (4,998,330)
  Increase (decrease) in, net of acquisitions:
    Deposits ................................................     (253,750)     179,057       69,918
    Advance payments by borrowers for taxes and insurance ...       29,391      (19,240)         914
  Payment of dividends on common stock ......................      (54,268)     (47,445)     (35,845)
  Payment of dividends on preferred stock ...................         --         (3,908)      (5,232)
  Proceeds from issuance of common stock ....................        5,079        1,392        1,072
  Purchase of treasury stock, net of options exercised ......      (39,160)    (128,184)     (12,445)
  Net payment to terminate interest rate risk management
   instruments ..............................................       (3,845)        --        (70,637)
                                                               -----------      -------      -------
     Net cash provided by (used in) financing activities ....    1,196,071     (385,733)    (950,236)
                                                               -----------      -------      -------
    Net (decrease) increase in cash and cash equivalents ....     (123,043)    (418,565)     327,121
Cash and cash equivalents, beginning of year ................      334,596      753,161      426,040

Adjustment to convert Rochester to a calendar year end ......       28,163         --           --
                                                               -----------      -------      -------
Cash and cash equivalents, end of year ......................  $   239,716      334,596      753,161
                                                               ===========      =======      =======

(1) As restated for applicable mergers and acquisitions. See Note 2 to the Consolidated Financial Statements.

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

     NATURE OF OPERATIONS

     Charter One is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc., a Michigan Corporation, which owns all of the outstanding capital stock of the Bank. The Company's principal line of business is retail banking which constitutes a single industry segment. The business of the Bank is providing consumer and business banking services to certain major markets in Ohio, Michigan, and New York. The Bank's subsidiaries engage principally in mortgage banking, automobile lending, equipment leasing, data processing, real estate appraisal and retail brokerage services.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the consolidated financials statements for 1996 and 1995 have been reclassified to conform to the 1997 presentation.

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

     SECURITIES

     Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading would be carried at estimated fair value with the unrealized holding gain or loss recorded in the statement of income. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders' equity. Securities classified as held to maturity are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Security sales are recorded on a trade date basis.

     LOANS

     Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.

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

     Loans and leases considered to be nonperforming include nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days, and restructured loans. A loan (including a loan impaired under SFAS No. 114) is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired but remain on accrual status when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms). Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management's judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or other terms due to the inability of the borrower to meet the obligation under the original terms. The Bank charges off principal at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased.

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

     LOAN SERVICING ASSETS

     Loan servicing assets are accounted for under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which became effective January 1, 1997. SFAS No. 125, which is applied prospectively from its effective date, does not significantly change the Company's accounting for loan servicing assets. The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined by reference to recent trades of comparable servicing rights, or is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 1997 and 1996, virtually all such recorded assets relate to residential mortgage loans. Servicing assets are presented in the Consolidated Statement of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. SFAS No. 125 also requires capitalized servicing assets to be stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

     OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Interest rate risk management instruments used in asset/liability management activities are accounted for using the accrual method. Derivatives are utilized by the Company for hedging purposes and not for trading. The net interest received or paid on these instruments is recognized over the lives of the respective contracts as an adjustment to interest expense. Fees paid or received at inception of the agreements are amortized or accreted to interest expense over the lives of the related agreements. Gains and losses on terminated agreements are deferred and amortized to interest expense over the remaining original term of the applicable agreement. If the assigned liability is eliminated, the gain or loss on the terminated agreement is recognized immediately.

     The Bank's residential mortgage banking subsidiary, Charter One Mortgage Corp. ("COMC"), enters into forward contracts for the sale of mortgage-backed securities for the purpose of hedging its portfolio of closed loans held for sale and its pipeline of loans expected to close. As loans are closed, they are typically pooled and securitized with the resulting security delivered to national securities firms at prices specified in the forward contracts. Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts. Unrealized gains and losses on the forward contracts are included in cost values used in adjusting the carrying value of loans held for sale to the lower of cost or market value. Realized gains and losses and adjustments to the lower of cost or market value are included in mortgage banking noninterest income in the statement of income.

     In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

     REAL ESTATE OWNED

     Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

     GOODWILL

     Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition and is being amortized using the straight-line method over 15 years or less. Management periodically reviews intangible assets for possible impairment.

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

     INCOME TAXES

     Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company files a consolidated Federal income tax return.

     STATEMENTS OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the on-balance-sheet assets or liabilities hedged.

     EARNINGS PER SHARE

     On December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." All prior-period earnings per share data has been restated. This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The adoption of SFAS No. 128 did not have a material effect on previously reported EPS.

     Basic EPS is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect the provisions of SFAS No. 128, as well as the 5% stock dividends issued September 30, 1996 and October 31, 1997.

     COMPREHENSIVE INCOME

     During the fourth quarter of 1997, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, losses) in a full set of general-purpose financial statements. The adoption of this statement required the reclassification of prior periods.

     In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the Company's Consolidated Statements of Shareholders' Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              1997         1996         1995
                                                                              ----         ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
Other comprehensive income, before tax:
  Net unrealized holding gain on securities..............................  $  28,897       54,873       23,779
  Reclassification adjustment for (gains) losses included
   in net income.........................................................        626       (3,456)      19,206
                                                                            --------     --------      -------
Other comprehensive income, before tax...................................     29,523       51,417       42,985
Income tax expense related to items of other comprehensive
  income.................................................................     10,333       17,996       15,045
                                                                            --------     --------      -------
      Other comprehensive income, net of tax.............................  $  19,190       33,421       27,940
                                                                            ========     ========      =======

     NEW ACCOUNTING STANDARDS

     On January 1, 1997 the Company adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 amends portions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," that deferred the effective date of certain provisions of SFAS No. 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending, and similar transactions until after December 31, 1997. Management does not believe this statement, upon adoption, will have a material effect on the Company's financial condition or results of operations.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information about reportable operating segments in annual and interim financial statements. This statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. This statement may result in additional financial statement disclosures upon adoption; however, the Company does not expect to make material changes to its current segment reporting. SFAS No. 131 will become effective in 1998.

2.   BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

     On October 3, 1997, Charter One combined with RCSB Financial, Inc. ("Rochester") in a strategic alliance (the "Rochester Merger"). The Rochester Merger was effected through the issuance of .91 shares of Company common stock for each share of Rochester Common stock resulting in the issuance of 13,504,176 shares of company common stock. The Rochester Merger was accounted for as a pooling of interests and, accordingly, the financial statements for the Company for all periods prior to the Rochester Merger have been restated to include the results of Rochester. Rochester paid dividends on common stock of $4,327,000 during 1997, $6,950,000 in 1996 and $5,883,000 in 1995 and preferred dividends of $2,600,000 in 1996 and $5,232,000 in 1995. All per share dividend amounts are those of the Company prior to the Rochester Merger. Also on the Rochester Merger date, Rochester's principal subsidiary Rochester Community Savings Bank ("RCSB"), was merged with and into the Bank. RCSB and its subsidiaries' primary lines of business were retail banking, mortgage banking and automobile lending.

     Total assets and shareholders' equity of Rochester as of October 3, 1997 (unaudited) were $4.1 billion and $323.3 million, respectively. Total income and net income of the Company and Rochester after reclassifications to conform presentation are as follows:

                                        TOTAL INCOME                                NET INCOME
                        --------------------------------------------  ----------------------------------------
                         JANUARY 1, 1997   YEAR ENDED    YEAR ENDED   JANUARY 1, 1997 YEAR ENDED    YEAR ENDED
                               TO         DECEMBER 31,  DECEMBER 31,       TO         DECEMBER 31,  DECEMBER 31,
                         OCTOBER 3, 1997    1996(1)       1995(1)     OCTOBER 3, 1997  1996(1)       1995(1)
                       -----------------  ------------- ------------- -------------- ------------  -----------
                                                        (DOLLARS IN THOUSANDS)
Company...............  $     843,734       1,061,616     1,039,574       137,626       127,722       34,032
Rochester.............        272,190         348,504       314,073        22,818        39,705       37,753
                           ----------      ----------    ----------     ---------      --------     --------
  Total...............  $   1,115,924       1,410,120     1,353,647       160,444       167,427       71,785
                           ==========      ==========    ==========     =========      ========     ========

---------------------------

(1) Rochester amounts are for its fiscal year end, the twelve months ended November 30.

Rochester operated under a fiscal year end November 30. Amounts presented in the income statements for periods prior to 1997 include Rochester's results for the respective fiscal period end. The components of the adjustment to retained earnings to conform year ends is detailed below (dollars in thousands):



Retained earnings at December 31, 1996...............................................  $ 795,338

  Rochester activity for the month of December 1996:
    Revenues...............................................................$  29,755
    Expenses...............................................................   26,756
                                                                            --------
  Net income..........................................................................     2,999

  Dividends declared..................................................................    (2,308)
                                                                                        --------
Retained earnings at January 1, 1997.................................................. $ 796,029
                                                                                       =========

     On September 19, 1997, the Company acquired Haverfield Corporation ("Haverfield"), the holding company of Home Bank, F.S.B.. Home Bank, F.S.B. headquartered in Cleveland, Ohio, was a federally chartered savings and loan with 10 branch offices throughout the Cleveland area. The merger was accounted for as a purchase under generally accepted accounting principles, whereby assets acquired and liabilities assumed were recorded at their estimated fair value as of the acquisition date. The acquisition was completed by exchanging shares of Charter One's common stock valued at $55.6 million for all of the outstanding shares of Haverfield. Charter One acquired $363.3 million in assets, primarily loans and investment securities, and $307.7 million in liabilities, primarily deposits. Charter One recorded $26.0 million of goodwill. Results of operations for Haverfield Corporation have been included in Charter One's Consolidated Statements of Income since the acquisition date. The acquisition and operations of Haverfield are not material to the Company.

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

     On October 31, 1995, the Company completed a merger with FirstFed Michigan Corporation ("FirstFed"), the holding company for First Federal of Michigan, a federally chartered savings and loan association (the "FirstFed Merger.") The FirstFed Merger was effected through the issuance of 1.2 shares of Company common stock for each share of FirstFed common stock resulting in the issuance of 22,506,201 shares of Company common stock. The FirstFed Merger has been accounted for as a pooling of interests and, accordingly, the financial statements of the Company for all periods prior to the merger have been restated to include the results of FirstFed. All per share dividend amounts are those of the Company prior to the FirstFed Merger.

     In January 1995, the Company acquired a leasing company (ICX Corporation) and purchased a controlling interest in a computer service bureau (Accredited Computer Services) in which it previously had an equity investment. ICX Corporation had $135.8 million in assets, primarily financing leases and assets held under operating leases. Accredited Computer Services had $2.7 million in assets, comprised primarily of computer equipment.

3.   CASH AND CASH EQUIVALENTS

     Federal Reserve Board regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $10.4 million and $113.8 million at December 31, 1997 and 1996, respectively.

4.   INVESTMENT SECURITIES

     Investment securities classified as available for sale at December 31, 1997 and 1996, were summarized as follows:

                                                                            DECEMBER 31, 1997
                                                                 ----------------------------------------
                                                                             GROSS      GROSS
                                                                 AMORTIZED UNREALIZED UNREALIZED  FAIR
                                                                   COST      GAINS     LOSSES     VALUE
                                                                 ---------   ------    -------  ---------
                                                                          (DOLLARS IN THOUSANDS)
U.S. Treasury and agency securities...........................  $  571,126      275       38      571,363
Corporate notes and commercial paper..........................       5,244    4,944        -       10,188
Other.........................................................       1,036        2        -        1,038
                                                                 ---------   ------    -----    ---------
   Total......................................................  $  577,406    5,221       38      582,589
                                                                 =========   ======    =====    =========

                                                                             DECEMBER 31, 1996
                                                                 -----------------------------------------
                                                                              GROSS     GROSS
                                                                 AMORTIZED  UNREALIZED UNREALIZED  FAIR
                                                                   COST       GAINS     LOSSES     VALUE
                                                                 ---------   -------    ------   ---------
                                                                          (DOLLARS IN THOUSANDS)
                                                                             -------    ------   ---------
U.S. Treasury and agency securities...........................  $  238,195       550       610     238,135
Corporate notes and commercial paper..........................       2,499     2,984        63       5,420
Other.........................................................       2,522         1        18       2,505
                                                                 ---------   -------    ------   ---------
   Total......................................................  $  243,216     3,535       691     246,060
                                                                 =========   =======    ======   =========

The weighted average interest rate on investment securities was 6.67% and 6.85% at December 31, 1997 and 1996, respectively.

Investment securities available for sale by contractual maturity, repricing or expected call date are shown below:

                                                                                 DECEMBER 31, 1997
                                                                       --------------------------------------
                                                                                                   WEIGHTED
                                                                       AMORTIZED       FAIR        AVERAGE
                                                                         COST          VALUE         RATE
                                                                       --------      ---------      ------
                                                                               (DOLLARS IN THOUSANDS)
Due in one year or less.............................................. $ 567,549        568,174        6.65%
Due after one year through two years.................................         2              2        7.75
Due after two years through five years...............................       139            139        7.56
Due after five years through ten years...............................     9,484          9,553        6.98
Due after ten years..................................................       232          4,721       22.61
                                                                       --------      ---------
   Total............................................................. $ 577,406        582,589        6.67%
                                                                       ========      =========


At December 31, 1997 and 1996, total adjustable-rate investment securities were $8.2 million and $8.6 million, respectively.

Gains on sales were $6,000, $700,000 and $6.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Losses were $266,000 and $2.0 million for the years ended December 31, 1997 and 1996, respectively. No losses were recorded in 1995.

5.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities at December 31, 1997 and 1996 were as follows:

                                                                            DECEMBER 31, 1997
                                                               --------------------------------------------
                                                                             GROSS      GROSS
                                                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                                  COST       GAINS      LOSSES      VALUE
                                                               ---------- ---------   ---------- ----------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC.................................................  $     1,885        13          1        1,897
      GNMA..................................................          102         -          -          102
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................      258,271     6,423          -      264,694
      FHLMC.................................................      352,318     8,509         95      360,732
    Private issues..........................................      432,795    10,088         75      442,808
                                                              -----------    ------     ------    ---------
        Total mortgage-backed securities
        available for sale..................................    1,045,371    25,033        171    1,070,233
                                                              -----------    ------     ------    ---------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA..................................................    1,013,757    16,817         56    1,030,518
      FHLMC.................................................      439,816    16,331         25      456,122
      GNMA..................................................      160,678     4,201          2      164,877
    Private issues..........................................      316,046     3,473      1,334      318,185
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................      359,664    12,060      1,278      370,446
      FHLMC.................................................      176,074     5,572      1,253      180,393
    Private issues..........................................    1,749,214    13,124      9,274    1,753,064
                                                              -----------    ------     ------    ---------
        Total mortgage-backed securities
        held to maturity....................................    4,215,249    71,578     13,222    4,273,605
                                                              -----------    ------     ------    ---------
          Total.............................................  $ 5,260,620    96,611     13,393    5,343,838
                                                              ===========    ======     ======    =========

                                                                            DECEMBER 31, 1997
                                                               --------------------------------------------
                                                                             GROSS      GROSS
                                                               AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                                  COST       GAINS      LOSSES      VALUE
                                                               ---------- ---------   ---------- ----------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FHLMC...............................................  $    13,404          6         75       13,335
    Private issues........................................       11,495          -      2,142        9,353
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA................................................      268,023      3,811         86      271,748
      FHLMC...............................................      347,869      2,379         90      350,158
    Private issues........................................      446,901      1,630      6,001      442,530
                                                             ----------   --------    -------   ----------
        Total mortgage-backed securities
        available for sale................................    1,087,692      7,826      8,394    1,087,124
                                                             ----------   --------    -------   ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA................................................    1,255,564     11,202     10,834    1,255,932
      FHLMC...............................................      644,360     18,140        385      662,115
      GNMA................................................      194,463      4,372        421      198,414
    Private issues........................................      511,492      4,136      9,000      506,628
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA................................................      350,248     10,052      2,037      358,263
      FHLMC...............................................      196,984      5,151      1,827      200,308
    Private issues........................................    2,119,228     10,381     24,350    2,105,259
                                                             ----------   --------    -------   ----------
        Total mortgage-backed securities
        held to maturity..................................    5,272,339     63,434     48,854    5,286,919
                                                             ----------   --------    -------   ----------
          Total...........................................  $ 6,360,031     71,260     57,248    6,374,043
                                                             ==========   ========    =======   ==========

     In 1997, the Bank reclassified $4.8 million of mortgage-backed securities from held to maturity to available for sale in response to significant deterioration in the issuer's creditworthiness uncovered during a routine review of the portfolio. Subsequently, the security was sold for a loss of $371,000.

     In 1997, the Bank sold $127.4 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A $2.3 million gain was recorded on the sale.

     In 1996, the Bank reclassified $10.9 million of mortgage-backed securities from held to maturity to available for sale in response to significant deterioration in the issuer's creditworthiness uncovered during a routine review of the portfolio. Subsequently, $8.1 million of these securities were sold for a loss of $1.4 million.

     In 1996, the Bank sold $68.7 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A $2.6 million gain was recorded on the sale.

     Sales of mortgage-backed securities available for sale and held to maturity resulted in gains of $3.1 million in 1997, $7.5 million in 1996 and $2.6 million in 1995. Losses, including write-downs to fair value, were $2.9 million in 1997, $5.3 million in 1996 and $27.9 million in 1995.

Mortgage-backed securities are classified by type of interest payment as follows:

                                                                      DECEMBER 31,
                                         ---------------------------------------------------------------------
                                                        1997                               1996
                                         ----------------------------------   --------------------------------
                                                                 WEIGHTED                            WEIGHTED
                                         AMORTIZED      FAIR     AVERAGE      AMORTIZED      FAIR     AVERAGE
                                           COST         VALUE      RATE          COST        VALUE      RATE
                                         ---------      ----     -------      ---------      ----     -------
                                                                      (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized
      mortgage obligations............  $1,037,959     1,062,903    7.31%    $ 1,054,361    1,056,087    6.94%
                                        ----------    ----------              ----------   ----------
       Total adjustable rate..........   1,037,959     1,062,903    7.31       1,054,361    1,056,087    6.94
                                        ----------    ----------              ----------   ----------
  Fixed rate:
    Participation
      certificates....................       1,937         1,999    8.02          24,899       22,688    6.64
    Collateralized
      mortgage obligations............       5,475         5,331    6.36           8,432        8,349    5.79
                                        ----------    ----------              ----------   ----------
        Total fixed rate..............       7,412         7,330    6.81          33,331       31,037    6.41
                                        ----------    ----------              ----------   ----------
           Total available for
              sale....................   1,045,371     1,070,233    7.30       1,087,692    1,087,124    6.93
                                        ----------    ----------              ----------   ----------
HELD TO MATURITY
  Adjustable rate:
    Participation
      certificates....................     792,765       809,726    7.18       1,058,527    1,066,812    7.20
    Collateralized
      mortgage obligations............     326,864       345,824    7.76         301,866      317,055    7.23
                                        ----------    ----------              ----------   ----------
        Total adjustable rate.........   1,119,629     1,155,550    7.35       1,360,393    1,383,867    7.21
                                        ----------    ----------              ----------   ----------
  Fixed rate:
    Participation
      certificates....................   1,137,532     1,159,979    7.34       1,547,352    1,556,277    7.51
    Collateralized
      mortgage obligations............   1,958,088     1,958,076    6.99       2,364,594    2,346,775    7.05
                                        ----------    ----------              ----------   ----------
        Total fixed rate..............   3,095,620     3,118,055    7.12       3,911,946    3,903,052    7.47
                                        ----------    ----------              ----------   ----------
          Total held to
            maturity..................   4,215,249     4,273,605    7.18       5,272,339    5,286,919    7.11
                                        ----------    ----------              ----------   ----------
Total mortgage-backed
  securities..........................  $5,260,620     5,343,838    7.20%    $ 6,360,031    6,374,043    7.07%
                                        ==========    ==========             ===========   ==========

Adjustable-rate mortgage-backed securities are further classified by type of repricing index as follows:

                                                                                   DECEMBER 31, 1997
                                                                           ---------------------------------
                                                                                                    WEIGHTED
                                                                           AMORTIZED      FAIR      AVERAGE
                                                                              COST        VALUE      RATE
                                                                           ---------      -----     --------
                                                                                 (DOLLARS IN THOUSANDS)
Available for sale:
  Collateralized mortgage obligations:
    One-month LIBOR.....................................................  $ 1,022,213    1,047,107    7.31%
    Other...............................................................       15,746       15,796    7.38
                                                                          -----------    ----------
    Total adjustable rate available for sale............................    1,037,959    1,062,903    7.31
                                                                          -----------    ----------
Held to maturity:
  Participation certificates:
    One-year constant maturity treasury.................................      384,021      395,218    7.41
    FHLB 11th District cost of funds....................................      291,691      291,532    6.56
    Other...............................................................      117,053      122,976    7.98
  Collateralized mortgage obligations:
    One-month LIBOR.....................................................      313,835      332,643    7.77
    Other...............................................................       13,029       13,181    7.32
                                                                          -----------    ----------
      Total adjustable rate held to maturity............................    1,119,629    1,155,550    7.35
                                                                          -----------    ----------
        Total adjustable rate...........................................  $ 2,157,588    2,218,453    7.33%
                                                                          ===========    ==========

The weighted average lifetime cap rate of the adjustable-rate participation certificate portfolio and the adjustable-rate collateralized mortgage obligation portfolio were 11.91% and 9.26%, respectively, at December 31, 1997.

6.   LOANS AND LEASES

Loans and leases consist of the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    1997             1996
                                                                                    ----             ----
                                                                                    (DOLLARS IN THOUSANDS)
Real Estate:
  Permanent:
    One-to-four family.......................................................   $  7,830,344        6,667,514
    Multifamily..............................................................        255,952          303,922
    Commercial...............................................................        334,362          387,617
  Construction:
    One-to-four family.......................................................        318,529          271,438
    Multifamily..............................................................         34,058           14,517
    Commercial...............................................................         23,006           19,122
                                                                                ------------        ---------
      Total real estate......................................................      8,796,251        7,664,130
Automobile...................................................................      1,543,728          991,802
Other consumer...............................................................      1,598,754        1,145,898
Business.....................................................................        172,039          108,992
Lease financings.............................................................        439,004          251,133
                                                                                ------------        ---------
    Total loans and leases...................................................     12,549,776       10,161,955
                                                                                ------------        ---------
  Less:
    Loans in process.........................................................        138,001          141,834
    Unamortized net discount (premium).......................................           (124)           1,169
    Allowance for loan and lease losses......................................        113,868           94,112
    Net deferred loan costs..................................................        (25,467)          (6,710)
    Dealer reserve...........................................................        (36,636)         (36,079)
                                                                                ------------        ---------
      Total..................................................................        189,642          194,326
                                                                                ------------        ---------
        Loans and leases held for investment, net............................   $ 12,360,134        9,967,629
                                                                                ============        =========
        Loans held for sale..................................................   $    341,671          150,437
                                                                                ============        =========

     At December 31, 1997 and 1996, $10.7 billion and $9.1 billion, respectively, of the Bank's gross loans were to borrowers located within the states of Ohio, Michigan and New York, its primary market area. Although the Bank has a diversified loan portfolio, its borrowers' ability to honor their contracts is substantially dependent upon general economic conditions of the region.

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

                                                                                      DECEMBER 31,
                                                                     ---------------------------------------------
                                                                             1997                    1996
                                                                     ---------------------   ---------------------
                                                                                PERCENT                 PERCENT
                                                                                  OF                       OF
                                                                      AMOUNT     TOTAL        AMOUNT     TOTAL
                                                                     --------   -------      --------    ------
                                                                                (DOLLARS IN THOUSANDS)
     Strip shopping centers.......................................  $ 123,972      34.7%    $ 139,684      34.3%
     Developed and undeveloped land...............................     76,098      21.3        54,891      13.5
     Office buildings.............................................     66,498      18.6        71,836      17.7
     Warehouses...................................................     47,483      13.3        54,397      13.4
     Hotel property...............................................     11,942       3.3        31,418       7.7
     Mobile home parks............................................      2,156        .6        19,774       4.9
     Other........................................................     29,219       8.2        34,739       8.5
                                                                    ---------   -------     ---------     -----
       Total......................................................  $ 357,368     100.0%    $ 406,739     100.0%
                                                                    =========   =======     =========     =====

     Business loans include loans to companies located in Ohio, Michigan, and New York totaling $160.1 million and $101.1 million at December 31, 1997 and 1996, respectively. Business loans are collateralized by accounts receivable, inventory and other assets used in the borrowers' business.

     The Company normally has outstanding a number of commitments to extend credit. At December 31, 1997, there were outstanding commitments to originate $489.3 million of fixed-rate mortgage loans and other loans and leases and $141.8 million of adjustable-rate loans, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

     At December 31, 1997, there were also outstanding unfunded consumer lines of credit of $902.2 million and business lines of credit of $49.1 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers' residence. The Company does not expect all of these lines to be used by the borrowers.

     The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation ("ICX"). The equipment leased by ICX is for commercial and industrial use only with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a borrower. It is expected to be able to make the rental payments based on its business' cash flow and the strength of its balance sheet. Leases are usually not evaluated as collateral based transactions and, therefore, the lessee's overall financial strength is the most important credit evaluation factor.

     A summary of the investment in lease financings is as follows:

                                                                                               DECEMBER 31,
                                                                                           ---------------------
                                                                                             1997         1996
                                                                                           (DOLLARS IN THOUSANDS)
     Direct financing leases............................................................. $ 251,092      167,623
     Sales-type..........................................................................    94,609       69,334
     Leveraged leases....................................................................    93,303       14,176
                                                                                           --------     --------
        Total lease financings........................................................... $ 439,004      251,133
                                                                                           ========     ========

     The components of the investment in lease financings are as follows:

                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1997        1996
                                                                                            (DOLLARS IN THOUSANDS)
     Total future minimum lease rentals..................................................  $  336,680    224,654
     Estimated residual value of leased equipment........................................     201,639     86,947
     Initial direct costs................................................................       3,333      2,597
     Less unearned income on minimum lease rentals and estimated residual value
       of leased equipment...............................................................    (102,648)   (63,065)
                                                                                            ---------   --------
         Total lease financings..........................................................  $  439,004    251,133
                                                                                            =========   ========

     At December 31, 1997, future minimum lease rentals on direct financing, sales type and leveraged leases are as follows: $98.8 million in 1998; $75.3 million in 1999, $55.8 million in 2000; $38.2 million in 2001; $25.9 million in 2002, and $42.7 million thereafter.

     At December 31, 1997, future minimum lease rentals on noncancelable operating leases are as follows: $5.5 million in 1998; $1.5 million in 1999; $258,000 in 2000, and $3,000 in 2001.

     ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997        1996       1995
                                                                                     ----        ----       ----
                                                                                       (DOLLARS IN THOUSANDS)
     Balance, beginning of year.................................................. $   94,112     90,527     91,063
       Adjustment to convert Rochester to a calendar year end....................        650          -          -
       Provision.................................................................     40,861     17,549      8,664
       Amounts charged off.......................................................    (29,440)   (20,080)   (16,007)
       Recoveries................................................................      4,722      6,116      6,631
       Acquired through acquisition..............................................      2,963          -          -
       Other.....................................................................          -          -        176
                                                                                  ----------     ------     ------
     Balance, end of year........................................................ $  113,868     94,112     90,527
                                                                                  ==========     ======     ======

     Nonperforming loans and leases were $62.2 million, $56.6 million and $67.5 million at December 31, 1997, 1996 and 1995, respectively.

     As of December 31, 1997, the total investment in impaired loans was $13.7 million. The entire $13.7 million was subject to allowances for credit losses of $452,000 as of December 31, 1997. The average recorded investment in impaired loans during 1997 was $23.2 million, and interest income recognized in 1997 was $1.1 million. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.4 million for 1997.

     As of December 31, 1996, the total investment in impaired loans was $13.2 million. The entire $13.2 million was subject to allowances for credit losses of $615,000 as of December 31, 1996. The average recorded investment in impaired loans during 1996 was $15.7 million, and interest income recognized in 1996 was $927,000. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.6 million for 1996.

7.   MORTGAGE BANKING ACTIVITIES

     At December 31, 1997, 1996 and 1995, loans serviced for the benefit of others totaled $9.1 billion, $10.6 billion and $9.2 billion, respectively. Included in these totals were loans sold on a recourse basis of $653.1 million, $659.5 million and $670.2 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $104.0 million and $87.6 million at December 31, 1997 and 1996, respectively.

     The following table displays, for the three most recent years, changes in recorded loan servicing assets.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1997         1996         1995
                                                                               ----         ----         ----
                                                                                   (DOLLARS IN THOUSANDS)

     Beginning balance..................................................   $   121,187      106,889       77,290
     Adjustment to convert Rochester to a calendar year end.............         1,133            -            -
     Originations.......................................................        11,737       21,428        7,453
     Purchases..........................................................         9,335       31,200       33,657
     Sales..............................................................       (29,699)     (23,705)           -
     Amortization.......................................................       (13,770)     (14,434)     (11,511)
     Net change in valuation allowance..................................       (18,087)        (191)           -
                                                                           -----------      -------      -------
       Ending balance...................................................   $    81,836      121,187      106,889
                                                                           ===========      =======      =======

     The fair value of mortgage loan servicing assets totaled $82.4 million and $136.8 million at December 31, 1997 and 1996, respectively. Valuation allowances for loan servicing assets totaled $18.3 million and $191,000 as of December 31, 1997 and 1996, respectively. The increase in the valuation allowance was recognized as a result of the current interest rate environment and projected increases in mortgage prepayments. Fair values are subject to change over time based on movements in interest rates and prepayment expectations and other market factors.

8.   REAL ESTATE AND OTHER COLLATERAL OWNED

     Real estate and other collateral owned consists of the following:

                                                                                                DECEMBER 31,
                                                                                             -------------------
                                                                                              1997        1996
                                                                                            (DOLLARS IN THOUSANDS)

     Real estate acquired in settlement of loans........................................... $  7,909      13,242
     Repossessed automobiles...............................................................    5,505       2,947
     Real estate held for investment and acquired for development..........................      312         307
                                                                                             -------     -------
       Total............................................................................... $ 13,726      16,496
                                                                                             =======     =======

9.   DEPOSITS

     Deposits consist of the following:

                                                                                    DECEMBER 31,
                                                                ----------------------------------------------------
                                                                         1997                         1996
                                                                -----------------------     ------------------------
                                                                               WEIGHTED                    WEIGHTED
                                                                               AVERAGE                      AVERAGE
                                                                  AMOUNT         RATE          AMOUNT        RATE
                                                                -----------      ----       ------------     -----
                                                                               (DOLLARS IN THOUSANDS)
     Checking accounts:
       Interest-bearing.....................................   $    783,768      1.54%     $     739,456      1.76%
       Noninterest-bearing..................................        397,760         -            331,291         -
     Savings accounts.......................................      1,155,093      2.33          1,363,087      2.46
     Money market accounts..................................      1,799,709      3.30          1,620,625      3.56
     Certificates of deposit................................      6,045,191      5.95          6,012,032      5.82
     Nationally marketed certificates of deposit............         36,243      5.84            141,300      5.45
                                                               ------------                -------------
         Total deposits.....................................     10,217,764      4.50         10,207,791      4.52
     Plus unamortized premium on
       deposits purchased...................................          1,436                        2,056
                                                               ------------                -------------
         Total deposits, net................................   $ 10,219,200                $  10,209,847
                                                               ============                =============
     Including the annualized effect of applicable interest
       rate risk management instruments.....................                     4.37%                        4.46%


     Including the annualized effect of applicable interest rate risk management instruments.

     A summary of certificates of deposit by maturity follows:

                                                                                               DECEMBER 31, 1997
                                                                                              --------------------
                                                                                              (DOLLARS IN THOUSANDS)

     Within 12 months.........................................................................     $ 4,252,614
     12 months to 24 months...................................................................       1,178,052
     24 months to 36 months...................................................................         219,424
     36 months to 48 months...................................................................         148,034
     Over 48 months...........................................................................         283,310
                                                                                                    ----------
       Total..................................................................................     $ 6,081,434
                                                                                                    ==========

     10.  FEDERAL HOME LOAN BANK ADVANCES

          Federal Home Loan Bank advances at December 31, 1997, are secured by the Company's investment in the stock of the Federal Home Loan Bank, as well as certain real estate loans aggregating $7.8 billion and mortgage-backed securities aggregating $995.5 million. FHLB advances are comprised of the following:


                                                                                       DECEMBER 31,
                                                                  -------------------------------------------------
                                                                            1997                      1996
                                                                  ------------------------   ----------------------
                                                                                WEIGHTED                  WEIGHTED
                                                                                 AVERAGE                   AVERAGE
                                                                    AMOUNT        RATE         AMOUNT        RATE
                                                                  ----------      -----      ----------      ----
                                                                               (DOLLARS IN THOUSANDS)

     Fixed-rate advances.......................................  $ 4,921,760       5.90%    $ 2,023,783      6.01%
     Variable-rate advances....................................      448,743       5.76       1,403,000      5.56
                                                                 -----------                 ----------
       Total advances, net                                         5,370,503       5.89       3,426,783      5.81
                                                                 ===========                 ==========
     Including the annualized effect of applicable interest
       rate risk management instruments........................                    5.83%                     5.84%

     Scheduled repayments of FHLB advances are as follows:


                                                                                       DECEMBER 31,
                                                                  -------------------------------------------------
                                                                            1997                      1996
                                                                  ------------------------   ----------------------
                                                                                WEIGHTED                  WEIGHTED
                                                                                 AVERAGE                   AVERAGE
                                                                    AMOUNT        RATE         AMOUNT        RATE
                                                                  ----------      -----      ----------      ----
                                                                               (DOLLARS IN THOUSANDS)

     Maturing in:
       1998..................................................   $ 2,460,000        5.84%    $    75,000      5.76%
       1999..................................................     1,395,000        5.96         200,000      5.72
       2000..................................................       550,000        5.85               -         -
       2001..................................................       255,000        5.05               -         -
       2002..................................................       225,000        5.95               -         -
       Thereafter............................................        36,760        5.78         173,743      5.80
                                                                -----------                 -----------
         Total FHLB advances, net............................   $ 4,921,760        5.90%    $   448,743      5.76%
                                                                ===========                 ===========

     At December 31, 1997, $200 million of the fixed rate agreements maturing in 2001 are convertible, at the counterparty's option, to a floating rate of three-month LIBOR, beginning in February 1999 and quarterly thereafter.

     In the fourth quarter of 1997, the Company prepaid $550 million of FHLB advances and recognized a pre-tax extraordinary loss of $4.1 million.

11.  REVERSE REPURCHASE AGREEMENTS

     The Company enters into reverse repurchase agreements with the FHLB and large investment banking firms. The agreements to repurchase assets correspond with sales of the Company's mortgage-backed securities treated as financings for financial statement purposes. The securities subject to repurchase agreements were delivered to the FHLB or brokers arranging the transactions who hold the collateral until maturity of the agreements.

     The table below presents information regarding the carrying and fair values of assets sold under agreements to repurchase, in addition to the amounts and interest rates of the related borrowings.

                                                                                   DECEMBER 31, 1997
                                                                --------------------------------------------------
                                                                      ASSETS SOLD
                                                                -----------------------                  WEIGHTED
                                                                 CARRYING     ESTIMATED   REPURCHASE     AVERAGE
                                                                   VALUE      FAIR VALUE  LIABILITY(1)     RATE
                                                                 --------     ----------  ------------   -------
                                                                              (DOLLARS IN THOUSANDS)
                                                                             ----------   ----------    --
     Type of mortgage-backed security and term of borrowing:
       U.S. Government Agency Securities:
         90 days to one year................................   $   123,526      128,436      119,084        5.78%
         Over one year......................................     1,879,760    1,928,159    1,823,674        5.99
                                                                ----------   ----------   ----------
             Total..........................................     2,003,286    2,056,595    1,942,758        5.98
                                                                ----------   ----------   ----------

       Private issues:
         90 days to one year................................       138,539      138,558      132,766        5.86
         Over one year......................................        18,118       18,362       21,000        5.59
                                                                ----------   ----------   ----------
             Total private issues...........................       156,657      156,920      153,766        5.83
                                                                ----------   ----------   ----------
                 Total......................................   $ 2,159,943    2,213,515    2,096,524        5.96%
                                                                ==========   ==========   ==========

     -----------------
     (1) Excludes accrued interest payable of $19.2 million.

                                                                                 DECEMBER 31, 1996
                                                                  ------------------------------------------------
                                                                        ASSETS SOLD
                                                                  -----------------------                 WEIGHTED
                                                                   CARRYING    ESTIMATED    REPURCHASE    AVERAGE
                                                                    VALUE      FAIR VALUE   LIABILITY(1)    RATE
                                                                  ----------   ----------   ----------   ---------
                                                                               (DOLLARS IN THOUSANDS)
     Type of mortgage-backed security and term of borrowing:
       U.S. Government Agency Securities:
         Under 30 days........................................   $   107,418      107,576      101,996      5.37%
         30 to 89 days........................................       122,238      121,405      115,005      5.42
         90 days to one year..................................       207,861      212,151      208,106      5.62
         Over one year........................................     1,449,211    1,461,939    1,374,778      5.49
                                                                 -----------   ----------   ----------
             Total............................................     1,886,728    1,903,071    1,799,885      5.49
                                                                 -----------   ----------   ----------
       Private issues:
         Under 30 days........................................       310,193      306,832      294,162      5.41
         30 to 89 days........................................        26,179       26,888       25,646      5.40
         90 days to one year..................................       321,300      319,952      304,991      5.53
                                                                  ----------   ----------   ----------
             Total private issues.............................       657,672      653,672      624,799      5.47
                                                                 -----------   ----------   ----------
                 Total........................................   $ 2,544,400    2,556,743    2,424,684      5.49%
                                                                 ===========   ==========   ==========


     ---------------------------
      (1) Excludes accrued interest payable of $15.4 million.

      At December 31, 1997, there were no amounts at risk with any counterparties exceeding 10% of shareholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

12.   OTHER BORROWINGS

      Other borrowings consist of the following:
                                                                                              DECEMBER 31,
                                                                                          ----------------------
                                                                                            1997       1996
                                                                                          (DOLLARS IN THOUSANDS)

     Zero coupon bonds of $407.0 million due February 2005,
       with yield to maturity of 11.36%................................................  $ 182,332    162,435
     Mortgage loan sale agreement......................................................      8,695      9,902
     Variable-rate bonds, due December 1, 2015, interest payable semi-
       annually at 4.75% with a ceiling of 9.50%.......................................     10,000     10,000
     Installment obligations without recourse..........................................     24,053     23,157
     Other.............................................................................      4,718      6,184
                                                                                         ---------   --------
          Total........................................................................  $ 229,798    211,678
                                                                                         =========   ========

     The zero coupon bonds are collateralized by mortgage-backed securities of $376.2 million and $359.0 million at December 31, 1997 and 1996, respectively.

     The installment obligations are collateralized by leased equipment and future lease revenues. The Company assigned the rentals under many leases on a nonrecourse basis. In the event of a default by a lessee, there is no recourse against the Company.

13.  INTEREST RATE RISK MANAGEMENT INSTRUMENTS

     The Company utilizes various types of interest rate risk management instruments to manage its interest rate risk profile. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer-term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

      Information on the swaps, by maturity date, follows:


                                                                           DECEMBER 31,
                                                ---------------------------------------------------------------
                                                           1997                                1996
                                                ----------------------------       ----------------------------
                                                NOTIONAL   RECEIVING   PAYING      NOTIONAL   RECEIVING   PAYING
                                                PRINCIPAL  INTEREST    INTEREST    PRINCIPAL  INTEREST   INTEREST
                                                 AMOUNT      RATE       RATE        AMOUNT      RATE      RATE
                                                ---------  ---------   --------    ---------  ---------  --------
                                                                   (DOLLARS IN THOUSANDS)
     FIXED PAYMENT AND VARIABLE RECEIPT
     1997.....................................          -       -          -      $ 100,000      5.56%     6.27%
     1998..................................... $  175,000    5.81%      5.96%       225,000      5.63      5.86
     1999.....................................    150,000    5.85       5.52        225,000      5.63      7.52
                                               ----------    ----       ----        -------      ----      ----
                                               $  325,000    5.83% (1)  5.76%     $ 550,000      5.62% (1) 6.61%
                                               ==========    ====     ======      =========      ====      ====
     VARIABLE PAYMENT AND FIXED RECEIPT
     1998..................................... $   25,000    5.70%      5.83%     $ 115,000      6.40%     5.53%
     1999.....................................    115,000    6.42       5.83              -         -         -
     2000.....................................          -       -          -        110,000      7.06      5.54
     2001.....................................     15,000    6.39       5.85        140,000      7.28      5.53
     2002.....................................    250,000    7.08       5.84              -         -         -
                                               ----------    ----       ----        -------      ----      ----
        Total................................. $  405,000    6.78%      5.84% (1) $ 365,000      6.93%     5.53%(1)
                                               ==========    ====     ======      =========      ====      ====


     ----------------------
     (1) Rates are based upon LIBOR.

     The Company is exposed to credit loss in the event of nonperformance by the swap counterparties, however, the Company does not currently anticipate nonperformance by the counterparties.

     The cost of interest rate risk management instruments included in interest expense was as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                         1997          1996           1995
                                                                         ----          ----           ----
                                                                                (DOLLARS IN THOUSANDS)
     Interest expense:
       Consumer loans...............................................  $       -            93            245
       Deposits.....................................................    (14,358)       (9,515)        19,336
       FHLB advances................................................         44         1,760          2,201
       Reverse repurchase agreements................................       (489)       (1,840)        30,914
                                                                      ---------       -------       --------
          Total.....................................................  $ (14,803)       (9,502)        52,696
                                                                      =========       =======       ========

     In addition to the above, swap termination losses recognized in 1995 in connection with the FirstFed Merger were $76.2 million, on a pre-tax basis.

14.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                          1997           1996            1995
                                                                          ----           ----            ----
                                                                                (DOLLARS IN THOUSANDS)
      Current........................................................   $ 45,852         53,521          48,286
      Deferred.......................................................     25,995         29,107         (16,529)
                                                                         -------        -------        --------
         Total.......................................................   $ 71,847         82,628          31,757
                                                                         =======        =======        ========

     A reconciliation from tax at the statutory rate to the income tax provision is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                               1997                1996                1995
                                                         -----------------   -----------------   -----------------
                                                         DOLLARS    RATE     DOLLARS   RATE      DOLLARS   RATE
                                                                         (DOLLARS IN THOUSANDS)

     Tax at statutory rate............................. $ 78,044    35.0%   $ 87,519    35.0%   $ 36,240    35.0%
     Increase (decrease) due to:
       Change in valuation allowance for
        deferred tax assets............................   (4,760)   (2.1)     (5,573)   (2.2)     (8,357)   (8.1)
       Other ..........................................   (1,437)    (.6)        682      .3       3,874     3.8
                                                         -------    ----     -------   -----     -------   -----
         Income tax provision ......................... $ 71,847    32.3%   $ 82,628    33.1%   $ 31,757    30.7%
                                                         =======    ====     =======   =====     =======   =====

     Significant components of the deferred tax assets and liabilities are as follows.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                          1997           1996            1995
                                                                          ----           ----            ----
                                                                                  (DOLLARS IN THOUSANDS)
     Deferred tax assets:
       Book allowance for loan losses...............................   $   41,036        36,602          35,531
       Accrued and deferred compensation............................        6,415         8,757           6,862
       Allowance for uncollected interest...........................        1,291         1,213           1,363
       Net unrealized loss on securities............................            -            64          16,411
       Other........................................................       26,118        18,710          37,301
                                                                       ----------         -----          ------
          Total deferred tax assets.................................       74,860        65,346          97,468
          Less: Valuation allowance.................................            -        (4,760)        (10,333)
                                                                       ----------         -----          ------
              Deferred tax assets, net..............................       74,860        60,586          87,135
                                                                       ----------         -----          ------
     Deferred tax liabilities:
       Leasing activities, net......................................       62,738        28,375          11,822
       FHLB stock dividends.........................................       19,565        15,124          12,668
       Tax allowance for loan losses................................        5,885         5,840           7,987
       Net unrealized gain on securities............................        8,943             -               -
       Depreciation.................................................        2,046         3,783           2,690
       Purchase accounting..........................................       (2,412)          894           1,738
       Other........................................................       11,975         5,448           3,654
                                                                       ----------         -----          ------
          Total deferred tax liabilities............................      108,740        59,464          40,559
                                                                       ----------         -----          ------
            Net deferred tax asset (liability)......................   $  (33,880)        1,122          46,576
                                                                       ==========         =====          ======

     During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995.
     Section 593 allowed thrift institutions, including Charter One, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six-year period beginning in 1996. The recapture has no effect on the Company's statement of operations as taxes were provided for in prior years in accordance with SFAS 109, "Accounting for Income Taxes." The timing of this recapture may be delayed for a one or two-year period to the extent that Charter One originates more residential loans than the average originations in the past six years. Charter One will meet the origination requirement for 1997 and, therefore, will delay recapture at least until the six-year period beginning in 1998. The recapture amount of $16.7 million will result in payments totaling $5.8 million which has been previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of shareholders or if the Bank no longer qualifies as a "bank". Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $203 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

15.  SHAREHOLDERS' EQUITY

     The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1997, approximately $153.1 million of the Company's retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.

     On May 15, 1996, the Board of Directors of the Company authorized management to purchase 5% of the Company's outstanding common stock in an additional buyback program. As of that date, the Company had 49,722,369 common shares outstanding (adjusted for subsequent stock dividends). In connection with the Rochester Merger the stock repurchase program was rescinded on August 8, 1997. Charter One had 1,096,593 shares remaining unpurchased.

     In May 1996, Rochester announced it would redeem all outstanding convertible preferred stock at the close of business on July 15, 1996 for $26.225 per share plus accrued dividends. Alternatively, preferred shareholders had the option of converting their stock to common shares at any time prior to the redemption at a ratio of 1.5625 shares of common for each preferred share. Due to the excess of the market price for Rochester's common shares over the pre-established redemption price, 3.0 million preferred shares were converted to common and only 652 shares were redeemed. Rochester reissued 3.5 million common shares held in treasury and issued 1.1 million new common shares to those who elected to convert preferred stock to common.

     On August 20, 1997, the Board of Directors of the Company approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997. On July 24, 1996, the Board of Directors of the Company approved a 5% stock dividend which was distributed September 30, 1996, to shareholders of record on September 13, 1996.

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


                                                                              AS OF DECEMBER 31, 1997
                                               --------------------------------------------------------------------------------
                                                                                                       TO BE WELL CAPITALIZED
                                                                              FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                                       ACTUAL               ADEQUACY PURPOSES             ACTION PROVISIONS
                                               ---------------------- ----------------------------  ---------------------------
                                                   AMOUNT     RATIO    AMOUNT         RATIO           AMOUNT        RATIO
                                                                              (DOLLARS IN THOUSANDS)

     Total capital (to risk-weighted assets)... $ 1,205,750   10.00%  964,459    Greater than =8.0% 1,205,574   Greater than =10.0%
     Tier 1 capital (to risk-weighted assets)..   1,095,084    9.08       N/A                  N/A    723,344   Greater than = 6.0
     Tier 1 capital (to adjusted tangible assets) 1,095,084    5.55   592,272    Greater than =3.0    987,120   Greater than = 5.0
     Tangible capital (to adjusted
       tangible assets)........................   1,095,084    5.55   296,136    Greater than =1.5        N/A                 N/A


                                                                              AS OF DECEMBER 31, 1997
                                               ---------------------------------------------------------------------------------
                                                                                                         TO BE WELL CAPITALIZED
                                                                            FOR CAPITAL                UNDER PROMPT CORRECTIVE
                                                       ACTUAL             ADEQUACY PURPOSES               ACTION PROVISIONS
                                               -----------------------------------------------       ---------------------------
                                                   AMOUNT   RATIO     AMOUNT        RATIO             AMOUNT        RATIO
                                                                          (DOLLARS IN THOUSANDS)

     Total capital (to risk-weighted assets)... $ 1,073,977 11.06%   776,723    Greater than  = 8.0% 970,904   Greater than = 10.0%
     Tier 1 capital (to risk-weighted assets)..     983,200 10.13        N/A                    N/A  582,545   Greater than =   6.0
     Tier 1 capital (to adjusted tangible assets)   983,200  5.57    529,924    Greater than  = 3.0  883,207   Greater than =   5.0
     Tangible capital (to adjusted
       tangible assets)........................     983,200  5.57    264,962    Greater than   =1.5      N/A                    N/A

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

     Management believes, as of December 31, 1997, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

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

     The rights expire on December 1, 1999, and may be redeemed by the Company for $.01 per right at any time prior to an acquisition of 20% or more of the common stock of the Company and thereafter under certain circumstances, including in connection with a business combination consented to by the Company. There are 63,848,837 rights outstanding at December 31, 1997 and 800,000 shares of preferred stock reserved for these rights.

18.  BENEFIT PLANS

     The Company sponsors several defined contribution plans covering substantially all employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. Defined contribution pension expense for the Company was $5.1 million, $5.0 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company generally does not provide health care and life insurance benefits to retired employees. Rochester and FirstFed provided such benefits to certain previously retired employees. The net periodic postretirement benefit cost of the plans was $1.6 million, $2.1 million, and $2.0 million for the years ended December 31, 1997, 1996, and 1995, respectively.

19.  STOCK OPTION PLANS

     At December 31, 1997, the Company has five stock option plans under which 10,396,205 shares of common stock are reserved for grant to directors, officers and key employees. The plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the "Committee"). The options expire no later than 10 years from the grant date. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                  1997        1996         1995
                                                                                  ----        ----         ----
                                                                                      (DOLLARS IN THOUSANDS)
     Net income:
       As reported...........................................................  $  148,409     167,427       71,785
       Pro forma.............................................................     142,958     164,380       71,688

     Earnings per common share:
       As reported...........................................................        2.36        2.64         1.06
       Pro forma.............................................................        2.27        2.59         1.06

     Earnings per common and common equivalent share assuming dilution:
       As reported...........................................................        2.29        2.51         1.04
       Pro forma.............................................................        2.21        2.47         1.04

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: dividend yield of 2.5% for the 1995 and 1996 grants and 2.0% for the 1997 grants; expected volatility of 34% for the 1995 option grants, 31% to 34% for the 1996 option grants and 31% to 33% for the 1997 grants; risk-free interest rates of 6.48% to 7.71% for the 1995 option grants, 5.48% to 6.56% for the 1996 grants and 5.85% to 6.73% for the 1997 grants; and expected lives of seven years for all grants.

     The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 1997 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect the 5% stock dividends in 1997 and 1996.

                                                                                        EXERCISE PRICE
                                                                              ----------------------------------
                                                             NUMBER
                                                           OF SHARES            PER SHARE            TOTAL
                                                           ----------         --------------      ------------

     Outstanding at January 1, 1995.....................    3,328,332        $ 2.83 -$ 27.98      $ 38,683,990
     Granted............................................      120,352         17.46 -  26.68         2,327,359
     Exercised..........................................     (870,628)         3.23 -  18.37        (9,421,312)
     Canceled - stock appreciation rights exercised.....       (4,165)                  5.86           (24,413)
     Forfeited..........................................      (30,780)        14.06 -  17.33          (441,058)
                                                           ----------                             ------------
     Outstanding at December 31, 1995...................    2,543,111          2.83 -  27.98        31,124,566
     Granted............................................    1,711,005         23.33 -  40.00        46,503,512
     Exercised..........................................     (683,637)         3.23 -  27.98        (7,234,966)
     Forfeited..........................................     (105,529)        16.00 -  26.98        (2,373,544)
                                                           ----------                             ------------
     Outstanding at December 31, 1996...................    3,464,950          2.83 -  40.00        68,019,568
     Granted............................................      732,559         29.92 -  62.75        31,100,908
     Exercised..........................................     (866,374)         3.23 -  40.03       (12,029,124)
     Forfeited..........................................      (22,271)        26.98 -  42.14          (688,312)
                                                           ----------                             ------------

     Outstanding at December 31, 1997...................    3,308,864        $ 2.83 -$ 62.75      $ 86,403,040
                                                           ==========         =====   ======      ============

     Exercisable at December 31, 1997...................    1,525,994        $ 2.83 -$ 40.03      $ 29,486,449
                                                           ==========         =====   ======      ============

     Shares available for future grants
      at December 31, 1997..............................    7,087,341
                                                           ==========


     As of December 31, 1997, the weighted-average exercise price for options outstanding was $18.27 with a weighted average remaining contractual life of 5.8 years.

     The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 1997 no awards of restricted shares of common stock or performance units had been made.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance - The carrying amount as reported in the Consolidated Statements of Financial Condition is a reasonable estimate of fair value.

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

     Loan Servicing Assets - The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustments for market and credit risks.

     Deposits - The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for advances of similar remaining maturities.

     Federal Home Loan Bank Advances, Reverse Repurchase Agreements, and Other Borrowings - Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings.

     Interest Rate Risk Management Instruments - The fair value is estimated as the difference in the present value of future cash flows between the Company's existing agreements and current market rate agreements of the same duration.

     Forward Commitments - Quoted market prices are utilized to determine fair value disclosures when such prices are available.

          The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                                         DECEMBER 31, 1997               DECEMBER 31, 1996
                                                     -------------------------       --------------------------
                                                      CARRYING        FAIR             CARRYING        FAIR
                                                        VALUE         VALUE             VALUE          VALUE
                                                     -----------   -----------       ------------   -----------
                                                                       (DOLLARS IN THOUSANDS)
     Assets:
       Cash and cash equivalents.................   $    239,716       239,716            334,596       334,596
       Investment securities.....................        582,589       582,589            246,060       246,060
       Mortgage-backed securities................      5,285,482     5,343,838          6,359,463     6,374,043
       Loans and leases..........................     12,701,805    12,802,429         10,118,066    10,345,648
       Federal Home Loan Bank stock..............        366,647       366,647            250,465       250,465
       Accrued interest receivable...............        110,181       110,181             99,332        99,332
       Loan servicing assets.....................         81,836        82,364            121,187       136,808
     Liabilities:
       Deposits:
         Checking, savings and money
           market accounts.......................      4,136,330     4,136,330          4,054,459     4,054,459
         Certificates of deposit.................      6,082,870     6,066,731          6,155,388     6,159,215
       Federal Home Loan Bank advances...........      5,370,503     5,360,334          3,426,783     3,418,670
       Reverse repurchase agreements.............      2,096,524     2,097,328          2,424,684     2,421,312
       Other borrowings..........................        229,798       279,514            211,678       257,114
       Advance payments by borrowers for
         taxes and insurance.....................        138,379       138,379            105,551       105,551
       Accrued interest payable..................         53,094        53,094             42,191        42,191
     Off-Balance-Sheet Items:
       Interest rate risk management
        instruments..............................              -        17,519                  -         9,229
       Forward commitments to sell loans.........         (1,662)       (1,662)            (2,694)       (2,694)



21.  STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

     Supplemental disclosures of cash flow information are summarized below:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                            1997         1996         1995
                                                                            ----         ----         ----
                                                                                (DOLLARS IN THOUSANDS)

     Supplemental disclosures of cash flow information:
       Cash paid during the year for:
         Interest on deposits and borrowings..........................  $   840,326      806,338       855,702
         Income taxes.................................................       49,500       56,576        20,504
     Supplemental schedule of noncash activities:
       Loans exchanged for mortgage-backed securities.................            -      510,435       331,426
       Securities transferred from held to maturity to
         available for sale...........................................            -       10,861     2,224,382
       Securities transferred from available for sale to
         held to maturity.............................................        4,824            -        79,618
       Transfers from loans to real estate owned......................       11,293       16,331        12,779
       Issuance of common shares to converting preferred shareholders:
         From treasury................................................            -       85,766             -
         New shares...................................................            -       17,874             -

22.  PARENT COMPANY FINANCIAL INFORMATION

     The summarized financial statements of Charter One Financial, Inc. (parent company only) as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follow:

     STATEMENTS OF FINANCIAL CONDITION



                                                                                              DECEMBER 31,
                                                                                        ------------------------
                                                                                           1997          1996
                                                                                           ----          ----
                                                                                         (DOLLARS IN THOUSANDS)
     Assets:
       Deposits with subsidiary......................................................  $     6,084            67
       Cash equivalents..............................................................        3,101        36,551
       Investment in subsidiary, at equity...........................................    1,366,755     1,197,889
       Securities and other..........................................................        1,458        11,257
                                                                                       -----------     ---------
          Total......................................................................  $ 1,377,398     1,245,764
                                                                                       ===========     =========
     Liabilities:
       Total liabilities.............................................................  $       509           177
                                                                                       -----------     ---------
     Shareholders' equity:
       Common stock..................................................................          650           615
       Additional paid-in capital....................................................      706,804       496,723
       Retained earnings.............................................................      700,616       795,338
       Treasury stock, at cost.......................................................      (45,441)      (41,266)
       Borrowings of employee investment and stock ownership plan....................       (2,349)       (3,181)
       Accumulated other comprehensive income........................................       16,609        (2,642)
                                                                                       -----------     ---------
         Total shareholders' equity..................................................    1,376,889     1,245,587
                                                                                       -----------     ---------
            Total....................................................................  $ 1,377,398     1,245,764
                                                                                       ===========     =========

     STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1997        1996       1995
                                                                                 ----        ----       ----
                                                                                    (DOLLARS IN THOUSANDS)
     Income:
       Dividends from subsidiary............................................. $  30,000     100,000     47,500
       Interest and dividends on securities..................................     1,331       2,081      2,068
                                                                               --------    --------   --------
          Total income.......................................................    31,331     102,081     49,568

     Expenses................................................................     3,868         998     12,064
                                                                               --------    --------   --------

       Income before undistributed net earnings of subsidiary................    27,463     101,083     37,504
       Equity in undistributed net earnings of subsidiary....................   120,946      66,344     34,281
                                                                               --------    --------   --------
          Net income......................................................... $ 148,409     167,427     71,785
                                                                               ========    ========   ========

     STATEMENTS OF CASH FLOWS
                                                                                   YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1997         1996         1995
                                                                               ----         ----         ----
                                                                                     (DOLLARS IN THOUSANDS)
     Cash flows from operating activities:
       Net income.........................................................  $  148,409      167,427       71,785
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Equity in undistributed net earnings of subsidiary.............     120,946       66,344       34,281
           Other..........................................................    (213,255)     (39,204)     (55,354)
                                                                             ---------    ---------    ---------
             Net cash provided by operating activities....................      56,100      194,567       50,712
                                                                             ---------    ---------    ---------

     Cash flows from investing activities:
       Purchase of securities.............................................           -      (44,362)    (233,756)
       Maturity of securities.............................................      11,227       34,635      247,900
                                                                             ---------    ---------    ---------
          Net cash provided by (used in) investing activities.............      11,227       (9,727)      14,144
                                                                             ---------    ---------    ---------

     Cash flows from financing activities:
       Proceeds from issuance of common stock.............................       5,079        3,541        2,319
       Payment of dividends on common stock...............................     (54,268)     (46,467)     (35,845)
       Payment of dividends on preferred stock............................           -       (2,600)      (5,232)
       Net purchases of treasury stock....................................     (45,571)    (131,292)     (12,813)
                                                                             ---------    ---------    ---------
          Net cash used in financing activities...........................     (94,760)    (176,818)     (51,571)
                                                                             ---------    ---------    ---------

            Increase (decrease) in deposits with subsidiary and
              cash equivalents............................................   $ (27,433)       8,022       13,285
                                                                             =========    =========    =========

23.  EARNINGS PER SHARE


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                          1997           1996           1995
                                                                          ----           ----           ----
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
     Basic Earnings Per Share:
       Income before extraordinary item............................  $     151,136        167,427         71,785
       Less: Preferred stock dividends.............................              -          2,600          5,232
                                                                     -------------   ------------   ------------
       Income available to common stockholders.....................  $     151,136        164,827         66,553
                                                                     =============   ============   ============

       Average common shares outstanding...........................     62,971,823     62,473,715     62,904,942
                                                                     =============   ============   ============

       Earnings per common share before extraordinary item.........  $        2.40           2.64           1.06
                                                                     =============   ============   ============

     Diluted Earnings Per Share:
       Income before extraordinary item............................  $     151,136        167,427         71,785
                                                                     =============   ============   ============

       Average common shares outstanding...........................     62,971,823     62,473,715     62,904,942
       Add common stock equivalents for shares issuable under:
         Stock option plans........................................      1,783,408      1,409,799      1,495,637
         Preferred stock conversion................................              -      2,762,424      4,463,487
                                                                     -------------   ------------   ------------
       Average common and common equivalent shares                      64,755,231     66,645,938     68,864,066
     outstanding...................................................
                                                                     =============   ============   ============
        Earnings per common and common equivalent share
         before extraordinary item.................................  $        2.33           2.51           1.04
                                                                     =============   ============   ============

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Charter One Financial, Inc. and RCSB Financial, Inc. which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statement of financial condition of RCSB Financial, Inc. as of November 30, 1996, or the related statements of income, shareholders' equity, and cash flows of RCSB Financial, Inc. for the years ended November 30, 1996 and 1995, which statements reflect total assets of $4.0 billion as of November 30, 1996, and net income of $39.7 million and $37.8 million for the years ended November 30, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RCSB Financial, Inc. for 1996 and 1995, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/Deloitte & Touche LLP

Cleveland, Ohio
January 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Reference is also made to the information appearing in Part I - "Executive Officers," which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned "Compensation of Directors", "Executive Compensation and Other Information", "1997 Compensation Committee Report on Executive Compensation", and "Comparison of Cumulative Total Return Among Charter One Financial, Inc., S & P 500 Index, KBW 50 Index, and Peer Group Index."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Outstanding Voting Securities."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Compensation of Directors" and "Transactions with Related Parties."


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         1. REPORTS OF INDEPENDENT ACCOUNTANTS

         2. CONSOLIDATED FINANCIAL STATEMENTS

            (a) Consolidated Statements of Financial Condition as of
                December 31, 1997 and 1996

            (b) Consolidated Statements of Income for the Years Ended
                December 31, 1997, 1996 and 1995

            (c) Consolidated Statements of Shareholders' Equity for the
                Years Ended December 31, 1997, 1996 and 1995

            (d) Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1997, 1996 and 1995

            (e) Notes to Consolidated Financial Statements

             All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.

         3.  EXHIBITS

             See Index to Exhibits

         4.   REPORTS ON FORM 8-K

             On October 17, 1997, the Company filed a Form 8-K to report consummation of its merger with RCSB Financial, Inc. on October 3, 1997 and the results of the special meeting of shareholders held on that date during which shareholders approved the merger.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of the 20th day of March, 1998.

CHARTER ONE FINANCIAL, INC.



By: CHARLES JOHN KOCH
    --------------------------------
     Charles John Koch
     Director, President and
     Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.


               SIGNATURE                             TITLE                       DATE
             -------------                           ------                     ------
/s/CHARLES JOHN KOCH                       Director, President and          March 20, 1998
-------------------------------------      Chief Executive Officer
Charles John Koch
(Principal Executive Officer)


/s/RICHARD W. NEU                          Director, Executive Vice         March 20, 1998
-------------------------------------      President
Richard W. Neu                             Chief Financial Officer
(Principal Financial Officer)


/s/EUGENE B. CARROLL, SR.                  Director                         March 20, 1998
-------------------------------------
Eugene B. Carroll, Sr.


/s/PHILLIP WM. FISHER                      Director                         March 20, 1998
-------------------------------------
Phillip Wm. Fisher


/s/DENISE M. FUGO                          Director                         March 20, 1998
-------------------------------------
Denise M. Fugo


/s/MARK D. GROSSI                          Director                         March 20, 1998
-------------------------------------
Mark D. Grossi


/s/CHARLES M. HEIDEL                       Director                         March 20, 1998
-------------------------------------
Charles M. Heidel


/s/CHARLES F. IPAVEC                       Director                         March 20, 1998
-------------------------------------
Charles F. Ipavec


/s/JOHN D. KOCH                            Director                         March 20, 1998
-------------------------------------
John D. Koch

               SIGNATURE                             TITLE                       DATE
             -------------                           ------                     ------
/s/PHILIP J. MEATHE                        Director                         March 20, 1998
-------------------------------------
Philip J. Meathe


/s/MICHAEL P. MORLEY                       Director                         March 20, 1998
-------------------------------------
Michael P. Morley


/s/HENRY R. NOLTE, JR.                     Director                         March 20, 1998
-------------------------------------
Henry R. Nolte, Jr.


/s/RONALD F. POE                           Director                         March 20, 1998
-------------------------------------
Ronald F. Poe


/s/VICTOR A. PTAK                          Director                         March 20, 1998
-------------------------------------
Victor A. Ptak


/s/MELVIN J. RACHAL                        Director                         March 20, 1998
-------------------------------------
Melvin J. Rachal


/s/JEROME L. SCHOSTAK                      Director                         March 20, 1998
-------------------------------------
Jerome L. Schostak


/s/MARK SHAEVSKY                           Director                         March 20, 1998
-------------------------------------
Mark Shaevsky


/s/LEONARD S. SIMON                        Director                         March 20, 1998
-------------------------------------
Leonard S. Simon


/s/JOHN P. TIERNEY                         Director                         March 20, 1998
-------------------------------------
John P. Tierney


/s/ERESTEEN R. WILLIAMS                    Director                         March 20, 1998
-------------------------------------
Eresteen R. Williams


                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                            DESCRIPTION
------                                            -----------

     3.1 Registrant's Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 4.2 to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

     3.2 Registrant's Bylaws, as amended and currently in effect, filed on August 8, 1997 as Exhibit 3.2 to Registrant's Registration Statement on Form S-4 (File No. 333-33169), is incorporated herein by reference.

     4.1 Form of Certificate of Common Stock, filed on January 22, 1988 as Exhibit 4.2 to Registrant's Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

     4.2 Shareholder Rights Agreement dated November 21, 1989, between Charter One Financial, Inc. and First National Bank of Boston, as amended on May 26, 1995, filed as Exhibit 4.2 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 and December 31, 1995, respectively (File No. 0-16311), is incorporated herein by reference.

    10.1 Registrant's Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant's Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

    10.2 Registrant's Directors' Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

    10.3 Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-16311), is incorporated herein by reference.

    10.4 Charter One Bank, F.S.B. Employee Savings Plan and Trust and Amendments thereto, filed as Exhibit 10.10 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

    10.5 Amendments Number Three, Four, Five and Six to the Charter One Bank, F.S.B. Employee Savings Plan and Trust, filed on August 8, 1997 as Exhibit 10.5 to Registrant's Registration Statement on Form S-4 (File No. 333-33169), are incorporated herein by reference.

    10.6 Charter One Bank, F.S.B. Profit Sharing Plan and Amendments thereto, filed as Exhibit 10.12 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

    10.7 Amendments Number One through Seven to the Charter One Bank, F.S.B. Profit Sharing Plan, filed on August 8, 1997 as Exhibit
                 10.7 to the Registrant's Registration Statement on Form S-4 (File No. 333-33169), are incorporated herein by reference.

    10.8 First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

    10.9 FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

    10.10 FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

    10.11 Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana, filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant's Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

    10.12 Forms of Employment Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana, filed on July 25, 1995 as Exhibits 10.1, 10.2 and 10.3 to Registrant's Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

    10.13 Employment Agreement, dated April 22, 1997, between Charter One Investment, Inc. and William A. Valerian, filed on August 8, 1997 as Exhibit 10.13 to Registrant's Registration Statement on Form S-4 (File No. 333-33169), is incorporated herein by reference.

    10.14        Forms of Employment Agreements between Charter One and Leonard
                 S. Simon, and Edward J. Pettinella, filed on August 8, 1997 as Exhibits 10.14 and 10.15 to Registrant's Registration Statement on Form S-4 (File No. 333-33259), are incorporated herein by reference.

    10.15 Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

    10.16 1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

    10.17 1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

    10.18 Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

    10.19 Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

    10.20 The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, filed July 12, 1996 as an exhibit to RCSB Financial's Report on Form 10-Q for the three months ended May 31, 1996 (File No. 00-17709), is incorporated herein by reference.

    11           Statement Regarding Computation of Per Share Earnings

    21           Subsidiaries of the Registrant

    23.1         Consent of Deloitte & Touche LLP

    23.2         Consent of KPMG Peat Marwick LLP

    27           Financial Data Schedule

    99           Independent Auditors' Report from KPMG Peat Marwick LLP