Form 10-Q
period 1998-03-31
CHARTER ONE FINANCIAL INC
filed 1998-05-15
CIK 819692

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

                  For the quarterly period ended March 31, 1998

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

       The number of shares outstanding of the registrant's sole class of common stock as of April 30, 1998 was 128,154,118 as adjusted for the 2-for-1 stock split issuable May 20, 1998.

================================================================================

                                TABLE OF CONTENTS



  ITEM
 NUMBER                                                                   PAGE
---------                                                                 ----
                         PART I - FINANCIAL INFORMATION



  1.     Financial Statements



           Consolidated Statements of Financial Condition --

             March 31, 1998 and December 31, 1997.........................   1



           Consolidated Statements of Income --

             Three months ended March 31, 1998 and 1997...................   2



           Consolidated Statement of Changes in Shareholders' Equity --

             Three months ended March 31, 1998............................   3



           Consolidated Statements of Cash Flows --

             Three months ended March 31, 1998 and 1997...................   4



           Notes to Consolidated Financial Statements.....................   5



  2.     Management's Discussion and Analysis of Financial Condition

           and Results of Operations......................................   6



  3.     Quantitative and Qualitative Disclosure About Market Risk........  19



                           PART II - OTHER INFORMATION



  5.     Other Information................................................  20



  6.     Exhibits and Reports on Form 8-K.................................  20





Signatures................................................................  21

                          PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                              MARCH 31, 1998      DECEMBER 31, 1997
                                                                              --------------      -----------------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                            SHARE DATA)

                                                      ASSETS

Cash and deposits with banks.................................................  $    167,360             214,716
Federal funds sold and other.................................................           253              25,000
                                                                                -----------         -----------
     Total cash and cash equivalents.........................................       167,613             239,716
Investment securities available for sale, at fair value......................       350,661             582,589
Mortgage-backed securities:
  Available for sale, at fair value..........................................     1,301,502           1,070,233
  Held to maturity (fair value of $3,912,526 and $4,273,605).................     3,859,366           4,215,249
Loans and leases, net........................................................    12,572,861          12,360,134
Loans held for sale..........................................................       262,336             341,671
Federal Home Loan Bank stock.................................................       370,259             366,647
Premises and equipment.......................................................       157,467             158,500
Accrued interest receivable..................................................       103,951             110,181
Real estate and other collateral owned.......................................        15,960              13,726
Loan servicing assets........................................................        84,989              81,836
Goodwill.....................................................................        88,626              90,471
Other assets.................................................................       121,425             129,312
                                                                                -----------         -----------
     Total assets............................................................  $ 19,457,016          19,760,265
                                                                                ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts..........................................................  $  1,280,829           1,181,528
  Money market accounts......................................................     1,777,773           1,799,709
  Savings accounts...........................................................     1,141,320           1,155,093
  Certificates of deposit....................................................     6,348,173           6,082,870
                                                                                -----------         -----------
     Total deposits..........................................................    10,548,095          10,219,200
Federal Home Loan Bank advances..............................................     4,902,334           5,370,503
Reverse repurchase agreements................................................     1,844,674           2,096,524
Other borrowings.............................................................       237,165             229,798
Advance payments by borrowers for taxes and insurance........................       138,838             138,379
Accrued interest payable.....................................................        53,586              53,094
Accrued expenses and other liabilities.......................................       298,949             275,878
                                                                                -----------         -----------
     Total liabilities.......................................................    18,023,641          18,383,376
                                                                                -----------         -----------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued..................................................             -                   -
  Common stock - $.01 par value per share; 360,000,000 shares
    authorized; 129,915,210 shares issued(1).................................         1,299               1,299
  Additional paid-in capital.................................................       706,155             706,155
  Retained earnings..........................................................       743,429             700,616
  Less 1,779,512 and 2,217,536 shares of common stock held in
    treasury at cost(1)......................................................       (36,465)            (45,441)
  Borrowings of employee investment and stock ownership plan.................        (2,148)             (2,349)
  Accumulated other comprehensive income.....................................        21,105              16,609
                                                                                -----------         -----------
         Total shareholders' equity..........................................     1,433,375           1,376,889
                                                                                -----------         -----------
         Total liabilities and shareholders' equity..........................  $ 19,457,016          19,760,265
                                                                                ===========         ===========

---------------------------

(1) Restated to reflect the 2-for-1 stock split issuable on May 20, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                    1998              1997
                                                                                    ----              ----
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases..........................................................   $     255,163            207,980
  Mortgage-backed securities:
    Available for sale......................................................          20,646             18,674
    Held to maturity........................................................          70,639             91,811
  Investment securities available for sale..................................           7,432              4,738
  Other interest-earning assets.............................................           8,524              5,808
                                                                                ------------      -------------
     Total interest income..................................................         362,404            329,011
                                                                                ------------      -------------
INTEREST EXPENSE:
  Deposits..................................................................         111,336            110,410
  Federal Home Loan Bank advances...........................................          74,041             48,817
  Other borrowings..........................................................          35,655             40,978
                                                                                ------------      -------------
     Total interest expense.................................................         221,032            200,205
                                                                                ------------      -------------
     Net interest income....................................................         141,372            128,806
Provision for loan and lease losses.........................................           4,802              4,826
                                                                                ------------      -------------
     Net interest income after provision
       for loan and lease losses............................................         136,570            123,980
                                                                                ------------      -------------
OTHER INCOME:
  Mortgage banking..........................................................          14,801             15,364
  Retail banking............................................................          18,258             13,547
  Leasing operations........................................................           2,210              2,089
  Net gains.................................................................           4,104                582
  Other.....................................................................             752                113
                                                                                ------------      -------------
     Total other income.....................................................          40,125             31,695
                                                                                ------------      -------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits........................................          38,650             40,826
  Net occupancy and equipment...............................................          12,464             12,818
  Federal deposit insurance premiums........................................           1,357              1,310
  Amortization of goodwill..................................................           1,791              1,362
  Other administrative expenses.............................................          26,895             20,746
                                                                                ------------      -------------
     Total administrative expenses..........................................          81,157             77,062
                                                                                ------------      -------------
Income before income taxes..................................................          95,538             78,613
Income taxes................................................................          32,005             26,730
                                                                                ------------      -------------
     Net income.............................................................   $      63,533             51,883
                                                                                ============      =============

Basic earnings per share(1).................................................   $         .50                .41
                                                                                ============      =============

Diluted earnings per share(1)...............................................   $         .48                .40
                                                                                ============      =============

Average common shares outstanding(1)........................................     127,906,684        125,591,344
                                                                                ============      =============

Average common and common equivalent shares outstanding -
  assuming dilution(1)......................................................     131,586,110        129,009,984
                                                                                ============      =============

Cash dividends declared per share(1)........................................   $        .125                .11
                                                                                ============      =============

---------------------------

(1) Restated to reflect the 2-for-1 stock split issuable on May 20, 1998.


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                             BORROWINGS
                                                                                                 OF
                                                                                              EMPLOYEE
                                                                                ACCUMULATED  INVESTMENT   TOTAL
                                              ADDITIONAL                           OTHER      AND STOCK   SHARE-
                                     COMMON    PAID-IN    RETAINED   TREASURY  COMPREHENSIVE  OWNERSHIP  HOLDERS'
                                     STOCK     CAPITAL    EARNINGS    STOCK       INCOME        PLAN      EQUITY
                                   ---------  ---------   --------   -------   ------------  ---------  ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1998          $ 1,299     706,155     700,616   (45,441)     16,609       (2,349)   1,376,889

Comprehensive income:

  Net unrealized holding gain

   on securities.................       -           -           -         -      10,817            -       10,817

  Reclassification adjustment

   for (gains) losses included

   in net income.................       -           -           -         -      (3,900)           -       (3,900)

  Income tax expense related to

   items of other comprehensive

   income........................       -           -           -         -      (2,421)           -       (2,421)

  Net income.....................       -           -      63,533         -           -            -       63,533
                                   ------    --------    --------   -------   ---------      -------   ----------
Comprehensive income.............       -           -      63,533         -       4,496            -       68,029

EISOP loan repayment.............       -           -           -         -           -          201          201

Treasury stock reissued in

  connection with stock options

  exercised, 438,024 shares(1)...       -           -      (4,738)    8,976           -            -        4,238

Dividends paid ($.125 per

  share)(1)......................       -           -     (15,982)        -           -            -      (15,982)
                                  -------    --------    --------   -------   ---------      -------   ----------
Balance, March 31, 1998.......... $ 1,299     706,155     743,429   (36,465)     21,105       (2,148)   1,433,375
                                  =======    ========    ========   =======   =========      =======   ==========

---------------------------

(1) Restated to reflect the 2-for-1 stock split issuable on May 20, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                            1998           1997
                                                                                            ----           ----
                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................       $     63,533        51,883
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ........................................              4,802         4,826
    Net losses .................................................................             (1,803)       (2,339)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ............................             (7,384)       12,444
    Origination of real estate loans held for sale .............................           (403,020)     (313,631)
    Proceeds from sale of loans held for sale ..................................            400,719       352,326
    Other ......................................................................             35,418        60,320
                                                                                        ------------    ----------
      Net cash provided by operating activities ................................             92,265       165,829
                                                                                        ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ..................................           (762,502)     (458,737)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ................................            355,265       198,654
    Mortgage-backed securities available for sale ..............................              5,174         1,950
    Investment securities available for sale ...................................            234,489         9,761
  Sales of mortgage-backed securities available for sale .......................            412,100        24,707
  Redemption of Federal Home Loan Bank stock ...................................              1,138             -
  Purchases of:
    Mortgage-backed securities held to maturity ................................                  -          (469)
    Mortgage-backed securities available for sale ..............................                  -       (24,685)
    Investment securities available for sale ...................................             (1,000)      (50,000)
    Redemption of Federal Home Loan Bank stock .................................                  -        (1,664)
    Loan servicing rights, including those originated ..........................             (6,606)            -
  Other ........................................................................             (6,628)       15,254
                                                                                        ------------    ----------
    Net cash provided by (used in) investing activities ........................            231,430      (285,229)
                                                                                        ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings .............................           (210,000)      263,156
  Proceeds from long-term borrowings ...........................................          3,110,979       316,691
  Repayments of long-term borrowings ...........................................         (3,614,466)     (559,513)
  Increase (decrease) in deposits ..............................................            328,974        (1,654)
  Increase in advance payments by borrowers for taxes and insurance ............                459        14,690
  Payment of dividends on common stock .........................................            (15,982)      (12,905)
  Purchase of treasury stock, net of options exercised .........................                  -       (33,749)
  Reissue of treasury stock ....................................................              4,238         2,911
  Other ........................................................................                  -        (2,746)
                                                                                        ------------    ----------
Net cash used in financing activities ..........................................           (395,798)      (13,119)
                                                                                        ------------    ----------
Net decrease in cash and cash equivalents ......................................            (72,103)     (132,519)
Cash and cash equivalents, beginning of the period .............................            239,716       334,596
Adjustment to convert Rochester to a calendar year end .........................                  -        28,163
                                                                                        ------------    ----------
Cash and cash equivalents, end of the period ...................................       $    167,613       230,240
                                                                                        ============    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ............................       $    220,619       275,426
  Cash paid for income taxes ...................................................                  -         5,527
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ....................................              2,311         1,419
  Loans exchanged for mortgage-backed securities ...............................            641,995             -

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. ("the Company" or "Charter One") Notice of 1998 Annual Meeting, Proxy Statement and Annual Financial Report. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On April 24, 1998, the Company announced a definitive agreement to merge in a stock-for-stock exchange with CS Financial Corporation, the holding company of Cuyahoga Savings Association. CS Financial, headquartered in Cleveland, Ohio, is a savings and loan holding company with $381 million in assets and eight branch offices.

3. On October 3, 1997, Charter One completed a strategic alliance with RCSB Financial, Inc. ("Rochester"), which was accounted for as a pooling of interests. Headquartered in Rochester, New York, RCSB Financial, Inc. was the holding company of Rochester Community Savings Bank, a $4 billion savings bank with primary business lines in retail banking, mortgage banking and automobile lending. The merger was effected through the issuance of .91 shares of Company common stock for each share of Rochester common stock resulting in the issuance of 28,358,770 shares as adjusted for the 5% stock dividend issued October 31, 1997 and 2-for-1 stock split issuable on May 20, 1998.

4. On January 1, 1997 the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 amends portions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interests in the assets that are transferred. The adoption of this statement has not had a material effect on the Company's financial condition or results of operations. The FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," that deferred the effective date of certain provisions of SFAS No. 125 related to secured borrowings and collateral, repurchase agreements, dollar rolls, securities lending, and similar transactions until after December 31, 1997. The adoption of SFAS No. 127 did not have a material effect on the Company's results of operations.

5. In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information about reportable operating segments in annual and interim financial statements. This statement required that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. This statement may result in additional financial statement disclosures upon adoption; however, the Company does not expect to make material changes to its current segment reporting. SFAS No. 131 will become effective December 31, 1998.

6. Certain items in the consolidated financial statements for 1997 have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. which is a Michigan corporation organized as a unitary savings and loan holding company, which in turn owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank"). The business of the Bank and, therefore, the primary business of the Company is providing consumer and business banking services to certain major markets in Ohio, Michigan, and, after October 1997, in New York. At the end of the first quarter of 1998 the Bank and its subsidiaries were doing business through 223 full-service banking branches and 39 loan production offices.


RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

The Company reported net income of $63.5 million, or $0.48 per diluted share (restated for the 2-for-1 stock split issuable on May 20, 1998), for the three months ended March 31, 1998. This was an $11.7 million, or 22.5%, increase over the net income for the first quarter of 1997 which was $51.9 million, or $0.40 per diluted share (restated for the 2-for-1 stock split issuable on May 20, 1998). The primary reason for this improvement was a $12.6 million, or 9.8%, increase in net interest income for the first quarter of 1998. In addition, the Company experienced increases in gains on sale and recurring fee income which were partially offset by increases in administrative expenses. Overall, income before the federal tax provision increased by $16.9 million for the first quarter of 1998 as compared to the same period in 1997.

The increase in earnings in the first quarter of 1998 contributed to an 18.00% annualized return on average equity and a 1.28% annualized return on average assets. This compares to first quarter 1997 annualized returns of 16.50% and 1.16%, respectively. These annualized returns and other selected ratios are set forth in Figure 1.

SELECTED OPERATING RATIOS (Figure 1)


                                                          THREE MONTHS ENDED
                                                          -------------------
                                                          3/31/98    3/31/97
                                                          -------    -------

Annualized returns:
  Return on average assets ........................          1.28%      1.16%
  Return on average equity ........................         18.00      16.50
  Average equity to average assets ................          7.13       7.01

Annualized operating ratios:
  Net interest income to administrative expenses ..          1.74x      1.67x
  Administrative expenses to average assets .......          1.64%      1.72%
  Efficiency ratio ................................         44.74      47.34


NET INTEREST INCOME

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as interest rate fluctuations and asset quality.

Figure 2 sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest-earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)


                                                              THREE MONTHS ENDED MARCH 31,
                                        --------------------------------------------------------------------------
                                                       1998                                 1997
                                        --------------------------------------------------------------------------
                                                                   AVG.                                 AVG.
                                          AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST     COST
                                        ------------  ---------   --------   ------------  ---------  ---------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1) ..............   $ 12,924,130  $ 255,163       7.91%  $ 10,374,899  $ 207,980       8.03%
  Mortgage-backed securities:
    Available for sale .............      1,165,156     20,646       7.09      1,108,899     18,674       6.74
    Held to maturity ...............      3,980,985     70,639       7.10      5,165,833     91,811       7.11
  Investment securities
   available for sale ..............        420,668      7,432       7.07        274,176      4,738       6.91
  Other interest-earning
   assets(2) .......................        483,544      8,524       7.05        350,935      5,808       6.62
                                       ------------  ---------              ------------  ---------
     Total interest-earning assets .     18,974,483    362,404       7.65     17,274,742    329,011       7.63
                                                     ---------                            ---------
  Allowance for loan losses ........       (112,707)                             (93,814)
  Noninterest-earning assets(3) ....        945,922                              757,833
                                       ------------                         ------------
       Total assets                    $ 19,807,698                         $ 17,938,761
                                       ============                         ============
Interest bearing liabilities(4):
  Deposits:
    Checking accounts ..............   $  1,197,484      2,939       1.00   $  1,067,858      3,017       1.15
    Savings accounts ...............      1,139,636      6,186       2.20      1,348,281      7,916       2.38
    Money market accounts ..........      1,783,961     14,490       3.29      1,640,155     14,376       3.55
    Certificates of deposit ........      6,223,922     87,721       5.72      6,096,849     85,101       5.66
                                       ------------  ---------              ------------  ---------
      Total deposits ...............     10,345,003    111,336       4.36     10,153,143    110,410       4.41
                                       ------------  ---------              ------------  ---------
  FHLB advances ....................      5,252,818     74,041       5.71      3,387,409     48,817       5.81
  Other borrowings .................      2,244,732     35,655       6.35      2,804,752     40,978       5.84
                                       ------------  ---------              ------------  ---------
     Total borrowings ..............      7,497,550    109,696       5.90      6,192,161     89,795       5.83
                                       ------------  ---------              ------------  ---------
     Total interest-bearing
      liabilities ..................     17,842,553    221,032       5.01     16,345,304    200,205       4.95
                                                     ---------                            ---------
  Non interest-bearing liabilities .        553,078                              336,004
                                       ------------                         ------------
     Total liabilities .............     18,395,631                           16,681,308
Shareholders' equity ...............      1,412,067                            1,257,453
                                       ------------                         ------------
     Total liabilities and
      shareholders' equity .........   $ 19,807,698                         $ 17,938,761
                                       ============                         ============
Net interest income ................                 $ 141,372                            $ 128,806
                                                     =========                            =========
Interest rate spread ...............                                 2.64                                 2.68
Net yield on average interest-
 earning assets(5) .................                                 2.98                                 2.98
Average interest-earning assets
 to average interest-bearing
 liabilities .......................                               106.34%                              105.69%

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

Figure 3 sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 3)


                                                        THREE MONTHS ENDED MARCH 31,
                                                  ---------------------------------------
                                                               1998 V. 1997
                                                  ---------------------------------------
                                                    INCREASE (DECREASE) DUE TO
                                                  ---------------------------------------
                                                    RATE          VOLUME          TOTAL
                                                    ----          ------          -----
                                                            (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases .......................        $(4,578)         51,761          47,183
  Mortgage-backed securities:
    Available for sale ...................          1,000             972           1,972
    Held to maturity .....................           (148)        (21,024)        (21,172)
  Investment securities available for sale            108           2,586           2,694
  Other interest-earning assets ..........            399           2,317           2,716
                                                  -------          ------          ------
      Total ..............................         (3,219)         36,612          33,393
                                                  -------          ------          ------
Interest expense:
  Checking accounts ......................         (1,044)            966             (78)
  Savings accounts .......................           (567)         (1,163)         (1,730)
  Money market accounts ..................           (583)            697             114
  Certificates of deposit ................            834           1,786           2,620
  Federal Home Loan Bank advances ........         (1,259)         26,483          25,224
  Other borrowings .......................          2,999          (8,322)         (5,323)
                                                  -------          ------          ------
      Total ..............................            380          20,447          20,827
                                                  -------          ------          ------
 Change in net interest income ...........        $(3,599)         16,165          12,566
                                                  =======          ======          ======

Figure 4 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 4)


                                                          MARCH 31, 1998  DECEMBER 31, 1997
                                                          --------------  -----------------

YIELDS AND COSTS AT END OF PERIOD
  Weighted average yield:
    Real estate loans ............................              7.62%           7.72%
    Automobile loans .............................              8.87            8.92
    Consumer loans ...............................              8.40            8.40
    Leases .......................................              7.86            8.04
    Business loans ...............................              9.15            8.86
      Total loans and leases .....................              7.92            8.00
    Mortgage-backed securities ...................              7.15            7.20
    Investment securities ........................              6.52            6.67
    Other interest-earning assets ................              7.41            7.29
        Total interest-earning assets ............              7.68            7.73
  Weighted average cost (1):
    Checking .....................................               .90            1.02
    Savings ......................................              2.16            2.33
    Money market .................................              3.25            3.31
    Certificates of deposit ......................              5.72            5.73
      Total deposits .............................              4.34            4.37
    FHLB advances ................................              5.63            5.83
    Other borrowings .............................              6.43            6.38
         Total interest-bearing liabilities ......              4.95            5.07

  Interest rate spread ...........................              2.73            2.66

  Net yield on interest-earning assets ...........              3.06            2.96

----------
(1) The costs of liabilities include the annualized effect of interest rate risk management instruments.

Net interest income for the first quarter of 1998 was $141.4 million as compared to $128.8 million for the first quarter of 1997. This $12.6 million, or 9.8%, increase was primarily attributable to the growth in interest-earning assets, mainly loans and leases, since the first quarter of 1997. Due to high volumes of loan and lease originations in 1997 and the first quarter of 1998, the average balance of loans and leases was $2.5 billion higher during the first three months of 1998 as compared to the first quarter of 1997. This increase in the balance of loans and leases caused interest income to increase by $51.8 million. Overall, average interest-earning assets in the first quarter of 1998 were $1.7 billion higher than in the first quarter of 1997. The decrease in the remaining components of interest-earning assets, primarily mortgage-backed securities, helped fund the loan and lease growth. Mortgage-backed security balances were $1.1 billion lower in the first quarter of 1998 as compared to the first quarter of 1997, which caused interest income to decrease by $20.1 million, partially offsetting the increase in interest income created by the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities. The average balance of interest-bearing liabilities, primarily Federal Home Loan Bank advances, was $1.5 billion higher in the first quarter of 1998 as compared to the same period in 1997. This caused interest expense to increase by $20.4 million. Overall the volume changes in interest-earning assets and interest-bearing liabilities resulted in an increase of $16.2 million in net interest income, which was partially offset by a narrowing of the interest rate spread. The interest rate spread for the first three months of 1998 was 2.64%, 4 basis points lower than the interest rate spread of 2.68% during the first quarter of 1997. The change in the spread caused net interest income to decrease by $3.6 million. The decrease in the spread was primarily due to the increased cost of interest-bearing liabilities resulting from a shift in the mix of interest-bearing liabilities towards borrowed funds as opposed to less costly retail deposits. Borrowings were 42% of the average balance of interest-bearing liabilities during the first quarter of 1998 as compared to 38% for the first quarter of 1997. This caused the cost of interest-bearing liabilities to increase by 6 basis points to 5.01% for the first quarter of 1998. The net yield on interest-earning assets remained constant at 2.98% during the first quarter of each year.

OTHER INCOME

Other income was $40.1 million for the first quarter of 1998 as compared to $31.7 million for the first three months of 1997. This $8.4 million, or 26.6%, increase was primarily due to increases in retail banking fee income and gains from asset sales. Retail banking income increased $4.7 million primarily due to checking account service charges, which increased $5.3 million. An increase in the number of checking accounts in all market areas was the primary reason checking account fee income increased. Gains on the sale of assets increased by $3.5 million over the first quarter of 1997. These sales were executed to assist the Bank in managing its interest rate risk as the assets sold primarily consisted of long-term, fixed rate mortgage-backed securities.

ADMINISTRATIVE EXPENSES

Administrative expenses were $81.2 million during the first quarter of 1998. This is a $4.1 million, or 5.3%, increase as compared to the first quarter of 1997 which had $77.1 million in administrative expenses. While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries together with increased levels of loan production. The ratio of administrative expenses to average assets was 1.64% for the first quarter of 1998 as compared to 1.72% during the first quarter of 1997. Also, the Company's efficiency ratio of 44.74% for the first quarter of 1998 compared favorably to the 47.34% efficiency ratio during the first quarter of 1997. Since efficiency ratios are a calculation of administrative expenses (excluding the amortization of goodwill) divided by net interest income plus recurring fee income, the lower the ratio the better for the Company.

INCOME TAXES

Income tax expense was $32.0 million for the three months ending March 31, 1998. This was $5.3 million higher than the federal income tax expense during the same period of 1997. This increase was primarily due to an increase in pretax income. The effective tax rates were 33.5% for the 1998 period and 34.0% for the 1997 period.

FINANCIAL CONDITION

OVERVIEW

At March 31, 1998, total assets were $19.5 billion which was $.3 billion lower than at December 31, 1997. This decrease was primarily the result of decreases in the balances of cash, investments, and mortgage-backed securities partially offset by an increase in loans and leases.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 5)


                                                             MARCH 31, 1998             DECEMBER 31, 1997
                                                        -------------------------     -----------------------
                                                                         % OF                         % OF
                                                           AMOUNT       TOTAL           AMOUNT       TOTAL
                                                        ------------- -----------     ------------  ---------
                                                                       (DOLLARS IN THOUSANDS)
LOAN AND LEASE PORTFOLIO, NET
  One-to-four family:
    Permanent:
      Fixed rate ..................................    $   5,197,317    40.50%       $  5,281,533     41.59%
      Adjustable rate .............................        2,778,843    21.65           2,880,513     22.68
    Construction ..................................          178,624     1.39             196,647      1.55
                                                        ------------- --------        ------------  --------
                                                           8,154,784    63.54           8,358,693     65.82
  Commercial real estate:
    Multifamily ...................................          247,580     1.93             265,360      2.09
    Other .........................................          331,677     2.58             325,646      2.56
                                                        ------------- --------        ------------  --------
                                                             579,257     4.51             591,006      4.65
  Consumer:
    Retail ........................................        1,803,390    14.05           1,606,128     12.64
    Automobile ....................................        1,642,453    12.79           1,542,230     12.14
                                                        ------------- --------        ------------  --------
                                                           3,445,843    26.84           3,148,358     24.78
  Business:
    Leasing .......................................          483,571     3.77             437,227      3.44
    Corporate banking .............................          171,742     1.34             166,521      1.31
                                                        ------------- --------        ------------  --------
                                                             655,313     5.11             603,748      4.75
                                                        ------------- --------        ------------  --------
                                                       $  12,835,197   100.00%       $ 12,701,805    100.00%
                                                        ============= ========        ============  ========

Portfolio of loans serviced for others ............    $   9,425,937                 $  9,084,871
                                                        =============                 ============

LOAN AND LEASE ACTIVITY (Figure 6)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -------------------------
                                                        1998          1997
                                                        ----          ----
                                                     (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family ...................        $1,357,415           728,893
      Multifamily ..........................             4,555             4,569
      Commercial ...........................            11,848            14,580
                                                    ----------        ----------
        Total permanent ....................         1,373,818           748,042
                                                    ----------        ----------
    Construction:
      One-to-four family ...................            88,142            58,613
      Multifamily ..........................             3,137             1,400
      Commercial ...........................             1,898             5,295
                                                    ----------        ----------
        Total construction .................            93,177            65,308
                                                    ----------        ----------
          Total real estate loans originated         1,466,995           813,350
                                                    ----------        ----------
    Automobile .............................           273,369           225,862
    Retail consumer ........................           377,759           167,892
    Leases .................................            79,911            44,917
    Corporate banking ......................            46,512            31,437
                                                    ----------        ----------
          Total loans and leases originated          2,244,546         1,283,458
                                                    ----------        ----------
Sales and principal reductions:
  Loans sold ...............................           403,020           354,035
  Loans exchanged for MBS ..................           641,995              --
  Principal reductions .....................         1,152,268           529,451
                                                    ----------        ----------
        Total sales and principal reductions         2,197,283           883,486
                                                    ----------        ----------
          Increase before net items ........        $   47,263           399,972
                                                    ==========        ==========

-----------------

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both March 31, 1998 and December 31, 1997. Figure 7 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 7)


                                            MARCH 31, 1998     DECEMBER 31, 1997
                                            --------------     -----------------
                                                   (DOLLARS IN THOUSANDS)

U.S. Treasury and agency securities ......     $336,970            571,363
Corporate notes and commercial paper .....       12,692             10,188
Other ....................................          999              1,038
                                               --------           --------
  Total ..................................     $350,661            582,589
                                               ========           ========
  Weighted average rate ..................         6.52%              6.67%
                                               ========           ========



MORTGAGE-BACKED SECURITIES

Figure 8 summarizes the mortgage-backed securities ("MBS") portfolios at March 31, 1998 and December 31, 1997. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 8)


                                                                              MARCH 31, 1998      DECEMBER 31,
                                                                                                      1997
                                                                              ----------------  -----------------
                                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA ..........................................................           $  236,929                  -
      FHLMC                                                                          1,813              1,897
      GNMA ..........................................................                   91                102
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC .........................................................              355,708            360,732
      FNMA ..........................................................              264,020            264,694
    Private issues ..................................................              442,941            442,808
                                                                                 ----------        -----------
      Total mortgage-backed securities available for sale ...........            1,301,502          1,070,233
                                                                                 ----------        -----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA ..........................................................              956,758          1,013,757
      FHLMC .........................................................              403,516            439,816
      GNMA ..........................................................              151,376            160,678
    Private issues ..................................................              298,040            316,046
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA ..........................................................              328,620            359,664
      FHLMC .........................................................              164,751            176,074
    Private issues ..................................................            1,556,305          1,749,214
                                                                                 ----------        -----------
        Total mortgage-backed securities held to maturity ...........            3,859,366          4,215,249
                                                                                 ----------        -----------
           Total ....................................................           $5,160,868          5,285,482
                                                                                 ==========        ===========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 9)


                                                               MARCH 31, 1998               DECEMBER 31, 1997
                                                          -------------------------      -------------------------
                                                            BOOK       AVERAGE              BOOK       AVERAGE
                                                            VALUE       RATE               VALUE        RATE
                                                          ----------   --------          -----------   --------
                                                                          (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations ...........      $1,058,050       7.05%         $ 1,062,903       7.31%
                                                         ----------                     -----------
      Total adjustable rate .......................       1,058,050       7.05            1,062,903       7.31
                                                         ----------                     -----------
  Fixed rate:
    Participation certificates ....................         238,833       7.74                1,999       8.02
    Collateralized mortgage obligations ...........           4,619       6.36                5,331       6.36
                                                         ----------                     -----------
      Total fixed rate ............................         243,452       7.71                7,330       6.81
                                                         ----------                     -----------
        Total available for sale ..................       1,301,502       7.17            1,070,233       7.30
                                                         ----------                     -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates ....................         739,055       7.18              792,765       7.18
    Collateralized mortgage obligations ...........         320,695       7.48              326,864       7.76
                                                         ----------                     -----------
      Total adjustable rate .......................       1,059,750       7.27            1,119,629       7.35
                                                         ----------                     -----------
  Fixed rate:
    Participation certificates ....................       1,070,635       7.33            1,137,532       7.34
    Collateralized mortgage obligations ...........       1,728,981       6.94            1,958,088       6.99
                                                         ----------                     -----------
      Total fixed rate ............................       2,799,616       7.09            3,095,620       7.12
                                                         ----------                     -----------
        Total held to maturity ....................       3,859,366       7.14            4,215,249       7.18
                                                         ----------                     -----------
          Total mortgage-backed securities ........      $5,160,868       7.15%         $ 5,285,482       7.20%
                                                         ==========                     ===========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 10)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          ---------------------
                                                                                            1998        1997
                                                                                            ----        ----
                                                                                          (DOLLARS IN THOUSANDS)
Balance, beginning of period ...................................................         $ 113,868      94,112
Provision for loan and lease losses ............................................             4,802       4,826
Adjustment to convert Rochester to a calendar year end .........................                 -         650
Loans and leases charged off:
  Mortgage .....................................................................              (944)     (3,196)
  Automobile ...................................................................            (6,060)     (4,430)
  Retail consumer ..............................................................               (63)       (712)
  Leases .......................................................................                 -           -
  Corporate banking ............................................................                 -         (39)
                                                                                         ---------   ---------
    Total charge-offs ..........................................................            (7,067)     (8,377)
                                                                                         ---------   ---------
Recoveries:
  Mortgage .....................................................................               118          81
  Automobile ...................................................................             1,060       1,002
  Retail consumer ..............................................................                77         162
  Leases .......................................................................                 -           -
  Corporate banking ............................................................                26           -
                                                                                         ---------   ---------
     Total recoveries ..........................................................             1,281       1,245
                                                                                         ---------   ---------
       Net loan and lease charge-offs ..........................................            (5,786)     (7,132)
                                                                                         ---------   ---------
Balance, end of period .........................................................         $ 112,884      92,456
                                                                                         =========   =========

Net charge-offs to average loans and leases (annualized) .......................               .18%        .27%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)


                                                                              MARCH 31, 1998     DECEMBER 31, 1997
                                                                              --------------     -----------------
                                                                                     (DOLLARS IN THOUSANDS)

Mortgage ..................................................................      $  58,967              59,794
Automobile ................................................................         38,658              39,455
Retail consumer ...........................................................          8,603               8,255
Leases ....................................................................          2,042               1,777
Corporate banking .........................................................          4,614               4,587
                                                                                 ---------           ---------
  Total ...................................................................      $ 112,884             113,868
                                                                                 =========           =========

Percent of loans and leases to ending loans and leases:
  Mortgage ................................................................           68.0%               70.0%
  Automobile ..............................................................           12.8                12.2
  Retail consumer .........................................................           14.1                12.8
  Leases ..................................................................            3.8                 3.6
  Corporate banking .......................................................            1.3                 1.4
                                                                                 ---------           ---------
    Total .................................................................          100.0%              100.0%
                                                                                 =========           =========

The allowance for loan and lease losses as a percentage of ending loans and leases (before the allowance) was .87% at March 31, 1998, down from .89% at December 31, 1997. Credit quality remained high, with nonperforming assets at only .38% of total assets at March 31, 1998. Net charge-offs totaled $5.8 million for the three months ended March 31, 1998. Net charge-offs for the comparable period of 1997 was $7.1 million.

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

Figure 12 sets forth information concerning nonperforming assets and the allowance for loan lease losses. At March 31, 1998, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.


NONPERFORMING ASSETS (Figure 12)

                                                                            MARCH 31, 1998    DECEMBER 31, 1997
                                                                           ------------------ ------------------
                                                                                  (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family ...............................................       $ 33,453              32,154
      Multifamily and commercial .......................................          3,321               3,794
      Construction and land ............................................          1,438               1,943
                                                                               --------            --------
        Total mortgage loans ...........................................         38,212              37,891
    Retail consumer ....................................................              -                   -
    Automobile .........................................................              -                   -
    Corporate banking ..................................................          1,635                 716
    Leases .............................................................              -                   -
                                                                               --------            --------
        Total nonaccrual loans and leases ..............................         39,847              38,607
                                                                               --------            --------
  Accruing loans and leases delinquent more than 90 days:
    Mortgage loans:
      One-to-four family ...............................................              -               8,356
      Multifamily and commercial .......................................              -                   -
      Construction and land ............................................              -                   -
                                                                               --------            --------
        Total mortgage loans ...........................................              -               8,356
    Retail consumer ....................................................          7,010               4,671
    Automobile .........................................................          3,678               3,547
    Corporate banking ..................................................          1,703                 290
    Leases .............................................................              -                   -
                                                                               --------            --------
        Total accruing 90-day delinquent loans and leases ..............         12,391              16,864
                                                                               --------            --------
  Restructured real estate loans .......................................          6,696               6,722
                                                                               --------            --------
        Total nonperforming loans and leases ...........................         58,934              62,193
  Real estate acquired through foreclosure and other ...................         15,648              13,414
                                                                               --------            --------
        Total nonperforming assets .....................................       $ 74,582              75,607
                                                                               ========            ========
  Ratio of:
    Nonperforming loans and leases to total loans and leases ...........            .46%                .49%
    Nonperforming assets to total assets ...............................            .38                 .38
    Allowance for loan and lease losses to:
      Nonperforming loans and leases ...................................         191.54              183.09
      Total loans and leases before allowance ..........................            .87                 .89

Nonperforming assets at March 31, 1998 totaled $74.6 million, down from $75.6 million at December 31, 1997. The ratio of nonperforming loans to total loans was .46% at March 31, 1998 as compared to .49% at December 31, 1997.

At March 31, 1998, there were $30.8 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and securities. At March 31, 1998 and December 31, 1997, 60% and 57% of interest-bearing liabilities were in the form of deposits and 40% and 43% were in borrowings.

DEPOSITS

Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank prices its deposits primarily based on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent early withdrawal penalties on its certificates of deposit. Consumer and commercial deposits are attracted principally within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 13)


                                                      MARCH 31, 1998                      DECEMBER 31, 1997
                                            -----------------------------------    --------------------------------
                                                          WEIGHTED    PERCENT                    WEIGHTED  PERCENT
                                                          AVERAGE       OF                       AVERAGE     OF
                                               AMOUNT       RATE       TOTAL         AMOUNT        RATE     TOTAL
                                               ------     ---------  ----------      ------      --------- --------
                                                                    (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing ................        $     796,854     1.45%      7.55%     $    783,768     1.54%     7.67%
  Noninterest-bearing .............              483,975        -       4.59           397,760        -      3.89
Savings accounts ..................            1,141,320     2.16      10.82         1,155,093     2.33     11.30
Money market accounts .............            1,777,773     3.25      16.86         1,799,709     3.31     17.61
Certificates of deposit ...........            6,346,816     5.93      60.18         6,081,434     5.95     59.53
                                           -------------            --------      ------------            -------
    Deposits ......................           10,546,738     4.46     100.00%       10,217,764     4.50    100.00%
                                                                    ========                              =======
Plus unamortized premium
 on deposits purchased ............                1,357                                 1,436
                                           -------------                          ------------
     Deposits, net ................        $  10,548,095                          $ 10,219,200
                                           =============                          ============
Including the annualized effect of
 applicable interest rate risk
 management instruments ...........                          4.34%                                 4.37%
                                                           ======                                ======

BORROWINGS

At March 31, 1998, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $7.0 billion in real estate loans and $2.8 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 14)


                                                                 MARCH 31, 1998               DECEMBER 31, 1997
                                                             ------------------------      -------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                             ----------    ----------     -----------    -----------
                                                                             (DOLLARS IN THOUSANDS)

Fixed-rate advances...................................      $ 4,486,170       5.63%       $ 4,921,760       5.90%
Variable-rate advances................................          416,164       5.59            448,743       5.76
                                                            -----------                   -----------
  Advances............................................      $ 4,902,334       5.63        $ 5,370,503       5.89
                                                            ===========                   ===========
Including the annualized effect of applicable interest
  rate risk management instruments....................                        5.63%                         5.83%
                                                                            ======                         =====

Figure 15 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)


                                                                    MARCH 31, 1998            DECEMBER 31, 1997
                                                               -------------------------  --------------------------
                                                                              WEIGHTED                    WEIGHTED
                                                                               AVERAGE                     AVERAGE
                                                                   AMOUNT       RATE           AMOUNT       RATE
                                                                 -----------  ----------     -----------  ----------
                                                                             (DOLLARS IN THOUSANDS)

Short term ...............................................      $         -         -%      $   210,002     5.84%
Long term:
  Fixed rate .............................................        1,274,674      6.03         1,316,522     6.02
  Variable rate ..........................................          570,000      5.68           570,000     5.89
                                                                -----------                 -----------
Weighted average cost including amortization
  of fees ................................................      $ 1,844,674      5.92       $ 2,096,524     5.96
                                                                ===========                 ===========
Including the annualized effect of applicable interest
  rate risk management instruments .......................                       5.93%                      5.96%
                                                                                 =====                      =====

INTEREST RATE RISK MANAGEMENT

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

INTEREST RATE SWAPS (Figure 16)


                                                  MARCH 31, 1998                       DECEMBER 31, 1997
                                        ------------------------------------  -------------------------------------
                                        NOTIONAL   RECEIVING      PAYING      NOTIONAL    RECEIVING      PAYING
                                        PRINCIPAL   INTEREST     INTEREST     PRINCIPAL    INTEREST     INTEREST
                                         AMOUNT       RATE         RATE        AMOUNT        RATE         RATE
                                        ---------  -----------  ------------  ----------  -----------  ------------
                                                                  (DOLLARS IN THOUSANDS)

Fixed payment and variable receipt:
  1998 ..............................  $ 125,000    5.71           6.22      $  175,000    5.81%          5.96%
  1999 ..............................    150,000    5.67           5.52         150,000    5.85           5.52
                                       ---------                             ----------
        Total........................  $ 275,000    5.69%(1)       5.84%     $  325,000    5.83%(1)       5.76%
                                       =========                             ==========

Variable payment and fixed receipt:
    Maturing in:
      1998 ..........................  $       -       -%             -%     $   25,000    5.70%          5.83%
      1999 ..........................     35,000    6.40           5.63         115,000    6.42           5.83
      2000 ..........................     95,000    6.10           5.66               -       -              -
      2001 ..........................          -       -              -          15,000    6.39           5.85
      2002 ..........................    180,000    7.04           5.66         250,000    7.08           5.84
      2003 ..........................     80,000    6.49           5.65               -       -              -
                                       ---------                             ----------

        Total .......................  $ 390,000    6.64%          5.66%(1)  $  405,000    6.78%          5.84%(1)
                                       =========                             ==========

----------
(1)  Rates are based upon LIBOR.

The cost (benefit) of interest rate risk management instruments included in interest expense was as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 17)


                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                             -------------------
                                                                                              1998        1997
                                                                                              ----        ----
                                                                                           (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits .............................................................................    $ (2,107)    (3,800)
  FHLB advances ........................................................................         (71)       257
  Reverse repurchase agreements ........................................................          11         (1)
                                                                                             --------    -------
    Total ..............................................................................    $ (2,167)    (3,544)
                                                                                             ========    =======

LIQUIDITY

The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but from time to time management may decide not to pay rates on deposits as high as its competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At March 31, 1998, the Bank's one-year gap was a positive 6.02% of total assets.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the first quarter of 1998 was 10.54%.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At March 31, 1998, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $1 billion, unfunded lines of consumer credit totaling $967 million (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $43 million. Outstanding letters of credit totaled $38 million as of March 31, 1998. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $4.5 billion. Management believes that a significant portion of the amounts maturing will remain with the Bank because they are retail deposits. At March 31, 1998, the Bank had $902 million of advances from the FHLB system and $1.1 billion in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

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

REGULATORY CAPITAL (Figure 18)

                                                                       AS OF MARCH 31, 1998
                                               ---------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL            UNDER PROMPT
                                                                                                   CORRECTIVE
                                                       ACTUAL           ADEQUACY PURPOSES      ACTION PROVISIONS
                                               ----------------------- --------------------- ------------------------
                                                   AMOUNT    RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                                                   ------    -----       ------       -----        ------       -----
                                                                          (DOLLARS IN
                                                                            THOUSANDS)

Total capital (to risk-weighted assets) ....... $ 1,273,555   10.41%   $  978,459    GTE 8.0%   $ 1,223,074   GTE 10.0%
Tier 1 capital (to risk-weighted assets) ......   1,163,777    9.52         N/A          N/A        733,844    GTE 6.0
Tier 1 capital (to adjusted tangible assets) ..   1,163,777    6.01       580,861    GTE 3.0        968,102    GTE 5.0
Tangible capital (to adjusted tangible assets)    1,163,777    6.01       290,431    GTE 1.5        N/A            N/A


                                                                       AS OF DECEMBER 31, 1997
                                                 --------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL           UNDER PROMPT
                                                                                                    CORRECTIVE
                                                         ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                                 ----------------------- -------------------- -----------------------
                                                     AMOUNT    RATIO       AMOUNT       RATIO       AMOUNT      RATIO
                                                     ------    -----       ------       -----       ------      -----
                                                                             (DOLLARS IN
                                                                             THOUSANDS)

Total capital (to risk-weighted assets) .......   $ 1,205,750   10.00%     964,459     GTE 8.0%   1,205,574   GTE 10.0%
Tier 1 capital (to risk-weighted assets) ......     1,095,084    9.08          N/A         N/A      723,344   GTE  6.0
Tier 1 capital (to adjusted tangible assets) ..     1,095,084    5.55      592,272     GTE 3.0      987,120   GTE  5.0
Tangible capital (to adjusted tangible assets)      1,095,084    5.55      296,136     GTE 1.5          N/A        N/A

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

Management believes, as of March 31, 1998, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 19)


                                               1ST QUARTER   4TH QUARTER   3RD QUARTER   2ND QUARTER  1ST QUARTER
                                                  1998          1997          1997          1997         1997
                                               ------------  ------------  ------------  ------------ ------------

Market price of common stock(1):
  High .....................................     $ 34.06         32.00         29.29        25.72        23.87
  Low ......................................       24.00         27.06         24.53        20.12        19.59
  Close ....................................       33.47         31.56         28.16        25.66        20.90

Dividends declared and paid(1) .............        .125          .125           .12          .12         .105

----------
(1) Restated to reflect the 2-for-1 stock split issuable on May 20, 1998.

YEAR 2000

The Company's year 2000 conversion implementation, as discussed in the Company's December 31, 1997 Form 10-K, is proceeding as planned.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1997 Form 10-K. No material changes in the assumptions used or results obtained from the model have occured.

                          PART II - OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

DIVIDEND

On April 22, 1998, the Directors of Charter One Financial, Inc. announced a 2-for-1 stock split in the form of a stock dividend and declared a quarterly cash dividend of $.28 per common share ($.14 per common share post split). The dividends will be payable on May 20, 1998 to shareholders of record as of May 6, 1998.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHARTER ONE FINANCIAL, INC.




Date:   May 15, 1998       /s/ Robert J. Vana
                           ----------------------------------------------------
                           Robert J. Vana
                           Chief Corporate Counsel and Secretary




Date:   May 15, 1998       /s/ Richard W. Neu
                           ----------------------------------------------------
                           Richard W. Neu
                           Executive Vice President and Chief Financial Officer