Form 10-Q
period 1998-06-30
CHARTER ONE FINANCIAL INC
filed 1998-08-13
CIK 819692

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

                  For the quarterly period ended June 30, 1998

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

       The number of shares outstanding of the registrant's sole class of common stock as of July 31, 1998 was 127,458,996.




================================================================================

                                TABLE OF CONTENTS



  ITEM
 NUMBER                                                                 PAGE
---------                                                               ----

                         PART I - FINANCIAL INFORMATION



  1.     Financial Statements

           Consolidated Statements of Financial Condition --
             June 30, 1998 and December 31, 1997............................  1

           Consolidated Statements of Income --
             Three and six months ended June 30, 1998 and 1997..............  2

           Consolidated Statement of Changes in Shareholders' Equity --
             Six months ended June 30, 1998.................................  3

           Consolidated Statements of Cash Flows --
             Six months ended June 30, 1998 and 1997........................  4

           Notes to Consolidated Financial Statements.......................  5

  2.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  6

  3.     Quantitative and Qualitative Disclosure About Market Risk.......... 22

                           PART II - OTHER INFORMATION

  5.     Other Information.................................................. 22

  6.     Exhibits and Reports on Form 8-K................................... 23


Signatures.................................................................. 23

                              PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                        JUNE 30, 1998       DECEMBER 31, 1997
                                                                        -------------       ------------------
                                                                                               (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
Cash and deposits with banks.......................................... $      183,683               214,716
Federal funds sold and other..........................................              -                25,000
                                                                        -------------          ------------
     Total cash and cash equivalents..................................        183,683               239,716
Investment securities available for sale, at fair value...............         30,759               582,589
Mortgage-backed securities:
  Available for sale, at fair value...................................      1,974,801             1,070,233
  Held to maturity (fair value of $3,450,496 and $4,273,605)..........      3,399,777             4,215,249
Loans and leases, net.................................................     13,072,147            12,360,134
Loans held for sale...................................................        227,459               341,671
Federal Home Loan Bank stock..........................................        374,098               366,647
Premises and equipment................................................        159,060               158,500
Accrued interest receivable...........................................         99,301               110,181
Real estate owned.....................................................         13,708                13,726
Loan servicing assets.................................................         72,576                81,836
Goodwill..............................................................         86,782                90,471
Other assets..........................................................        119,103               129,312
                                                                        -------------          ------------
     Total assets..................................................... $   19,813,254            19,760,265
                                                                        =============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts................................................... $    1,497,116             1,181,528
  Money market accounts...............................................      1,757,301             1,799,709
  Savings accounts....................................................      1,128,922             1,155,093
  Certificates of deposit.............................................      6,524,040             6,082,870
                                                                        -------------          ------------
     Total deposits...................................................     10,907,379            10,219,200
Federal Home Loan Bank advances.......................................      5,036,901             5,370,503
Reverse repurchase agreements.........................................      1,799,846             2,096,524
Other borrowings......................................................        239,088               229,798
Advance payments by borrowers for taxes and insurance.................         61,856               138,379
Accrued interest payable..............................................         51,633                53,094
Accrued expenses and other liabilities................................        237,169               275,878
                                                                        -------------          ------------
     Total liabilities................................................     18,333,872            18,383,376
                                                                        -------------          ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued...........................................              -                     -
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; 129,915,210 shares issued(1)..........................          1,299                 1,299
  Additional paid-in capital(1).......................................        706,155               706,155
  Retained earnings...................................................        793,469               700,616
  Less 2,280,614 and 2,217,536 shares of common stock held in
    treasury at cost(1)...............................................        (53,526)              (45,441)
  Borrowings of employee investment and stock ownership plan..........         (1,943)               (2,349)
  Accumulated other comprehensive income..............................         33,928                16,609
                                                                        -------------          ------------
         Total shareholders' equity...................................      1,479,382             1,376,889
                                                                        -------------          ------------
         Total liabilities and shareholders' equity................... $   19,813,254            19,760,265
                                                                        =============          ============

---------------------------

(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------   --------------------------
                                                              1998            1997           1998          1997
                                                              ----            ----           ----          ----
                                                                        (AS RESTATED)                (AS RESTATED)
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases.................................... $      264,725        219,775        519,888       427,755
  Mortgage-backed securities:
    Available for sale................................         22,215         18,894         42,861        37,568
    Held to maturity..................................         62,862         88,219        133,501       180,030
  Investment securities available for sale............          3,220          5,676         10,652        10,414
  Other interest-earning assets.......................          8,512          6,202         17,036        12,010
                                                        -------------   ------------   ------------  ------------
     Total interest income............................        361,534        338,766        723,938       667,777
                                                        -------------   ------------   ------------  ------------
INTEREST EXPENSE:
  Deposits............................................        114,103        111,545        225,439       221,955
  Federal Home Loan Bank advances.....................         71,703         52,159        145,744       100,976
  Other borrowings....................................         32,952         43,782         68,607        84,760
                                                        -------------   ------------   ------------  ------------
     Total interest expense...........................        218,758        207,486        439,790       407,691
                                                        -------------   ------------   ------------  ------------
     Net interest income..............................        142,776        131,280        284,148       260,086
Provision for loan and lease losses...................          5,354          4,799         10,156         9,625
                                                        -------------   ------------   ------------  ------------
     Net interest income after provision
       for loan and lease losses......................        137,422        126,481        273,992       250,461
                                                        -------------   ------------   ------------  ------------
OTHER INCOME:
  Mortgage banking....................................         15,625         15,806         30,426        31,170
  Retail banking......................................         23,925         16,575         42,183        30,122
  Leasing operations..................................          3,440          1,445          5,650         3,534
  Net gains (losses)..................................          4,270             35          8,374           617
  Other...............................................            524             (3)         1,276           110
                                                        -------------   ------------   ------------  ------------
     Total other income...............................         47,784         33,858         87,909        65,553
                                                        -------------   ------------   ------------  ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits..................         39,520         42,269         78,170        83,095
  Net occupancy and equipment.........................         12,792         12,646         25,256        25,464
  Federal deposit insurance premiums..................          1,176          1,386          2,533         2,696
  Amortization of goodwill............................          1,791          1,362          3,582         2,724
  Other administrative expenses.......................         27,420         20,280         54,315        41,026
                                                        -------------   ------------   ------------  ------------
     Total administrative expenses....................         82,699         77,943        163,856       155,005
                                                        -------------   ------------   ------------  ------------
Income before income taxes............................        102,507         82,396        198,045       161,009
Income taxes..........................................         34,146         27,408         66,151        54,138
                                                        -------------   ------------   ------------  ------------
     Net income....................................... $       68,361         54,988        131,894       106,871
                                                        =============   ============   ============  ============

Basic earnings per share.............................. $          .53            .44           1.03           .85
                                                        =============   ============   ============  ============

Diluted earnings per share............................ $          .52            .43           1.00           .83
                                                        =============   ============   ============  ============

Average common shares outstanding(1)..................    128,105,248    124,833,976    128,005,966   125,212,660
                                                        =============   ============   ============  ============

Average common and common equivalent shares
  outstanding - assuming dilution(1)..................    132,320,964    128,191,828    131,953,537   128,600,906
                                                        =============   ============   ============  ============

Cash dividends declared per share(1).................. $          .14            .12           .265           .23
                                                        =============   ============   ============  ============

---------------------------

(1) Restated to reflect the 2-for-1 stock split issued May 20, 1998.


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                                                             BORROWINGS
                                                                                                 OF
                                                                                              EMPLOYEE
                                                                                ACCUMULATED  INVESTMENT   TOTAL
                                              ADDITIONAL                           OTHER      AND STOCK   SHARE-
                                     COMMON    PAID-IN    RETAINED   TREASURY  COMPREHENSIVE  OWNERSHIP  HOLDERS'
                                     STOCK     CAPITAL    EARNINGS    STOCK       INCOME        Plan      EQUITY
                                   ---------  ---------   --------   -------   ------------  ---------  ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1998           $ 1,299     706,155     700,616   (45,441)     16,609       (2,349)   1,376,889
Comprehensive income:
  Net unrealized holding gain
   on securities.................        -           -           -         -      34,626            -       34,626
  Reclassification adjustment
   for (gains) losses included
   in net income.................        -           -           -         -      (7,981)           -       (7,981)
  Income tax expense related to
   items of other comprehensive
   income........................        -           -           -         -      (9,326)           -       (9,326)
  Net income.....................        -           -     131,894         -           -            -      131,894
                                   -------    --------    --------   -------   ---------      -------   ----------
Comprehensive income.............        -           -     131,894         -      17,319            -      149,213
EISOP loan repayment.............        -           -           -         -           -          406          406
Treasury stock purchased
  540,000 shares(1)..............        -           -           -   (17,861)          -            -      (17,861)
Treasury stock reissued in
  connection with stock options
  exercised, 476,922 shares(1)...        -           -      (5,117)    9,776           -            -        4,659
Dividends paid ($.265 per
  share)(1)......................        -           -     (33,924)        -           -            -      (33,924)
                                   -------    --------    --------   -------   ---------      -------   ----------
Balance, June 30, 1998...........  $ 1,299     706,155     793,469   (53,526)     33,928       (1,943)   1,479,382
                                   =======    ========    ========   =======   =========      =======   ==========

---------------------------

(1) Restated to reflect the 2-for-1 stock split issued May 20, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                        ---------------------------
                                                                                           1998           1997
                                                                                           ----           ----
                                                                                                      (AS RESTATED)
                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income....................................................................       $    131,894        106,871
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses.........................................             10,156          9,625
    Net (gains) losses..........................................................             (3,376)        (3,204)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net.............................              2,298         27,410
    Origination of real estate loans held for sale..............................           (888,684)      (725,518)
    Proceeds from sale of loans held for sale...................................            883,686        775,298
    Other.......................................................................            (22,441)        72,547
                                                                                        ------------   ------------
      Net cash provided by operating activities.................................            113,533        263,029
                                                                                        ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases...................................        (1,920,089)    (1,172,628)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity.................................            814,857        420,419
    Mortgage-backed securities available for sale...............................             41,382          4,336
    Investment securities available for sale....................................            559,740         10,166
  Sales of mortgage-backed securities available for sale........................            418,198         35,996
  Sales of Federal Home Loan Bank Stock.........................................              2,188              -
  Sales of loan servicing rights................................................             13,937         35,708
  Purchases of:
    Mortgage-backed securities held to maturity.................................                (68)          (469)
    Mortgage-backed securities available for sale...............................                  -        (24,685)
    Investment securities available for sale....................................             (6,012)      (126,026)
    Federal Home Loan Bank stock................................................                  -        (16,402)
    Loan servicing rights, including those originated...........................            (16,149)       (11,712)
  Other.........................................................................            (22,390)       (13,497)
                                                                                        ------------   ------------
    Net cash used in investing activities.......................................          (114,406)      (858,794)
                                                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings..............................         (1,619,002)       438,453
  Proceeds from long-term borrowings............................................          2,041,301      1,146,521
  Repayments of long-term borrowings............................................         (1,042,155)      (942,756)
  Increase (decrease) in deposits...............................................            688,345       (104,493)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance....................................................................            (76,523)        43,946
  Payment of dividends on common stock..........................................            (33,924)       (26,630)
  Purchase of treasury stock, net of options exercised..........................           (17,861)       (39,172)
  Reissuance of treasury stock..................................................              4,659              -
                                                                                        ------------   ------------
Net cash provided by (used in) financing activities.............................            (55,160)       515,869
                                                                                        ------------   ------------
Net decrease in cash and cash equivalents.......................................            (56,033)       (79,896)
Cash and cash equivalents, beginning of the period..............................            239,716        334,596
Adjustment to convert Rochester to a calendar year end..........................                  -         28,163
                                                                                        ------------   ------------
Cash and cash equivalents, end of the period....................................       $    183,683        282,863
                                                                                        ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings.............................       $    441,418        405,107
  Cash paid for income taxes....................................................             12,000         31,225
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned.....................................              2,638          4,606
  Loans exchanged for mortgage-backed securities................................          1,347,422              -



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. ("the Company" or "Charter One") Annual Report on Form 10-K. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On June 15, 1998, the Company announced a definitive agreement under which ALBANK Financial Corporation ("ALBANK") would be merged into a wholly owned subsidiary of Charter One. ALBANK, the holding company of ALBANK, F.S.B., a federally chartered savings bank, and ALBANK Commercial, a state-chartered commercial bank, is headquartered in Albany, New York, has $4.1 billion in assets ($3.5 billion in deposits), and operates 88 branches in upstate New York and 21 in Massachusetts and Vermont. Terms of the agreement call for a tax-free exchange of common shares at a fixed exchange ratio of 2.16 shares of Charter One common stock for each of ALBANK's common shares.

     The merger, which will be accounted for as a pooling of interests, is expected to close in the fourth quarter of 1998. The transaction has been approved by the boards of directors of both companies and is subject to approval by the Office of Thrift Supervision, the New York Superintendent of Banking, and each Company's shareholders.

3. On April 24, 1998, the Company announced a definitive agreement to acquire CS Financial Corporation, the holding company of Cuyahoga Savings Association in a stock-for-stock exchange. CS Financial, headquartered in Cleveland, Ohio, is a savings and loan holding company with $381 million in assets and eight branch offices.

4. On October 3, 1997, Charter One completed a strategic alliance with RCSB Financial, Inc. ("Rochester"), which was accounted for as a pooling of interests. Headquartered in Rochester, New York, RCSB Financial, Inc. was the holding company of Rochester Community Savings Bank, a $4 billion savings bank with primary business lines in retail banking, mortgage banking and automobile lending. The merger was effected through the issuance of .91 shares of Company common stock for each share of Rochester common stock resulting in the issuance of 28,358,770 shares as adjusted for the 5% stock dividend issued October 31, 1997 and 2-for-1 stock split in the form of a 100% stock dividend effected on May 20, 1998.

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

6. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statements for years beginning after June 15, 1999. Management has not completed the process of evaluating this statement and therefore has not determined the impact that adopting this statement will have on the financial position and results of operations.

7. Certain items in the consolidated financial statements for 1997 have been reclassified to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. which is a Michigan corporation organized as a unitary savings and loan holding company, which in turn owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank"). The business of the Bank and, therefore, the primary business of the Company is providing consumer and business banking services to certain major markets in Ohio, Michigan, and, since October 1997, New York. At the end of the first quarter of 1998 the Bank and its subsidiaries were doing business through 225 full-service banking branches and 39 loan production offices.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including but not limited to: (i) changes in economic conditions in the Company's market area;
(ii) changes in policies by regulatory agencies; (iii) fluctuations in interest rates; (iv) demand for loans in the Company's market area; (v) competition; (vi) the possibility that expected cost savings from the proposed acquisition (the "Merger") of ALBANK cannot be fully realized within the expected time frame;
(vii) the possibility that costs or difficulties relating to the integration of the businesses of the Company and ALBANK will be greater than expected; and
(viii) the possibility that revenues following the Merger will be lower than expected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

The Company reported net income of $68.4 million, or $0.52 per diluted share, for the three months ended June 30, 1998. This was a $13.4 million, or 24.3%, increase over the net income for the second quarter of 1997 which was $55.0 million, or $0.43 per diluted share. The primary reason for this improvement was due to a $11.5 million, or 8.8%, increase in net interest income for the second quarter of 1998. In addition, the Company experienced increases in recurring fee income and gains on sale which were partially offset by increases in administrative expenses. Overall, income before the federal tax provision increased by $20.1 million for the second quarter of 1998 as compared to the same period in 1997. For the second quarter of 1998, the Company's reported net income resulted in a 18.6% annualized return on average equity and a 1.4% annualized return on average assets. For the 1997 period, those ratios were 17.2% and 1.2%, respectively.

Net income for the first six months of 1998 was $131.9 million, or $1.00 per diluted share, as compared to $106.9 million, or $0.83 per diluted share for the first half of 1997. The increase of $25.0 million, or 23.4%, in net income was primarily due to increases in net interest income, recurring fee income and gains from sales of assets. These increases were partially offset by an increase in administrative expenses. For the six months ended June 30, 1998, the Company's reported net income resulted in a 18.3% annualized return on average equity and a 1.3% annualized return on average assets. For the 1997 period, those ratios were 16.7% and 1.2%, respectively.

SELECTED OPERATING RATIOS (Figure 1)


                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                       ------------------    ------------------
                                                                       6/30/98    6/30/97    6/30/98    6/30/97

Annualized returns:
  Return on average assets.........................................       1.38%      1.20%      1.33%      1.18%
  Return on average equity.........................................      18.63      17.18      18.32      16.74
  Average equity to average assets.................................       7.42       6.98       7.28       7.03

Annualized operating ratios:
  Net interest income to administrative expenses...................       1.73x      1.68x      1.73x      1.68x
  Administrative expenses to average assets........................       1.67%      1.70%      1.66%      1.71%
  Efficiency ratio.................................................      43.43      46.38      44.07      46.85


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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)

                                                               THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
                                                       1998                                  1997
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $ 13,502,239  $  264,725      7.85%  $ 10,976,352  $  219,775       8.01%
  Mortgage-backed securities:
    Available for sale...............     1,253,100      22,215      7.09      1,097,253      18,894       6.89
    Held to maturity.................     3,539,829      62,862      7.10      4,962,360      88,219       7.11
  Investment securities
   available for sale................       199,490       3,220      6.46        324,502       5,676       7.00
  Other interest-earning
   assets(2).........................       487,684       8,512      6.90        357,483       6,202       6.86
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    18,982,342     361,534      7.62     17,717,950     338,766       7.65
                                                      ---------                            ---------
  Allowance for loan losses..........      (112,169)                             (91,933)
  Noninterest-earning assets(3)......       903,547                              697,815
                                        -----------                          -----------
       Total assets..................  $ 19,773,720                         $ 18,323,832
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $  1,447,135       2,956       .82   $  1,112,450       3,138       1.13
    Savings accounts.................     1,140,029       6,225      2.19      1,338,673       7,896       2.37
    Money market accounts............     1,776,502      14,369      3.24      1,650,168      14,226       3.46
    Certificates of deposit..........     6,372,908      90,553      5.70      6,017,000      86,285       5.75
                                        -----------   ---------              -----------   ---------
      Total deposits.................    10,736,574     114,103      4.26     10,118,291     111,545       4.42
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     5,107,368      71,703      5.62      3,587,247      52,159       5.81
  Other borrowings...................     2,058,012      32,952      6.35      2,940,955      43,782       5.90
                                        -----------   ---------              -----------   ---------
     Total borrowings................     7,165,380     104,655      5.83      6,528,202      95,941       5.84
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    17,901,954     218,758      4.89     16,646,493     207,486       4.98
                                                      ---------                            ---------
  Non interest-bearing liabilities...       403,844                              397,116
                                        -----------                          -----------
     Total liabilities...............    18,305,798                           17,043,609
Shareholders' equity.................     1,467,922                            1,280,223
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 19,773,720                         $ 18,323,832
                                        ===========                          ===========
Net interest income..................                $  142,776                           $  131,280
                                                      =========                            =========
Interest rate spread.................                                2.73                                  2.67
Net yield on average interest-
 earning assets(5)...................                                3.01                                  2.96
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              106.04%                               106.44%

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

(5) Annualized net interest income divided by the average balance of interest-earning assets.



                                                                SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------
                                                       1998                                  1997
                                        ----------------------------------  --------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE     INTEREST      COST
                                        -----------   ---------   -------    -----------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1)................  $ 13,214,992  $  519,888      7.88%  $ 10,678,013  $  427,755       8.02%
  Mortgage-backed securities:
    Available for sale...............     1,209,369      42,861      7.09      1,103,041      37,568       6.81
    Held to maturity.................     3,759,188     133,501      7.10      5,063,537     180,030       7.11
  Investment securities
   available for sale................       306,802      10,652      6.94        299,478      10,414       6.95
  Other interest-earning
   assets(2).........................       485,628      17,036      6.98        354,226      12,010       6.74
                                        -----------   ---------              -----------   ---------
     Total interest-earning assets...    18,975,979     723,938      7.64     17,498,295     667,777       7.64
                                                      ---------                            ---------
  Allowance for loan losses..........      (112,411)                             (92,868)
  Noninterest-earning assets(3)......       930,184                              727,660
                                        -----------                          -----------
       Total assets..................  $ 19,793,752                         $ 18,133,087
                                        ===========                          ===========
Interest bearing liabilities(4):
  Deposits:
    Checking accounts................  $  1,323,001       5,895       .90   $  1,090,277       6,156       1.14
    Savings accounts.................     1,139,834      12,411      2.20      1,343,451      15,811       2.37
    Money market accounts............     1,780,211      28,859      3.27      1,645,189      28,602       3.51
    Certificates of deposit..........     6,298,826     178,274      5.71      6,056,704     171,386       5.71
                                        -----------   ---------              -----------   ---------
      Total deposits.................    10,541,872     225,439      4.31     10,135,621     221,955       4.42
                                        -----------   ---------              -----------   ---------
  FHLB advances......................     5,179,691     145,744      5.67      3,487,880     100,976       5.81
  Other borrowings...................     2,153,801      68,607      6.34      2,873,230      84,760       5.87
                                        -----------   ---------              -----------   ---------
     Total borrowings................     7,333,492     214,351      5.87      6,361,110     185,736       5.84
                                        -----------   ---------              -----------   ---------
     Total interest-bearing
      liabilities....................    17,875,364     439,790      4.95     16,496,731     407,691       4.96
                                                      ---------                            ---------
  Non interest-bearing liabilities...       478,239                              359,625
                                        -----------                          -----------
     Total liabilities...............    18,353,603                           16,856,356
Shareholders' equity.................     1,440,149                            1,276,731
                                        -----------                          -----------
     Total liabilities and
      shareholders' equity...........  $ 19,793,752                         $ 18,133,087
                                        ===========                          ===========
Net interest income..................                $  284,148                           $  260,086
                                                      =========                            =========
Interest rate spread.................                                2.69                                  2.68
Net yield on average interest-
 earning assets(5)...................                                2.99                                  2.97
Average interest-earning assets
 to average interest-bearing
 liabilities.........................                              106.16%                               106.07%

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

RATE/VOLUME ANALYSIS (Figure 3)


                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------   ------------------------------------
                                                   1998 V. 1997                           1998 V. 1997
                                       ------------------------------------   ------------------------------------
                                       INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                       --------------------------             --------------------------
                                        RATE         VOLUME       TOTAL         RATE        VOLUME        TOTAL
                                        ----         ------       -----         ----        ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases..................  $ (6,178)       51,128       44,950      (11,123)      103,256       92,133
  Mortgage-backed securities:
    Available for sale..............       572         2,749        3,321        1,569         3,724        5,293
    Held to maturity................       (95)      (25,262)     (25,357)        (207)      (46,322)     (46,529)
  Investment securities
   available for sale...............      (410)       (2,046)      (2,456)         (16)          254          238
  Other interest-earning
   assets...........................        37         2,273        2,310          429         4,597        5,026
                                       -------      --------     --------     --------     ---------     --------
      Total.........................    (6,074)       28,842       22,768       (9,348)       65,509       56,161
                                       -------      --------     --------     --------     ---------     --------
Interest expense:
  Checking accounts.................      (991)          809         (182)      (1,436)        1,175         (261)
  Savings accounts..................      (557)       (1,114)      (1,671)      (1,124)       (2,276)      (3,400)
  Money market accounts.............      (909)        1,052          143       (2,004)        2,261          257
  Certificates of deposit...........      (795)        5,063        4,268           35         6,853        6,888
  Federal Home Loan
   Bank advances ...................    (1,825)       21,369       19,544       (3,181)       47,949       44,768
  Other borrowings..................     1,840       (12,670)     (10,830)       4,214       (20,367)     (16,153)
                                       -------      --------     --------     --------     ---------     --------
      Total.........................    (3,237)       14,509       11,272       (3,496)       35,595       32,099
                                       -------      --------     --------     --------     ---------     --------
Change in net interest
 income.............................  $ (2,837)       14,333       11,496       (5,852)       29,914       24,062
                                       =======      ========     ========     ========     =========     ========

Net interest income for the second quarter of 1998 was $142.8 million as compared to $131.3 million for the second quarter of 1997. This $11.5 million, or 8.8%, increase was primarily attributable to the growth in interest-earning assets, mainly loans and leases, since June 30, 1997. Due to high volumes of loan and lease originations in 1997 and the first half of 1998, the average balance of loans and leases was $2.5 billion higher during the second quarter of 1998 as compared to the same period in 1997. This increase in the balance of loans and leases caused interest income to increase by $51.1 million. Overall, average interest-earning assets in the second quarter of 1998 were $1.3 billion higher than in the same period of 1997. The decrease in the remaining components of interest-earning assets, primarily mortgage-backed securities, helped fund the loan and lease growth. Mortgage-backed security balances were $1.3 billion lower in the second quarter of 1998 which caused interest income to decrease by $22.0 million, partially offsetting the increase in interest income created by the loan and lease growth. The primary funding for the remaining growth in the loan and lease portfolio came from increases in interest-bearing liabilities.

The average balance of interest-bearing liabilities was $1.3 billion higher in the second quarter of 1998 as compared to the same period in 1997. This caused interest expense to increase by $14.5 million. Overall the volume changes in interest-earning assets and interest-bearing liabilities resulted in an increase of $14.3 million in net interest income, which was partially offset by a lower yield on interest-earning assets in the 1998 period. The yield on interest-earning assets declined by 3 basis points to 7.62% for the three months ended June 30, 1998. This caused interest income to decrease by $6.1 million. This decrease in the cost of interest-bearing liabilities for the second quarter of 1998 was 9 basis points which lowered interest expense by $3.2 million in the 1998 period as compared to the second quarter of 1997. These lower interest rates were primarily attributable to lower market interest rates and a continued flattening of the yield curve. Overall the interest rate spread was 2.73% for the second quarter of 1998 as compared to 2.67% for the second quarter of 1997. The net yield on interest-earning assets was 3.01% for the second quarter of 1998 as compared to 2.96% for the second quarter of 1997.

Net interest income for the first six months of 1998 was $284.1 million, an increase of $24.1 million, or 9.3%, over the same period in 1997. This increase was primarily attributable to an increase in the balance of interest-earning assets. The average balance of interest-earning assets for the six months ended June 30, 1998 was $1.5 billion higher than for the same period in 1997. This increase was primarily due to growth in the loan and lease portfolio. The average balance of loans and leases was $2.5 billion higher in the 1998 period as compared to 1997 which caused interest income to increase by $103.3 million. This increase was partially offset by declining balances of mortgage-backed securities. The average balance of mortgage-backed securities decreased by $1.2 billion for the first half of 1998 as compared to the same period in 1997. The declining balances of mortgage-backed securities caused interest income to decrease by $42.6 million as repayments and sales of mortgage-backed securities were used to fund loan and lease growth. The remaining growth of interest-earning assets was primarily funded by an increase in interest-bearing liabilities.

The average balance of interest-bearing liabilities was $1.4 billion higher for the first half of 1998 as compared to the same period of 1997. This caused interest expense to increase by $35.6 million. The interest rate spread was 2.69% for the first half of 1998 as compared to 2.68% for the first six months of 1997. The net yield on interest-earning assets was 2.99% for the first half of 1998 as compared to 2.97% for the first six months of 1997. This increase was due to the larger average balance of interest-earning assets than the average balance of interest-bearing liabilities. Average interest-earnings assets were 106.16% of interest-bearing liabilities for the six months ended June 30, 1998 and 106.07% for the same period in 1997. This growth was primarily funded by increases in the average balance of equity primarily due to growth in retained earnings.

Figure 4 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 4)


                                                                                           JUNE 30, 1998 DECEMBER 31, 1997
YIELDS AND COSTS AT END OF PERIOD Weighted average yield:
    Real estate loans.....................................................................      7.58%           7.72%
    Automobile loans......................................................................      8.78            8.92
    Retail consumer loans.................................................................      8.14            8.40
    Leases(1).............................................................................      6.63            8.04
    Corporate banking loans...............................................................      9.14            8.86
      Total loans and leases..............................................................      7.82            8.00
    Mortgage-backed securities............................................................      7.08            7.20
    Investment securities.................................................................      5.29            6.67
    Other interest-earning assets.........................................................      7.41            7.29
        Total interest-earning assets.....................................................      7.60            7.73
  Weighted average cost (2):
    Checking..............................................................................       .76            1.02
    Savings...............................................................................      2.16            2.33
    Money market..........................................................................      3.25            3.31
    Certificates of deposit...............................................................      5.69            5.73
      Total deposits......................................................................      4.26            4.37
    FHLB advances.........................................................................      5.64            5.83
    Other borrowings......................................................................      6.43            6.38
         Total interest-bearing liabilities...............................................      4.89            5.07

  Interest rate spread....................................................................      2.71            2.66

  Net yield on interest-earning assets....................................................      3.01%           2.96%

---------------------------

(1)  1998 yield excludes impact of related tax benefits.

(2) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME

Other income was $47.8 million for the second quarter of 1998 as compared to $33.9 million for the same period in 1997. This $13.9 million, or 41.1% increase was primarily due to increases in retail banking fee income and gains from asset sales. Retail banking income increased $7.4 million primarily due to checking account service charges, which increased $7.0 million. An increase in the number of checking accounts was the primary reason checking account fee income increased. Gains on the sale of assets, primarily mortgage loans that were securitized into mortgage-backed securities, increased by $4.2 million over the second quarter of 1997. These sales were executed to assist the Bank in managing its interest rate risk as the assets sold primarily consisted of long term, fixed rate mortgage-backed securities classified as available for sale.

Other income for the six months ended June 30, 1998 was $87.9 million, a $22.4 million, or 34.1%, increase compared to other income during the first six months of 1997. This increase was primarily attributable to increases in retail banking fee income and gains from asset sales. Retail banking income was $42.2 million for the six months ended June 30, 1998 which was a 40.0% increase over the $30.1 million of retail banking income for the first six months of 1997. As explained in the quarterly comparisons above, the growth in the number of checking accounts was the primary reason checking related fee income increased which was the driving factor for the increase in the retail banking income statement line item. Asset sales resulted in net gains of $8.4 million for the six months ended June 30, 1998 which was an increase of $7.8 million over the same period in 1997. The 1998 sales were primarily for interest rate risk management purposes as the assets sold primarily consisted of long term, fixed rate mortgage-backed securities classified as available for sale.

ADMINISTRATIVE EXPENSES

Administrative expenses were $82.7 million during the second quarter of 1998. This is a $4.8 million, or 6.1%, increase as compared to the second quarter of 1997 which had $77.9 million in administrative expenses. While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.67% for the 1998 period and 1.70% during the second quarter of 1997. Also, the Company's efficiency ratio of 43.43% for the second quarter of 1998 compared favorably to the 46.38% efficiency ratio during the second quarter of 1997. Since efficiency ratios are a calculation of administrative expenses (excluding the amortization of goodwill) divided by net interest income plus recurring fee income, the lower the ratio the better for the Company.

Administrative expenses were $163.9 million for the six months ended June 30, 1998 as compared to $155.0 million for the comparable period in 1997. While the 1998 administrative expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.66% for the 1998 period and 1.71% during the first half of 1997. Also, the Company's efficiency ratio of 44.07% for the first six months of 1998 compared favorably to the 46.85% efficiency ratio during the same period of 1997.

FEDERAL INCOME TAXES

Federal income tax expense was $34.1 million for the three months ending June 30, 1998. This was $6.7 million, or 24.6%, higher than the federal income tax expense during the three months ended June 30, 1997. This increase was primarily due to a $20.1 million, or 24.4%, increase in pre-tax income. The effective tax rates were 33.3% for the 1998 and 1997 period.

Federal income tax expense was $66.2 million for the six months ending June 30, 1998. This was $12.0 million, or 22.2%, higher than the federal income tax expense during the six months ended June 30, 1997. This increase was primarily due to a $37.0 million, or 23.0%, increase in pre-tax income. The effective tax rates were 33.4% for the 1998 period and 33.6% for the 1997 period.

FINANCIAL CONDITION

OVERVIEW

At June 30, 1998 the Company had total assets of $19.8 billion, a $53.0 million increase over the asset total at December 31, 1997. While the overall growth of total assets was relatively small, the Company was able to alter the mix of its balance sheet through a reduction in investment securities and an increase in loans and leases.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 5)



                                                                    JUNE 30, 1998              DECEMBER 31, 1997
                                                               ------------------------     -----------------------
                                                                               % OF                          % OF
                                                                 AMOUNT        TOTAL           AMOUNT       TOTAL
                                                               -----------  -----------     ------------   --------
                                                                              (DOLLARS IN THOUSANDS)

LOAN AND LEASE PORTFOLIO, NET
  One-to-four family:
    Permanent:
      Fixed rate............................................  $  5,220,450    39.25%       $   5,281,533     41.59%
      Adjustable rate.......................................     2,557,347    19.23            2,880,513     22.68
    Construction............................................       166,969     1.26              196,647      1.55
                                                               -----------  -------         ------------   -------
                                                                 7,944,766    59.74            8,358,693     65.82
  Commercial real estate:
    Multifamily.............................................       223,388     1.68              265,360      2.09
    Other...................................................       329,935     2.48              325,646      2.56
                                                               -----------  -------         ------------   -------
                                                                   553,323     4.16              591,006      4.65
  Consumer:
    Retail..................................................     2,264,973    17.03            1,606,128     12.64
    Automobile..............................................     1,779,629    13.38            1,542,230     12.14
                                                               -----------  -------         ------------   -------
                                                                 4,044,602    30.41            3,148,358     24.78
  Business:
    Leasing.................................................       582,267     4.38              437,227      3.44
    Corporate banking.......................................       174,648     1.31              166,521      1.31
                                                               -----------  -------         ------------   -------
                                                                   756,915     5.69              603,748      4.75
                                                               -----------  -------         ------------   -------
                                                              $ 13,299,606   100.00%       $  12,701,805    100.00%
                                                               ===========  =======         ============   =======

Portfolio of loans serviced for others......................  $  9,136,900                 $   9,084,871
                                                               ===========                  ============

LOAN AND LEASE ACTIVITY (Figure 6)


                                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------   ------------------------
                                                                1998         1997           1998          1997
                                                                ----         ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS)
Originations:
  Real estate:
    Permanent:
      One-to-four family.................................   $ 1,493,448     1,036,201      2,850,863    1,765,094
      Multifamily........................................        11,559        12,720         16,114       17,289
      Commercial.........................................        20,457        23,511         32,305       38,091
                                                             ----------   -----------    -----------   ----------
        Total permanent..................................     1,525,464     1,072,432      2,899,282    1,820,474
                                                             ----------   -----------    -----------   ----------
    Construction:
      One-to-four family.................................       115,002       117,474        203,144      176,087
      Multifamily........................................         1,754           964          4,891        2,364
      Commercial.........................................         6,860         4,300          8,758        9,595
                                                             ----------   -----------    -----------   ----------
        Total construction...............................       123,616       122,738        216,793      188,046
                                                             ----------   -----------    -----------   ----------
          Total real estate loans originated.............     1,649,080     1,195,170      3,116,075    2,008,520
                                                             ----------   -----------    -----------   ----------
    Retail consumer......................................       669,761       260,313      1,047,520      428,205
    Automobile...........................................       325,827       324,716        599,196      550,578
    Corporate banking....................................        46,365        45,748         92,877       77,185
    Leases...............................................       137,537        46,274        217,448       91,191
                                                             ----------   -----------    -----------   ----------
          Total loans and leases originated..............     2,828,570     1,872,221      5,073,116    3,155,679
                                                             ----------   -----------    -----------   ----------
Loans purchased..........................................        16,149             -         16,149            -
Sales and principal reductions:
  Loans sold.............................................       485,664       465,267        888,684      819,302
  Loans exchanged for MBS................................       705,427             -      1,347,422            -
  Principal reductions...................................     1,142,050       685,729      2,294,318    1,215,180
                                                             ----------   -----------    -----------   ----------
        Total sales and principal reductions.............     2,333,141     1,150,996      4,530,424    2,034,482
                                                             ----------   -----------    -----------   ----------
          Increase before net items......................   $   511,578       721,225        558,841    1,121,197
                                                             ==========   ===========    ===========   ==========

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both June 30, 1998 and December 31, 1997. Figure 7 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 7)


                                                                                JUNE 30, 1998   DECEMBER 31, 1997
                                                                                -------------   ------------------
                                                                                     (DOLLARS IN THOUSANDS)

U.S. Treasury and agency securities....................................          $  16,611             571,363
Corporate notes and commercial paper...................................             13,217              10,188
Other..................................................................                931               1,038
                                                                                  --------           ---------
  Total................................................................          $  30,759             582,589
                                                                                  ========           =========
  Weighted average rate................................................               5.29%               6.67%
                                                                                  ========           =========

MORTGAGE-BACKED SECURITIES

Figure 8 summarizes the mortgage-backed securities ("MBS") portfolios at June 30, 1998 and December 31, 1997. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 8)


                                                                                 JUNE 30, 1998    DECEMBER 31, 1997
                                                                                ----------------  -----------------
                                                                                      (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA..................................................................      $   921,261                 -
      FHLMC.................................................................            1,653             1,897
      GNMA..................................................................               83               102
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC.................................................................          347,347           360,732
      FNMA..................................................................          263,864           264,694
    Private issues..........................................................          440,593           442,808
                                                                                   ----------        ----------
      Total mortgage-backed securities available for sale...................        1,974,801         1,070,233
                                                                                   ----------        ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA..................................................................          877,634         1,013,757
      FHLMC.................................................................          355,597           439,816
      GNMA..................................................................          139,001           160,678
    Private issues..........................................................          266,854           316,046
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA..................................................................          314,694           359,664
      FHLMC.................................................................          145,212           176,074
    Private issues..........................................................        1,300,785         1,749,214
                                                                                   ----------        ----------
        Total mortgage-backed securities held to maturity...................        3,399,777         4,215,249
                                                                                   ----------        ----------
           Total............................................................   $    5,374,578         5,285,482
                                                                                   ==========        ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 9)


                                                               JUNE 30, 1998                 DECEMBER 31, 1997
                                                          ------------------------       -------------------------
                                                            BOOK       AVERAGE              BOOK       AVERAGE
                                                            VALUE       RATE                VALUE        RATE
                                                          ---------    -------           -----------   --------
                                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Collateralized mortgage obligations..............    $1,048,664       7.01%         $  1,062,903       7.31%
                                                          ---------                      -----------
      Total adjustable rate..........................     1,048,664       7.01             1,062,903       7.31
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................       922,997       7.09                 1,999       8.02
    Collateralized mortgage obligations..............         3,140       6.36                 5,331       6.36
                                                          ---------                      -----------
      Total fixed rate...............................       926,137       7.09                 7,330       6.81
                                                          ---------                      -----------
        Total available for sale.....................     1,974,801       7.05             1,070,233       7.30
                                                          ---------                      -----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates.......................       665,294       7.13               792,765       7.18
    Collateralized mortgage obligations..............       310,240       7.43               326,864       7.76
                                                          ---------                      -----------
      Total adjustable rate..........................       975,534       7.22             1,119,629       7.35
                                                          ---------                      -----------
  Fixed rate:
    Participation certificates.......................       973,792       7.30             1,137,532       7.34
    Collateralized mortgage obligations..............     1,450,451       6.87             1,958,088       6.99
                                                          ---------                      -----------
      Total fixed rate...............................     2,424,243       7.04             3,095,620       7.12
                                                          ---------                      -----------
        Total held to maturity.......................     3,399,777       7.09             4,215,249       7.13
                                                          ---------                      -----------
          Total mortgage-backed securities...........    $5,374,578       7.08%         $  5,285,482       7.20%
                                                          =========                      ===========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 10)


                                                              THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                              --------------------------   ------------------------
                                                                    1998      1997              1998       1997
                                                                    ----      ----              ----       ----
                                                                            (DOLLARS IN THOUSANDS)

Balance, beginning of period................................ $     112,884    92,456           113,868     94,112
Provision for loan and lease losses.........................         5,354     4,799            10,156      9,625
Adjustment to convert Rochester to a calendar year end......             -         -                 -        650
Loans and leases charged off:
  Mortgage..................................................          (665)     (646)           (1,609)    (3,842)
  Automobile................................................        (6,709)   (4,291)          (12,769)    (8,721)
  Retail consumer...........................................          (168)     (741)             (231)    (1,453)
  Leases....................................................             -         -                 -          -
  Corporate banking.........................................             -        (3)                -        (42)
                                                                  --------   -------          --------   --------
    Total charge-offs.......................................        (7,542)   (5,681)          (14,609)   (14,058)
                                                                  --------   -------          --------   --------
Recoveries:
  Mortgage..................................................           157       364               275        445
  Automobile................................................         1,129       836             2,189      1,838
  Retail consumer...........................................           160       145               237        307
  Leases....................................................             -         -                 -          -
  Corporate banking.........................................             -         5                26          5
                                                                  --------   -------          --------   --------
     Total recoveries.......................................         1,446     1,350             2,727      2,595
                                                                  --------   -------          --------   --------
       Net loan and lease charge-offs.......................        (6,096)   (4,331)          (11,882)   (11,463)
                                                                  --------   -------          --------   --------
Balance, end of period...................................... $     112,142    92,924           112,142     92,924
                                                                  ========   =======          ========   ========

Net charge-offs to average loans and leases (annualized)               .18%      .16%              .18%       .21%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)


                                                                                  JUNE 30, 1998   DECEMBER 31, 1997
                                                                                  --------------  -----------------
                                                                                      (DOLLARS IN THOUSANDS)

Mortgage..........................................................................  $  58,439           59,794
Automobile........................................................................     37,781           39,455
Retail consumer...................................................................      9,001            8,255
Leases............................................................................      2,307            1,777
Corporate banking.................................................................      4,614            4,587
                                                                                     --------         --------
  Total...........................................................................  $ 112,142          113,868
                                                                                     ========         ========

Percent of loans and leases to ending loans and leases:
  Mortgage........................................................................       63.9%            70.0%
  Automobile......................................................................       13.4             12.2
  Retail consumer.................................................................       17.0             12.8
  Leases..........................................................................        4.4              3.6
  Corporate banking...............................................................        1.3              1.4
                                                                                     --------         --------
    Total.........................................................................      100.0%           100.0%
                                                                                     ========         ========

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

Figure 12 sets forth information concerning nonperforming assets and the allowance for loan lease losses. At June 30, 1998, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 12)


                                                                               JUNE 30, 1998   DECEMBER 31, 1997
                                                                              ---------------  -----------------
                                                                                    (DOLLARS IN THOUSANDS)

Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family(1)................................................      $  56,857            32,154
      Multifamily and commercial...........................................          2,977             3,794
      Construction and land................................................          1,580             1,943
                                                                                  --------           -------
        Total mortgage loans...............................................         61,414            37,891
    Retail consumer........................................................              -                 -
    Automobile.............................................................              -                 -
    Corporate banking......................................................          4,773               716
    Lease financings.......................................................              -                 -
                                                                                  --------           -------
        Total nonaccrual loans and leases..................................         66,187            38,607
                                                                                  --------           -------
  Accruing loans and leases delinquent more than 90 days:
     Mortgage loans:
      One-to-four family...................................................              -             8,356
      Multifamily and commercial...........................................              -                 -
      Construction and land................................................              -                 -
                                                                                  --------           -------
        Total mortgage loans...............................................              -             8,356
    Retail consumer........................................................         10,456             4,671
    Automobile.............................................................          3,351             3,547
    Corporate banking......................................................            337               290
    Lease financings.......................................................              -                 -
                                                                                  --------           -------
        Total accruing 90-day delinquent loans and leases..................         14,144            16,864
                                                                                  --------           -------
  Restructured real estate loans...........................................          6,281             6,722
                                                                                  --------           -------
        Total nonperforming loans and leases...............................         86,612            62,193
  Real estate acquired through foreclosure and other.......................         13,425            13,414
                                                                                  --------           -------
        Total nonperforming assets.........................................        100,037            75,607
        Less government guaranteed loans...................................         21,497                 -
                                                                                  --------           -------
          Nonperforming assets net of guaranteed loans.....................      $  78,540            75,607
                                                                                  ========           =======
  Ratio of:
    Nonperforming loans and leases to total loans and leases...............            .66%              .49%
    Nonperforming assets to total assets...................................            .50               .38
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.......................................         129.48            183.09
      Total loans and leases before allowance..............................            .84               .89
  Ratio of (excluding guaranteed nonperforming loans):
    Nonperforming loans and leases to total loans and leases...............            .50%              .49%
    Nonperforming assets to total assets...................................            .40               .38
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.......................................         172.22            183.09
      Total loans and leases before allowance..............................            .84               .89
---------------------------

(1) Includes $21.5 million of government guaranteed loans.

Nonperforming assets at June 30, 1998 totaled $100.0 million, up from $75.6 million from December 31, 1997 primarily due to the purchase of government guaranteed loans out of the loans serviced for others portfolio. The ratio of nonperforming loans to total loans was .66% at June 30, 1998 as compared to .49% at December 31, 1997.

At June 30, 1998, there were $36.3 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At June 30, 1998 and December 31, 1997, 61% and 57% of interest-bearing liabilities were in the form of deposits and 39% and 43% were in borrowings.

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

COMPOSITION OF DEPOSITS (Figure 13)


                                                    JUNE 30, 1998                        DECEMBER 31, 1997
                                          ----------------------------------     ----------------------------------
                                                        WEIGHTED    PERCENT                    WEIGHTED    PERCENT
                                                        AVERAGE        OF                      AVERAGE       OF
                                            AMOUNT        RATE       TOTAL         AMOUNT        RATE       TOTAL
                                            ------        ----       -----         ------        ----       -----
                                                                   (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing.....................  $    812,895     1.40%        7.46%    $    783,768     1.54%       7.67%
  Noninterest-bearing..................       684,221        -         6.28          397,760        -        3.89
Savings accounts.......................     1,128,922     2.16        10.35        1,155,093     2.33       11.30
Money market accounts..................     1,757,301     3.25        16.11        1,799,709     3.30       17.61
Certificates of deposit................     6,522,770     5.89        59.80        6,081,434     5.95       59.53
                                          -----------               -------      -----------              -------
    Deposits...........................    10,906,109     4.38       100.00%      10,217,764     4.50      100.00%
                                                                    =======                               =======
Plus unamortized premium
 on deposits purchased.................         1,270                                  1,436
                                          -----------                            -----------
     Deposits, net.....................  $ 10,907,379                           $ 10,219,200
                                          ===========                            ===========
Including the annualized effect of
 applicable interest rate risk
 management instruments................                   4.26%                                  4.37%
                                                          ====                                  =====

BORROWINGS

At June 30, 1998, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $6.6 billion in real estate loans and $2.7 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 14)


                                                                  JUNE 30, 1998               DECEMBER 31, 1997
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                               ------        ----            ------         ----
                                                                             (DOLLARS IN THOUSANDS)

Short-term................................................. $   891,000       5.71%       $ 2,300,000       5.79%
Long-term:
  Fixed-rate advances......................................   3,660,581       5.63          2,621,760       5.88
  Variable-rate advances...................................     485,320       5.59            448,743       5.76
                                                             ----------                    ----------
    Total advances, net.................................... $ 5,036,901       5.64        $ 5,370,503       5.89
                                                             ==========                    ==========
Including the annualized effect of applicable interest
  rate risk management instruments.........................                   5.64%                         5.83%
                                                                             =====                          ====

Figure 15 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)


                                                                    JUNE 30, 1998             DECEMBER 31, 1997
                                                               ------------------------   -------------------------
                                                                              WEIGHTED                    WEIGHTED
                                                                               AVERAGE                     AVERAGE
                                                                   AMOUNT       RATE           AMOUNT       RATE
                                                                 ----------   ---------      ----------   ---------
                                                                             (DOLLARS IN THOUSANDS)

Short term..................................................... $         -         -%      $   210,002     5.84%
Long term:
  Fixed rate...................................................   1,229,846      6.04         1,316,522     6.02
  Variable rate................................................     570,000      5.73           570,000     5.89
                                                                 ----------                  ----------
Weighted average cost including amortization
  of fees...................................................... $ 1,799,846      5.95       $ 2,096,524     5.96
                                                                 ==========                  ==========
Including the annualized effect of applicable interest
  rate risk management instruments.............................                  5.91%                      5.96%
                                                                                 ====                       ====

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

INTEREST RATE SWAPS (Figure 16)

                                                   JUNE 30, 1998                        DECEMBER 31, 1997
                                        ------------------------------------   ------------------------------------
                                        NOTIONAL   RECEIVING       PAYING      NOTIONAL   RECEIVING       PAYING
                                        PRINCIPAL   INTEREST      INTEREST     PRINCIPAL   INTEREST      INTEREST
                                         AMOUNT       RATE          RATE        AMOUNT       RATE          RATE
                                        --------   ----------    -----------   --------   ----------    -----------
                                                                  (DOLLARS IN THOUSANDS)

Fixed payment and variable receipt:
  Maturing in:
    1998............................   $  75,000     5.65%         5.92%      $ 175,000     5.81%         5.96%
    1999............................     150,000     5.70          5.52         150,000     5.85          5.52
                                        --------                               --------
      Total.........................   $ 225,000     5.68%(1)      5.65%      $ 325,000     5.83%(1)      5.76%
                                        ========                               ========

Variable payment and fixed receipt:
    Maturing in:
      1998..........................   $       -        -%            -%      $  25,000     5.70%         5.83%
      1999..........................           -        -             -         115,000     6.42          5.83
      2000..........................     135,000     6.11          5.69               -        -             -
      2001..........................           -        -             -          15,000     6.39          5.85
      2002..........................     145,000     6.93          5.69         250,000     7.08          5.84
      2003..........................     120,000     6.51          5.69               -        -             -
                                        --------                               --------
        Total.......................   $ 400,000     6.53%         5.69%(1)   $ 405,000     6.78%         5.84%(1)
                                        ========                               ========

---------------------------

(1)  Rates are based upon LIBOR.

The cost (benefit) of interest rate risk management instruments included in interest expense was as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 17)


                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           --------------------------     ------------------------
                                                                1998       1997                1998      1997
                                                                ----       ----                ----      ----
                                                                           (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits.................................................   $ (2,246)    (4,397)             (4,353)   (8,197)
  FHLB advances............................................        (71)       (71)               (142)      186
  Reverse repurchase agreements............................       (120)       (62)               (109)      (63)
                                                               -------    -------            --------   -------
    Total..................................................   $ (2,437)    (4,530)             (4,604)   (8,074)
                                                               =======    =======            ========   =======


LIQUIDITY

The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability and may supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At June 30, 1998, the Bank's one-year gap was a negative 2.52% of total assets.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the second quarter of 1998 was 7.22%.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At June 30, 1998, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $984 million, unfunded lines of consumer credit totaling $1.1 billion (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $48.5 million. Outstanding letters of credit totaled $39.1 million as of June 30, 1998. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $4.6 billion. Management believes that a significant portion of the amounts maturing will remain with the Bank because they are retail deposits. At June 30, 1998, the Bank had $525 million of advances from the FHLB system and $1.6 billion in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

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

REGULATORY CAPITAL (Figure 18)


                                                                         AS OF JUNE 30, 1998
                                                 -------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                                         ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                                 ----------------------  -------------------  ----------------------
                                                     AMOUNT    RATIO       AMOUNT    RATIO       AMOUNT   RATIO
                                                                        (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 1,346,025   10.94%     983,923      8.0%   1,229,904    10.0%
Tier 1 capital (to risk-weighted assets).........   1,237,076   10.06          N/A      N/A      737,942     6.0
Tier 1 capital (to adjusted tangible assets).....   1,237,076    6.27      592,084      3.0      986,807     5.0
Tangible capital (to adjusted tangible assets)...   1,237,076    6.27      296,042      1.5          N/A     N/A

*    Greater than or equal to




                                                                       AS OF DECEMBER 31, 1997
                                                 -------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                             FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                                         ACTUAL           ADEQUACY PURPOSES     ACTION PROVISIONS
                                                 ----------------------  -------------------  ----------------------
                                                     AMOUNT    RATIO       AMOUNT    RATIO       AMOUNT   RATIO
                                                                         (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets).......... $ 1,205,750   10.00%     964,459      8.0%   1,205,574    10.0%
Tier 1 capital (to risk-weighted assets).........   1,095,084    9.08          N/A      N/A      723,344     6.0
Tier 1 capital (to adjusted tangible assets).....   1,095,084    5.55      592,272      3.0      987,120     5.0
Tangible capital (to adjusted tangible assets)...   1,095,084    5.55      296,136      1.5          N/A     N/A

*    Greater than or equal to

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

Management believes, as of June 30, 1998, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

During 1998, the Company's board of directors authorized management to purchase up to 2.5 million shares of the Company's common stock in a systematic program of open market or privately negotiated purchases. The shares will be reserved for later reissuance in connection with future stock dividends as well as employee benefit plans. As of July 31, 1998 approximately 720,000 shares of common stock had been purchased under this authorization.

The Company intends to rescind the buy back program upon the close of its acquisition of CS Financial, Inc., which is anticipated to occur early in the fourth quarter of 1998 and is expected to be accounted for as a pooling of interests.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 18)


                                               2ND QUARTER   1ST QUARTER   4TH QUARTER   3RD QUARTER  2ND QUARTER
                                                  1998          1998          1997          1997         1997
                                               -----------   -----------   -----------   -----------  -----------

Market price of common stock(1):
  High.........................................  $ 36.63         34.06         32.00        29.29        25.72
  Low..........................................    30.00         24.00         27.06        24.53        20.12
  Close........................................    33.69         33.47         31.56        28.16        25.66

Dividends declared and paid....................      .14          .125          .125          .12          .12

---------------------------

(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1997 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Annual Meeting of Shareholders of Charter One Financial, Inc. held on April 22, 1998, unsolicited proxies representing 55,161,369 shares of Common Stock or 86% of the total outstanding were voted. The Board of Directors of the Company was re-elected in its entirety. The voting on selection of Deloitte & Touche LLP as independent auditors of the Company was tabulated as follows:

                           For               54,851,512
                           Against              114,456
                           Abstain              195,401

ITEM 5.   OTHER INFORMATION

DIVIDEND

On July 22, 1998, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 14 cents per common share. The dividend will be payable on August 20, 1998 to shareholders of record as of August 6, 1998.

On July 22, 1998 the Directors of Charter One Financial, Inc. approved a 5% stock dividend to be distributed September 30, 1998 to shareholders of record on September 14, 1998.

During 1998, the Company's board of directors authorized management to purchase up to 2.5 million shares of the Company's common stock in a systematic program of open market or privately negotiated purchases. The shares will be reserved for later reissuance in connection with future stock dividends as well as employee benefit plans. As of July 31, 1998 approximately 720,000 shares of common stock had been purchased under this authorization.

The Company intends to rescind the buy back program upon the close of its acquisition of CS Financial, Inc., which is anticipated to occur early in the fourth quarter of 1998 and is expected to be accounted for as a pooling of interests.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

             On June 15, 1998, a Form 8-K was filed to report an Agreement and Plan of Merger between the Company and ALBANK Financial Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHARTER ONE FINANCIAL, INC.




Date:  August 13, 1998      /s/ Robert J. Vana
                            ---------------------------------------------------

                            Robert J. Vana
                            Chief Corporate Counsel and Secretary




Date:  August 13 , 1998     /s/ Richard W. Neu
                            ---------------------------------------------------

                            Richard W. Neu
                            Executive Vice President and Chief Financial Officer