Form 10-Q
period 1998-09-30
CHARTER ONE FINANCIAL INC
filed 1998-11-12
CIK 819692

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16311


                           CHARTER ONE FINANCIAL, INC.
             ------------------------------------------------------
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

       The number of shares outstanding of the registrant's sole class of common stock as of October 31, 1998 was 134,723,123.



================================================================================

                                TABLE OF CONTENTS


  ITEM
  NUMBER                                                                                 PAGE
  ------                                                                                ------

                         PART I - FINANCIAL INFORMATION

    1.     Financial Statements

               Consolidated Statements of Financial Condition --
                 September 30, 1998 and December 31, 1997 ...........................      1

               Consolidated Statements of Income --
                 Three and nine months ended September 30, 1998 and 1997 ............      2

               Consolidated Statement of Changes in Shareholders' Equity --
                 Nine months ended September 30, 1998 ...............................      3

               Consolidated Statements of Cash Flows --
                 Nine months ended September 30, 1998 and 1997 ......................      4

               Notes to Consolidated Financial Statements ...........................      5

    2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations .............................................      6

    3.     Quantitative and Qualitative Disclosure About Market Risk ................     24

                           PART II - OTHER INFORMATION

    5.     Other Information ........................................................     24

    6.     Exhibits and Reports on Form 8-K .........................................     24


Signatures ..........................................................................     25

PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                       SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                      --------------------    -------------------
                                                                                                 (AS RESTATED)
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                ASSETS
Cash and deposits with banks ............................................     $    200,595           214,716
Federal funds sold and other ............................................           15,235            25,000
                                                                              ------------      ------------
     Total cash and cash equivalents ....................................          215,830           239,716
Investment securities available for sale, at fair value .................           82,581           582,589
Mortgage-backed securities:
  Available for sale, at fair value .....................................        2,124,905         1,070,233
  Held to maturity (fair value of $3,103,099 and $4,273,605) ............        3,039,126         4,215,249
Loans and leases, net ...................................................       13,378,290        12,360,134
Loans held for sale .....................................................          155,088           341,671
Federal Home Loan Bank stock ............................................          285,375           366,647
Premises and equipment ..................................................          160,103           158,500
Accrued interest receivable .............................................           99,621           110,181
Real estate owned .......................................................           13,540            13,726
Loan servicing assets ...................................................           92,026            81,836
Goodwill ................................................................           84,937            90,471
Other assets ............................................................          110,217           129,312
                                                                              ------------      ------------
     Total assets .......................................................     $ 19,841,639        19,760,265
                                                                              ============      ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts .....................................................     $  1,432,980         1,181,528
  Money market accounts .................................................        1,781,174         1,799,709
  Savings accounts ......................................................        1,095,546         1,155,093
  Certificates of deposit ...............................................        6,539,713         6,082,870
                                                                              ------------      ------------
     Total deposits .....................................................       10,849,413        10,219,200
Federal Home Loan Bank advances .........................................        5,187,809         5,370,503
Reverse repurchase agreements ...........................................        1,695,062         2,096,524
Other borrowings ........................................................          242,823           229,798
Advance payments by borrowers for taxes and insurance ...................           50,811           138,379
Accrued interest payable ................................................           62,314            53,094
Accrued expenses and other liabilities ..................................          249,974           275,878
                                                                              ------------      ------------
     Total liabilities ..................................................       18,338,206        18,383,376
                                                                              ------------      ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued .............................................                -                 -
  Common stock - $.01 par value per share; 180,000,000 shares
    authorized; 132,541,371 and 129,915,210 shares issued(1) ............            1,325             1,299
  Additional paid-in capital ............................................          774,901           706,155
  Retained earnings .....................................................          680,932           700,616
  Less zero and 2,217,536 shares of common stock held in
    treasury at cost(1) .................................................                -           (45,441)
  Borrowings of employee investment and stock ownership plan ............           (1,734)           (2,349)
  Accumulated other comprehensive income ................................           48,009            16,609
                                                                              ------------      ------------
         Total shareholders' equity .....................................        1,503,433         1,376,889
                                                                              ------------      ------------
         Total liabilities and shareholders' equity .....................     $ 19,841,639        19,760,265
                                                                              ============      ============

-------------------------
(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                               THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------   -------------------------------
                                                   1998              1997              1998             1997
                                                   ----              ----              ----             ----
                                                                  (AS RESTATED)                     (AS RESTATED)
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases .......................     $    268,083          232,901          787,971          660,656
  Mortgage-backed securities:
    Available for sale ...................           32,475           18,739           75,337           56,307
    Held to maturity .....................           55,366           82,570          188,866          262,600
  Investment securities available for sale              796            5,729           11,448           16,143
  Other interest-earning assets ..........            7,483            7,091           24,519           19,101
                                               ------------     ------------     ------------     ------------
     Total interest income ...............          364,203          347,030        1,088,141        1,014,807
                                               ------------     ------------     ------------     ------------
INTEREST EXPENSE:
  Deposits ...............................          115,963          113,547          341,402          335,502
  Federal Home Loan Bank advances ........           74,184           58,516          219,929          159,492
  Other borrowings .......................           31,814           44,286          100,421          129,046
                                               ------------     ------------     ------------     ------------
     Total interest expense ..............          221,961          216,349          661,752          624,040
                                               ------------     ------------     ------------     ------------
     Net interest income .................          142,242          130,681          426,389          390,767
Provision for loan and lease losses ......            5,780           16,342           15,935           25,967
                                               ------------     ------------     ------------     ------------
     Net interest income after provision
       for loan and lease losses .........          136,462          114,339          410,454          364,800
                                               ------------     ------------     ------------     ------------
OTHER INCOME:
  Mortgage banking .......................           14,165           13,651           44,591           44,821
  Retail banking .........................           23,906           17,824           66,089           47,946
  Leasing operations .....................            1,464            1,908            7,114            5,442
  Net gains ..............................            5,661            1,982           14,035            2,599
  Other ..................................              640              199            1,916              309
                                               ------------     ------------     ------------     ------------
     Total other income ..................           45,836           35,564          133,745          101,117
                                               ------------     ------------     ------------     ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits .....           39,120           40,671          117,290          123,766
  Net occupancy and equipment ............           12,679           13,184           37,935           38,648
  Federal deposit insurance premiums .....            1,197            1,345            3,730            4,041
  Amortization of goodwill ...............            1,791            1,362            5,373            4,086
  Other administrative expenses ..........           24,210           20,879           78,525           61,905
                                               ------------     ------------     ------------     ------------
     Total administrative expenses .......           78,997           77,441          242,853          232,446
                                               ------------     ------------     ------------     ------------
Income before income taxes ...............          103,301           72,462          301,346          233,471
Income taxes .............................           34,555           18,889          100,706           73,027
                                               ------------     ------------     ------------     ------------
     Net income ..........................     $     68,746           53,573          200,640          160,444
                                               ============     ============     ============     ============

Basic earnings per share .................     $        .52              .41             1.50             1.22
                                               ============     ============     ============     ============

Diluted earnings per share ...............     $        .51              .39             1.46             1.19
                                               ============     ============     ============     ============

Average common shares(1) .................      132,966,320      132,084,519      133,926,283      131,677,035
                                               ============     ============     ============     ============

Average common and common equivalent
  shares outstanding--assuming dilution(1)      135,898,290      135,929,373      137,666,906      135,330,425
                                               ============     ============     ============     ============

Cash dividends declared per share(1) .....     $        .13              .11              .39              .33
                                               ============     ============     ============     ============

----------------------------------
(1) Restated to reflect the 2-for-1 stock split issued May 20, 1998 and the 5% stock dividend issued
    September 30, 1998.


See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                                      BORROWINGS
                                                                                                          OF
                                                                                                       EMPLOYEE
                                                                                       ACCUMULATED    INVESTMENT      TOTAL
                                               ADDITIONAL                                 OTHER        AND STOCK      SHARE-
                                    COMMON      PAID-IN      RETAINED      TREASURY   COMPREHENSIVE    OWNERSHIP     HOLDERS'
                                     STOCK      CAPITAL      EARNINGS       STOCK         INCOME         PLAN         EQUITY
                                  ----------   ----------   ----------    ----------    ----------    ----------    ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Balance, January 1, 1998 ....   $    1,299      706,155      700,616       (45,441)       16,609        (2,349)    1,376,889
  Comprehensive income:
  Net unrealized holding gain
   on securities ..............            -            -            -             -        65,192             -        65,192
  Reclassification adjustment
   for (gains) losses included
   in net income ..............            -            -            -             -       (12,884)                    (12,884)
  Income tax expense related to
   items of other comprehensive
   income .....................            -            -            -             -        20,908             -        20,908
  Net income ..................            -            -      200,640             -             -             -       200,640
                                  ----------   ----------   ----------    ----------    ----------    ----------    ----------
Comprehensive income ..........            -            -      200,640             -        31,400             -       232,040
EISOP loan repayment ..........            -            -            -             -             -           615           615
Treasury stock purchased
  1,980,000 shares(1) .........            -            -            -       (59,235)            -             -       (59,235)
Treasury stock reissued in
  connection with stock options
  exercised, 502,531 shares(1)             -            -       (5,439)       10,413             -             -         4,974
Dividends paid ($.39 per
  share)(1) ...................            -            -      (51,763)            -             -             -       (51,763)
Stock dividend paid ...........           26       68,746     (163,122)       94,263             -             -           (87)
                                  ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, September 30, 1998 ...   $    1,325      774,901      680,932             -        48,009        (1,734)    1,503,433
                                  ==========   ==========   ==========    ==========    ==========    ==========    ==========
----------------------
(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998 and the 5% stock dividend issued September 30, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                          1998           1997
                                                                          ----           ----
                                                                                     (AS RESTATED)
                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................................   $    200,640         160,444
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ............................         15,935          25,967
    Net gains ......................................................         (7,107)         (3,963)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ................         11,873          40,770
    Origination of real estate loans held for sale .................     (1,453,503)     (1,214,562)
    Proceeds from sale of loans held for sale ......................      1,446,576       1,245,710
    Other ..........................................................          2,903          67,219
                                                                       ------------    ------------
      Net cash provided by operating activities ....................        217,317         321,585
                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ......................     (2,617,781)     (1,743,582)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ....................      1,175,713         670,701
    Mortgage-backed securities available for sale ..................         93,099           8,060
    Investment securities available for sale .......................        559,912          10,540
  Sales of mortgage-backed securities available for sale ...........        705,642          40,438
  Sales of mortgage-backed securities held to maturity .............              -          75,551
  Sales of investment securities available for sale ................            272         175,183
  Redemption of Federal Home Loan Bank stock .......................         95,942               -
  Sales of loan servicing rights ...................................         13,937          35,708
  Purchases of:
    Mortgage-backed securities held to maturity ....................           (713)           (469)
    Mortgage-backed securities available for sale ..................              -         (24,685)
    Investment securities available for sale .......................              -        (300,400)
    Investment securities held to maturity .........................        (57,895)            (26)
    Federal Home Loan Bank stock ...................................              -         (50,286)
    Loan servicing rights, including those originated ..............        (34,725)        (17,494)
  Other ............................................................        (41,968)        (23,150)
                                                                       ------------    ------------
    Net cash used in investing activities ..........................       (108,565)     (1,143,911)
                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings .................     (1,445,002)        242,376
  Proceeds from long-term borrowings ...............................      2,423,650       3,008,809
  Repayments of long-term borrowings ...............................     (1,548,074)     (2,399,493)
  Increase (decrease) in deposits ..................................        630,467         (61,959)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance .......................................................        (87,568)         10,931
  Payment of dividends on common stock .............................        (51,850)        (40,396)
  Purchase of treasury stock, net of options exercised .............        (59,235)        (36,406)
  Reissuance of treasury stock .....................................          4,974               -
                                                                       ------------    ------------
Net cash provided by (used in) financing activities ................       (132,638)        723,862
                                                                       ------------    ------------
Net decrease in cash and cash equivalents ..........................        (23,886)        (98,464)
Cash and cash equivalents, beginning of the period .................        239,716         334,596
Adjustment to convert RCSB to a calendar year end ..................              -          28,163
                                                                       ------------    ------------
Cash and cash equivalents, end of the period .......................   $    215,830         264,295
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ................   $    777,414         606,907
  Cash paid for income taxes .......................................         45,000          47,338
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ........................          3,332           9,244
  Loans exchanged for mortgage-backed securities ...................      1,816,088               -

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

2. On June 15, 1998, the Company announced a definitive agreement under which ALBANK Financial Corporation ("ALBANK") would be merged into a wholly owned subsidiary of Charter One. ALBANK, the holding company of ALBANK, F.S.B., a federally chartered savings bank, and ALBANK Commercial, a state-chartered commercial bank, is headquartered in Albany, New York, has $4.1 billion in assets ($3.5 billion in deposits), and operates 88 branches in upstate New York and 21 in Massachusetts and Vermont. Terms of the agreement call for a tax-free exchange of common shares at a fixed exchange ratio of 2.268 shares (as adjusted for the 5% stock dividend issued September 30, 1998) of Charter One common stock for each of ALBANK's common shares.

     The merger, which will be accounted for as a pooling of interests, is expected to close on November 30, 1998. The transaction has been approved by the boards of directors of both companies, the Federal Reserve Board, the Office of Thrift Supervision, the New York Superintendent of Banking, and is subject to approval by each Company's shareholders.

3. On October 16, 1998, Charter One completed its previously announced acquisition of CS Financial, Inc. ("CS Financial"), a $400 million institution headquartered in Cleveland, Ohio. As a result of the merger, which was accounted for as a pooling of interests, Charter One issued an additional 2,131,500 shares of its common stock. The transaction added eight branches to the Ohio network, four of which have been consolidated, resulting in a net increase of four branches. Charter One has already converted CS Financial's data processing operation, essentially completing all consolidation activity associated with this merger.

4. On October 3, 1997, Charter One completed a strategic alliance with RCSB Financial, Inc. ("RCSB"), which was accounted for as a pooling of interests. Headquartered in Rochester, New York, RCSB was the holding company of Rochester Community Savings Bank, a $4 billion savings bank with primary business lines in retail banking, mortgage banking and automobile lending. The merger was effected through the issuance of .91 shares of Company common stock for each share of RCSB common stock resulting in the issuance of 29,776,709 shares (as adjusted for the 5% stock dividends issued October 31, 1997 and September 30, 1998 and the 2-for-1 stock split effected on May 20, 1998.)

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

7. In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. It is effective for the first fiscal quarter beginning after December 15, 1998. Management has not completed the process of evaluating this Statement and has therefore not determined the impact that adopting this statement will have on the financial position and results of operations.

8. Certain items in the consolidated financial statements for 1997 have been reclassified to conform to the 1998 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Charter One Financial, Inc. ("Charter One" or the "Company") is a Delaware corporation organized as a unitary savings and loan holding company and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc., a Michigan corporation organized as a unitary savings and loan holding company, which in turn owns all of the outstanding capital stock of Charter One Bank, F.S.B. (the "Bank"). The business of the Bank and, therefore, the primary business of the Company is providing consumer and business banking services to certain major markets in Ohio, Michigan, and, since October 1997, New York. At the end of the third quarter of 1998 the Bank and its subsidiaries were doing business through 232 full-service banking branches and 37 loan production offices.

Recently, in conjunction with the planned merger of ALBANK, Charter One and Charter Michigan Bancorp have filed applications with the Federal Reserve Board to become Bank Holding Companies. Currently, ALBANK owns a commercial bank and Charter One and Charter Michigan Bancorp will own this bank when the merger is completed.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including but not limited to: (i) changes in economic conditions in the Company's market area;
(ii) changes in policies by regulatory agencies; (iii) fluctuations in interest rates; (iv) demand for loans in the Company's market area; (v) competition; (vi) the possibility that expected cost savings from the proposed acquisition (the "Merger") of ALBANK cannot be fully realized within the expected time frame;
(vii) the possibility that costs or difficulties relating to the integration of the businesses of the Company and ALBANK will be greater than expected; (viii) the possibility that revenues following the Merger will be lower than expected; and (ix) the possibility that year 2000 compliance failures could result in additional expense to the Company and significant disruption of its business and there can be no assurance that any contingency plans will completely mitigate the effects of any such failure. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

The Company reported net income of $68.7 million, or $0.51 per diluted share, for the three months ended September 30, 1998. This was a $15.2 million, or 28.3%, increase over the net income for the third quarter of 1997 which was $53.6 million, or $0.39 per diluted share. The increased income was attributable to increases in net interest income, retail banking income and increases in net gains on sales of assets, along with a lower loan loss provision in the 1998 period. These favorable increases were partially offset by increases in administrative expenses and federal income taxes. For the third quarter of 1998, the Company's reported net income resulted in a 18.4% return on average equity and a 1.4% return on average assets. For the 1997 period, those ratios were 16.1% and 1.1%, respectively.

Net income for the first nine months of 1998 was $200.6 million, or $1.46 per diluted share, as compared to $160.4 million, or $1.19 per diluted share for the 1997 period. The increase of $40.2 million, or 25.1%, in net income was primarily due to increases in net interest income, recurring fee income and gains from sales of assets. These increases were partially offset by an increase in administrative expenses and federal income taxes. For the nine months ended September 30, 1998, the Company's reported net income resulted in a 18.4% return on average equity and a 1.4% return on average assets. For the 1997 period, those ratios were 16.5% and 1.2%, respectively.

SELECTED OPERATING RATIOS (Figure 1)

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            -------------------     -----------------
                                                            9/30/98    9/30/97      9/30/98    9/30/97
                                                            -------    -------      -------    -------

Annualized returns:
  Return on average assets ............................       1.38%       1.14%       1.35%       1.17%
  Return on average equity ............................      18.42       16.12       18.35       16.49
  Average equity to average assets ....................       7.50        7.09        7.35        7.07

Annualized operating ratios:
  Net interest income to administrative expenses ......       1.80x       1.69x       1.76x       1.68x
  Administrative expenses to average assets ...........       1.59%       1.65%       1.63%       1.69%
  Efficiency ratio ....................................      42.32       46.32       43.49       46.67


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

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------------------------
                                                       1998                                  1997
                                        ----------------------------------- ---------------------------------------
                                                                   AVG.                                  AVG.
                                          AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                          BALANCE     INTEREST     COST        BALANCE      INTEREST     COST
                                        ------------  ----------  --------   ------------   ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1) ...............  $ 13,722,067  $  268,083      7.80%  $ 11,630,350   $ 232,901       8.00%
  Mortgage-backed securities:
    Available for sale ..............     1,804,582      32,475      7.20      1,076,132      18,739       6.97
    Held to maturity ................     3,159,165      55,366      7.01      4,684,528      82,570       7.05
  Investment securities
   available for sale ...............        49,486         796      6.44        336,475       5,729       6.81
  Other interest-earning
   assets(2) ........................       405,457       7,483      7.22        403,343       7,091       6.88
                                        ------------  ----------             ------------   ---------
     Total interest-earning assets ..    19,140,757     364,203      7.60     18,130,828     347,030       7.65
                                                      ----------                            ---------
  Allowance for loan losses .........      (111,164)                             (93,557)
  Noninterest-earning assets(3) .....       876,790                              718,581
                                        ------------                         ------------
       Total assets .................  $ 19,906,383                         $ 18,755,852
                                        ============                         ============
Interest bearing liabilities(4):
  Deposits:
    Checking accounts ...............  $  1,499,465       2,893       .77   $  1,106,611       3,249       1.16
    Savings accounts ................     1,115,405       6,087      2.17      1,314,789       7,795       2.35
    Money market accounts ...........     1,771,218      14,511      3.25      1,629,502      14,348       3.49
    Certificates of deposit .........     6,486,179      92,472      5.66      6,069,176      88,155       5.76
                                        ------------  ----------             ------------   ---------
      Total deposits ................    10,872,267     115,963      4.23     10,120,078     113,547       4.45
                                        ------------  ----------             ------------   ---------
  FHLB advances .....................     5,240,515      74,184      5.61      3,985,902      58,516       5.80
  Other borrowings ..................     1,950,974      31,814      6.41      2,923,309      44,286       5.94
                                        ------------  ----------             ------------   ---------
     Total borrowings ...............     7,191,489     105,998      5.83      6,909,211     102,802       5.86
                                        ------------  ----------             ------------   ---------
     Total interest-bearing
      liabilities ...................    18,063,756     221,961      4.87     17,029,289     216,349       5.02
                                                      ----------                            ---------
  Non interest-bearing liabilities ..       349,950                              396,967
                                        ------------                         ------------
     Total liabilities ..............    18,413,706                           17,426,256
Shareholders' equity ................     1,492,677                            1,329,596
                                        ------------                         ------------
     Total liabilities and
      shareholders' equity ..........  $ 19,906,383                         $ 18,755,852
                                        ============                         ============
Net interest income .................                $  142,242                            $ 130,681
                                                      ==========                            =========
Interest rate spread ................                                2.73                                  2.63
Net yield on average interest-
 earning assets(5) ..................                                2.97                                  2.88
Average interest-earning assets
 to average interest-bearing
 liabilities ........................                              105.96%                               106.47%

----------------------------------
(1)  Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2)  Includes FHLB stock, federal funds sold, interest-bearing deposits with banks and other.
(3)  Includes mark-to-market adjustments on securities available for sale.
(4)  The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5)  Annualized net interest income divided by the average balance of interest-earning assets.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------------------------------------------
                                                       1998                                   1997
                                        ------------------------------------ ---------------------------------------
                                                                    AVG.                                  AVG.
                                          AVERAGE                  YIELD/        AVERAGE                 YIELD/
                                          BALANCE      INTEREST     COST         BALANCE      INTEREST    COST
                                        ------------  -----------  --------    ------------  ----------- --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1) ...............  $ 13,385,735  $   787,971      7.85%   $ 10,998,946  $   660,656     8.01%
  Mortgage-backed securities:
    Available for sale ..............     1,409,938       75,337      7.12       1,093,972       56,307     6.86
    Held to maturity ................     3,556,983      188,866      7.08       4,935,813      262,600     7.09
  Investment securities
   available for sale ...............       220,088       11,448      6.94         311,946       16,143     6.90
  Other interest-earning
   assets(2) ........................       458,625       24,519      7.05         370,779       19,101     6.79
                                        ------------  -----------              ------------  -----------
     Total interest-earning assets ..    19,031,369    1,088,141      7.62      17,711,456    1,014,807     7.64
                                                      -----------                            -----------
  Allowance for loan losses .........      (112,007)                               (93,100)
  Noninterest-earning assets(3) .....       908,777                                724,600
                                        ------------                           ------------
       Total assets .................  $ 19,828,139                           $ 18,342,956
                                        ============                           ============
Interest bearing liabilities(4):
  Deposits:
    Checking accounts ...............  $  1,382,466        8,788       .85   $   1,095,782        9,405     1.15
    Savings accounts ................     1,131,601       18,498      2.19       1,333,792       23,606     2.37
    Money market accounts ...........     1,777,180       43,370      3.26       1,639,902       42,950     3.50
    Certificates of deposit .........     6,361,964      270,746      5.69       6,060,907      259,541     5.73
                                        ------------  -----------              ------------  -----------
      Total deposits ................    10,653,211      341,402      4.28      10,130,383      335,502     4.43
                                        ------------  -----------              ------------  -----------
  FHLB advances .....................     5,200,188      219,929      5.65       3,655,711      159,492     5.81
  Other borrowings ..................     2,085,449      100,421      6.36       2,890,107      129,046     5.90
                                        ------------  -----------              ------------  -----------
     Total borrowings ...............     7,285,637      320,350      5.85       6,545,818      288,538     5.85
                                        ------------  -----------              ------------  -----------
     Total interest-bearing
      liabilities ...................    17,938,848      661,752      4.92      16,676,201      624,040     4.99
                                                      -----------                            -----------
  Non interest-bearing liabilities ..       431,441                                369,541
                                        ------------                           ------------
     Total liabilities ..............    18,370,289                             17,045,742
Shareholders' equity ................     1,457,850                              1,297,214
                                        ------------                           ------------
     Total liabilities and
      shareholders' equity ..........  $ 19,828,139                          $  18,342,956
                                        ============                           ============
Net interest income .................                $   426,389                            $   390,767
                                                      ===========                            ===========
Interest rate spread ................                                 2.70                                  2.65
Net yield on average interest-
 earning assets(5) ..................                                 2.99                                  2.94
Average interest-earning assets
 to average interest-bearing
 liabilities ........................                               106.09%                               106.21%

--------------------------------
(1)  Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2)  Includes FHLB stock, federal funds sold, interest-bearing deposits with banks and other.
(3)  Includes mark-to-market adjustments on securities available for sale.
(4)  The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5)  Annualized net interest income divided by the average balance of interest-earning assets.

Figure 3 sets forth the changes in Charter One's interest income and interest expense resulting from changes in interest rates and the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 3)


                                        THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------    ------------------------------------
                                                  1998 V. 1997                            1998 V. 1997
                                      ------------------------------------    ------------------------------------
                                          INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
                                      ------------------------------------    ------------------------------------
                                       RATE         VOLUME       TOTAL          RATE        VOLUME        TOTAL
                                       ----         ------       -----          ----        ------        -----
                                                                 (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases.................. $ (7,378)       42,560       35,182       (18,210)     145,525       127,315
  Mortgage-backed
   securities:
    Available for sale..............      647        13,089       13,736         2,219       16,811        19,030
    Held to maturity................     (468)      (26,736)     (27,204)         (521)     (73,213)      (73,734)
  Investment securities
   available for sale...............     (301)       (4,632)      (4,933)           83       (4,778)       (4,695)
  Other interest-earning
   assets...........................      355            37          392           746        4,672         5,418
                                      -------      --------     --------      --------     --------     ---------
      Total.........................   (7,145)       24,318       17,173       (15,683)      89,017        73,334
                                      -------      --------     --------      --------     --------     ---------
Interest expense:
  Checking accounts.................   (1,309)          953         (356)       (2,757)       2,140          (617)
  Savings accounts..................     (588)       (1,120)      (1,708)       (1,712)      (3,396)       (5,108)
  Money market accounts.............   (1,037)        1,200          163        (3,040)       3,460           420
  Certificates of deposit...........   (1,652)        5,969        4,317        (1,616)      12,821        11,205
  Federal Home Loan
   Bank advances ...................   (2,217)       17,885       15,668        (5,366)      65,803        60,437
  Other borrowings..................    1,709       (14,181)     (12,472)        5,932      (34,557)      (28,625)
                                      -------      --------     --------      --------     --------     ---------
      Total.........................   (5,094)       10,706        5,612        (8,559)      46,271        37,712
                                      -------      --------     --------      --------     --------     ---------
Change in net interest
 income............................. $ (2,051)       13,612       11,561        (7,124)      42,746        35,622
                                      =======      ========     ========      ========     ========     =========

Net interest income for the third quarter of 1998 was $142.2 million as compared to $130.7 million for the third quarter of 1997. This $11.6 million, or 8.8%, increase was primarily attributable to the growth in interest-earning assets, mainly loans and leases, since September 30, 1997. Due to the high volumes of loan and lease originations since September 30, 1997, the average balance of loans and leases was $2.1 billion higher during the third quarter of 1998 as compared to the same period in 1997. This increase in the balance of loans and leases caused interest income to increase by $42.6 million. Overall, average interest-earning assets in the third quarter of 1998 were $1.0 billion higher than in the same period of 1997. The decrease in the remaining components of interest-earning assets, primarily mortgage-backed securities, helped fund the loan and lease growth. Mortgage-backed security balances were $796.9 million lower in the third quarter of 1998 which caused interest income to decrease by $13.6 million, partially offsetting the increase in interest income created by the loan and lease growth. The yield on interest-earning assets was 7.60% during the third quarter of 1998 as compared to 7.65% for the third quarter of 1997. This five basis point decrease caused interest income to decrease by $7.1 million.

The average balance of interest-bearing liabilities was $1.0 billion higher in the third quarter of 1998 as compared to the same period in 1997. This caused interest expense to increase by $10.7 million. Overall the higher balances in interest-earning assets and interest-bearing liabilities resulted in an increase of $13.6 million in net interest income. The growth was funded primarily by retail deposit growth which generally carries a lower cost of funds than borrowed money. This contributed to the cost of interest-bearing liabilities decreasing by 15 basis points to 4.87% for the three months ended September 30, 1998. This caused interest expense to decrease by $5.1 million. In general, the lower interest rates were primarily attributable to lower market interest rates. Overall, the interest rate spread was 2.73% for the third quarter of 1998 as compared to 2.63% for the third quarter of 1997. The net yield on interest-earning assets was 2.97% for the third quarter of 1998 as compared to 2.88% for the third quarter of 1997.

Net interest income for the first nine months of 1998 was $426.4 million, an increase of $35.6 million, or 9.1%, over the same period in 1997. This increase was primarily attributable to an increase in the balance of interest-earning assets. The average balance of interest-earning assets for the nine months ended September 30, 1998 was $1.3 billion higher than for the same period in 1997. This increase was primarily due to growth in the loan and lease portfolio. The average balance of loans and leases was $2.4 billion higher in the 1998 period as compared to 1997 which caused interest income to increase by $145.5 million. This increase was partially offset by declining balances of mortgage-backed securities. The average balance of mortgage-backed securities decreased by $1.1 billion for the first nine months of 1998 as compared to the same period in 1997. The declining balances of mortgage-backed securities caused interest income to decrease by $56.4 million as repayments and sales of mortgage-backed securities was used to fund loan and lease growth. The remaining growth of interest-earning assets was primarily funded by an increase in interest-bearing liabilities.

The average balance of interest-bearing liabilities was $1.3 billion higher for the first nine months of 1998 as compared to the same period of 1997. This caused interest expense to increase by $46.3 million. The growth in interest-earning assets was funded by interest-bearing liabilities and was accomplished at favorable margins as the interest rate spread was 2.70% for the first nine months of 1998 as compared to 2.65% for the same period in 1997. The net yield on interest-earning assets was 2.99% for the first nine months of 1998 as compared to 2.94% for the first nine months of 1997.

Figure 4 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 4)

                                                         SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                         ------------------   -----------------
YIELDS AND COSTS AT END OF PERIOD
  Weighted average yield:
    Real estate loans ...................................        7.52%              7.72%
    Automobile loans ....................................        8.81               8.92
    Retail consumer loans ...............................        7.98               8.40
    Leases(1) ...........................................        6.45               8.04
    Corporate banking loans .............................        9.15               8.86
      Total loans and leases ............................        7.76               8.00
    Mortgage-backed securities ..........................        7.02               7.20
    Investment securities ...............................        8.02               6.67
    Other interest-earning assets .......................        7.14               7.29
        Total interest-earning assets ...................        7.55               7.73
  Weighted average cost (2):
    Checking ............................................         .68               1.02
    Savings .............................................        2.16               2.33
    Money market ........................................        3.14               3.31
    Certificates of deposit .............................        5.65               5.73
      Total deposits ....................................        4.23               4.37
    FHLB advances .......................................        5.62               5.83
    Other borrowings ....................................        6.45               6.38
         Total interest-bearing liabilities .............        4.87               5.07

  Interest rate spread ..................................        2.68               2.66

  Net yield on interest-earning assets ..................        2.97%              2.96%

-------------------------
(1) 1998 yield excludes impact of related tax benefits.
(2) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME

Other income was $45.8 million for the third quarter of 1998 as compared to $35.6 million for the same period in 1997. This $10.3 million, or 28.9%, increase was primarily due to increases in retail banking fee income and gains from asset sales. Retail banking income increased $6.1 million primarily due to checking account service charges. An increase in the number of checking accounts was the primary reason checking account fee income increased. Charter One's product mix and sales culture resulted in a net increase of over 56,000 checking accounts since December 31, 1997. Gains on the sale of assets, primarily Bank-originated mortgage loans that were securitized into mortgage-backed securities, increased by $3.7 million over the third quarter of 1997. These sales were executed to assist the Bank in managing its interest rate risk as the assets sold primarily consisted of long-term, fixed-rate mortgage-backed securities classified as available for sale.

Other income for the nine months ended September 30, 1998 was $133.7 million, a $32.6 million, or 32.3%, increase compared to other income during the first nine months of 1997. This increase was primarily attributable to increases in retail banking fee income and gains from asset sales. Retail banking income was $66.1 million for the nine months ended September 30, 1998 which was a 37.8% increase over the $47.9 million of retail banking income for the first nine months of 1997. As explained in the quarterly comparisons above, the growth in the number of checking accounts was the primary reason checking related fee income increased which was the driving factor for the increase in the retail banking income statement line item. Asset sales resulted in net gains of $14.0 million for the nine months ended September 30, 1998 which was an increase of $11.4 million over the same period in 1997. The 1998 asset sales were primarily for interest rate risk management purposes as the assets sold primarily consisted of long-term, fixed-rate mortgage-backed securities classified as available for sale. The assets sold had primarily been mortgage loans previously originated by the Bank and then securitized with the Federal National Mortgage Association prior to the sale.

ADMINISTRATIVE EXPENSES

Administrative expenses were $79.0 million during the third quarter of 1998. This is a $1.6 million, or 2.0%, increase as compared to the third quarter of 1997 which had $77.4 million in administrative expenses. While the dollar level of expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.59% for the 1998 period and 1.65% during the third quarter of 1997. Also, the Company's efficiency ratio of 42.32% for the third quarter of 1998 compared favorably to the 46.32% efficiency ratio during the third quarter of 1997.

Administrative expenses were $242.9 million for the nine months ended September 30, 1998 as compared to $232.4 million for the comparable period in 1997. While the 1998 administrative expenses increased, those increases were consistent with the expanded operations of the Bank and its subsidiaries. The ratio of administrative expenses to average assets was 1.63% for the 1998 period and 1.69% during the first nine months of 1997. Also, the Company's efficiency ratio of 43.49% for the first nine months of 1998 compared favorably to the 46.67% efficiency ratio during the same period of 1997.

FEDERAL INCOME TAXES

Federal income tax expense was $34.6 million for the three months ended September 30, 1998. This was $15.7 million, or 82.9%, higher than the federal income tax expense during the three months ended September 30, 1997. This increase was primarily due to a 42.6% increase in pre-tax income and a lower effective tax rate in the 1997 period. The effective tax rates were 33.5% for the 1998 period and 26.1% for the 1997 period. The 1997 period was favorably impacted by tax planning strategies implemented by the former Rochester Community Savings Bank in the third quarter of 1997.

Federal income tax expense was $100.7 million for the nine months ended September 30, 1998. This was $27.7 million, or 37.9%, higher than the federal income tax expense during the nine months ended September 30, 1997. This increase was primarily due to a 29.1% increase in pre-tax income and a lower effective tax rate in the 1997 period. The effective tax rates were 33.4% for the 1998 period and 31.3% for the 1997 period.

FINANCIAL CONDITION

OVERVIEW

At September 30, 1998, total assets were $19.8 billion which was $81.4 million higher than at December 31, 1997. This increase was primarily the result of increases in the balances of loans and leases. The loan and lease portfolio grew by $831.6 million to $13.5 billion at September 30, 1998, funded by reductions of cash and cash equivalents and mortgage-backed securities along with increased deposit balances. The Company's loan and lease portfolio is growing due to the Bank's ability to originate new loans and leases at levels that exceed repayments as illustrated in Figure 6.

ASSET/LIABILITY STRATEGY AND CAPITAL DEPLOYMENT

During the past twelve months, Charter One has consistently followed the strategy of optimizing its balance sheet by replacing single-family loans and investment securities with energized assets (non-single-family lending product). Additionally, given the persistent flatness of the yield curve, Charter One has substantially increased its sale of excess fixed-rate mortgage loan production. As a result of these strategies, Charter One's equity to asset ratio was 7.6% at September 30, 1998 well in excess of its internal target of 6.5%

The Company's capital position together with the current interest rate environment has provided it with significant opportunities to reprice and/or extend a portion of its liabilities. Accordingly, early in the fourth quarter, the Company replaced (through maturity and extinguishment) approximately $3.5 billion in borrowings, bearing a weighted average cost of 5.86%, with longer term borrowings that have a weighted average maturity of approximately 30 months. This activity, which will result in an after-tax extraordinary loss in the fourth quarter of 1998 of approximately $17 million, will reduce the cost of the $3.5 billion borrowing position by approximately 100 basis points.

On a similar front, on October 13, 1998, Charter One announced that it had tendered for all or a portion of its secured zero coupon bonds due February 2005. These bonds were issued in 1985 by First Federal of Michigan prior to its merger with Charter One. The issue had an accreted balance of $198 million, an original face value of $407 million, and an annual yield to maturity of 11.93%. As of October 27, 1998, bonds had been tendered with an original face of approximately $235 million, resulting in an after-tax extraordinary loss to be recognized in the fourth quarter of approximately $39 million. The tender offer expired on October 27, 1998 although Charter One may still repurchase a portion of the bonds remaining on a privately negotiated basis.

Going forward, the above actions, together with the contractual maturity within one year of $5.2 billion in retail certificates of deposit (with a 5.67% cost of funds), will tend to mitigate potential margin compression caused by the downward pressure on asset yields in the current interest rate environment.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 5)

                                                                  SEPTEMBER 30, 1998                DECEMBER 31, 1997
                                                               ------------------------         ------------------------
                                                                                % OF                               % OF
                                                                  AMOUNT        TOTAL              AMOUNT          TOTAL
                                                               ------------    --------         -------------     --------
                                                                              (DOLLARS IN THOUSANDS)
LOAN AND LEASE PORTFOLIO, NET
  One-to-four family:
    Permanent:
      Fixed rate ........................................     $  5,220,855       38.58%        $   5,281,533        41.59%
      Adjustable rate ...................................        2,402,851       17.75             2,880,513        22.68
    Construction ........................................          200,160        1.48               196,647         1.55
                                                               ------------    --------         -------------     --------
                                                                 7,823,866       57.81             8,358,693        65.82
  Commercial real estate:
    Multifamily .........................................          199,149        1.47               265,360         2.09
    Other ...............................................          352,318        2.61               325,646         2.56
                                                               ------------    --------         -------------     --------
                                                                   551,467        4.08               591,006         4.65
  Consumer:
    Retail ..............................................        2,473,559       18.28             1,606,128        12.64
    Automobile ..........................................        1,877,685       13.87             1,542,230        12.14
                                                               ------------    --------         -------------     --------
                                                                 4,351,244       32.15             3,148,358        24.78
  Business:
    Leasing .............................................          622,486        4.60               437,227         3.44
    Corporate banking ...................................          184,315        1.36               166,521         1.31
                                                               ------------    --------         -------------     --------
                                                                   806,801        5.96               603,748         4.75
                                                               ------------    --------         -------------     --------
                                                              $ 13,533,378      100.00%        $  12,701,805       100.00%
                                                               ============    ========         =============     ========

Portfolio of loans serviced for others ..................     $  9,905,436                     $   9,084,871
                                                               ============                     =============

LOAN AND LEASE ACTIVITY (Figure 6)


                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ------------------------    ------------------------
                                                                1998         1997           1998          1997
                                                                ----         ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS)

Originations:
  Real estate:
    Permanent:
      One-to-four family.................................   $ 1,266,592     1,039,460      4,117,455    2,804,554
      Multifamily........................................         4,706         1,570         20,820       18,859
      Commercial.........................................        44,893        15,816         77,198       53,907
                                                             ----------   -----------    -----------   ----------
        Total permanent..................................     1,316,191     1,056,846      4,215,473    2,877,320
                                                             ----------   -----------    -----------   ----------
    Construction:
      One-to-four family.................................       113,061       106,601        316,205      282,688
      Multifamily........................................        11,942         5,350         16,833        7,714
      Commercial.........................................        15,433         5,630         24,191       15,225
                                                             ----------   -----------    -----------   ----------
        Total construction...............................       140,436       117,581        357,229      305,627
                                                             ----------   -----------    -----------   ----------
          Total real estate loans originated.............     1,456,627     1,174,427      4,572,702    3,182,947
                                                             ----------   -----------    -----------   ----------
    Retail consumer......................................       433,410       237,266      1,480,930      665,471
    Automobile...........................................       294,190       270,625        893,386      821,203
    Leases...............................................        62,539        67,838        279,987      132,621
    Corporate banking....................................        63,743        55,436        156,620      159,029
                                                             ----------   -----------    -----------   ----------
          Total loans and leases originated..............     2,310,509     1,805,592      7,383,625    4,961,271
                                                             ----------   -----------    -----------   ----------
Loans purchased..........................................         2,708       295,318         18,857      295,318
Sales and principal reductions:
  Loans sold.............................................       564,819       471,637      1,453,503    1,290,939
  Loans exchanged for MBS................................       468,666             -      1,816,088            -
  Principal reductions...................................     1,073,016       765,120      3,367,334    1,980,300
                                                             ----------   -----------    -----------   ----------
        Total sales and principal reductions.............     2,106,501     1,236,757      6,636,925    3,271,239
                                                             ----------   -----------    -----------   ----------
          Increase before net items......................   $   206,716       864,153        765,557    1,985,350
                                                             ==========   ===========    ===========   ==========

INVESTMENT SECURITIES

The entire investment securities portfolio was classified as available for sale at both September 30, 1998 and December 31, 1997. Figure 7 summarizes the fair values of the portfolio at those dates.

INVESTMENT SECURITIES PORTFOLIO (Figure 7)


                                                                           SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                           ------------------   ------------------
                                                                                    (DOLLARS IN THOUSANDS)

U.S. Treasury and agency securities....................................        $  16,601               571,363
Corporate notes and securities.........................................           65,128                10,188
Other..................................................................              852                 1,038
                                                                                --------             ---------
  Total................................................................        $  82,581               582,589
                                                                                ========             =========
  Weighted average rate................................................             8.02%                 6.67%
                                                                                ========             =========

MORTGAGE-BACKED SECURITIES

Figure 8 summarizes the mortgage-backed securities portfolios at September 30, 1998 and December 31, 1997. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 8)


                                                                   SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                                                   ------------------  -----------------
                                                                          (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA .........................................................      $1,086,467              -
      FHLMC ........................................................           1,496          1,897
      GNMA .........................................................              76            102
    Private issues .................................................             190              -
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC ........................................................         341,614        360,732
      FNMA .........................................................         259,636        264,694
    Private issues .................................................         435,426        442,808
                                                                          ----------      ---------
      Total mortgage-backed securities available for sale ..........       2,124,905      1,070,233
                                                                          ----------      ---------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA .........................................................         809,666      1,013,757
      FHLMC ........................................................         319,828        439,816
      GNMA .........................................................         128,334        160,678
    Private issues .................................................         246,184        316,046
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA .........................................................         288,532        359,664
      FHLMC ........................................................         138,139        176,074
    Private issues .................................................       1,108,443      1,749,214
                                                                          ----------      ---------
        Total mortgage-backed securities held to maturity ..........       3,039,126      4,215,249
                                                                          ----------      ---------
           Total ...................................................      $5,164,031      5,285,482
                                                                          ==========      =========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 9)


                                                  SEPTEMBER 30, 1998         DECEMBER 31, 1997
                                                ---------------------      ---------------------
                                                  BOOK        AVERAGE        BOOK       AVERAGE
                                                  VALUE        RATE          VALUE        RATE
                                                ---------     -------      ----------   --------
                                                           (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Participation certificates ...........      $      190      7.73%      $        -        -%
    Collateralized mortgage obligations ..       1,034,080      6.98        1,062,903      7.31
                                                ----------                 ----------
      Total adjustable rate ..............       1,034,270      6.98        1,062,903      7.31
                                                ----------                 ----------
  Fixed rate:
    Participation certificates ...........       1,088,039      6.90            1,999      8.02
    Collateralized mortgage obligations ..           2,596      6.36            5,331      6.36
                                                ----------                 ----------
      Total fixed rate ...................       1,090,635      6.90            7,330      6.81
                                                ----------                 ----------
        Total available for sale .........       2,124,905      6.94        1,070,233      7.30
                                                ----------                 ----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates ...........         621,445      7.05          792,765      7.18
    Collateralized mortgage obligations ..         283,880      7.44          326,864      7.76
                                                ----------                 ----------
      Total adjustable rate ..............         905,325      7.17        1,119,629      7.35
                                                ----------                 ----------
  Fixed rate:
    Participation certificates ...........         897,799      7.30        1,137,532      7.34
    Collateralized mortgage obligations ..       1,236,002      6.83        1,958,088      6.99
                                                ----------                 ----------
      Total fixed rate ...................       2,133,801      7.03        3,095,620      7.12
                                                ----------                 ----------
        Total held to maturity ...........       3,039,126      7.07        4,215,249      7.18
                                                ----------                 ----------
          Total mortgage-backed securities      $5,164,031      7.02%      $5,285,482      7.20%
                                                ==========                 ==========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 10)


                                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                 -------------------       -------------------
                                                                    1998       1997          1998       1997
                                                                    ----       ----          ----       ----
                                                                              (DOLLARS IN THOUSANDS)

Balance, beginning of period.................................... $  112,142     92,924     113,868     94,112
Provision for loan and lease losses.............................      5,780     16,342      15,935     25,967
Adjustment to convert RCSB to a calendar year end...............          -          -           -        650
Loans and leases charged off:
  Mortgage......................................................     (1,224)    (3,075)     (2,833)    (6,917)
  Automobile....................................................     (5,894)    (4,495)    (18,662)   (13,216)
  Retail consumer...............................................       (222)      (866)       (453)    (2,319)
  Leases........................................................          -          -           -          -
  Corporate banking.............................................        (71)         -         (71)       (42)
                                                                   --------   --------    --------   --------
    Total charge-offs...........................................     (7,411)    (8,436)    (22,019)   (22,494)
                                                                   --------   --------    --------   --------
Recoveries:
  Mortgage......................................................        367      3,115         642      3,560
  Automobile....................................................      1,435      1,038       3,624      2,876
  Retail consumer...............................................        102        239         339        546
  Leases........................................................          -          -           -          -
  Corporate banking.............................................          1          1          27          6
                                                                   --------   --------    --------   --------
     Total recoveries...........................................      1,905      4,393       4,632      6,988
                                                                   --------   --------    --------   --------
       Net loan and lease charge-offs...........................     (5,506)    (4,043)    (17,387)   (15,506)
                                                                   --------   --------    --------   --------
Balance, end of period.......................................... $  112,416    105,223     112,416    105,223
                                                                   ========   ========    ========   ========

Net charge-offs to average loans and leases (annualized)                .16%       .14%        .17%       .19%

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)


                                                                            SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                            ------------------    -----------------
                                                                                    (DOLLARS IN THOUSANDS)

Mortgage....................................................................    $  57,583               59,794
Automobile..................................................................       38,480               39,455
Retail consumer.............................................................        9,238                8,255
Leases......................................................................        2,572                1,777
Corporate banking...........................................................        4,543                4,587
                                                                                 --------            ---------
  Total.....................................................................    $ 112,416              113,868
                                                                                 ========            =========

Percent of loans and leases to ending loans and leases:
  Mortgage..................................................................         61.9%                70.0%
  Automobile................................................................         13.9                 12.2
  Retail consumer...........................................................         18.3                 12.8
  Leases....................................................................          4.6                  3.6
  Corporate banking.........................................................          1.3                  1.4
                                                                                 --------            ---------
    Total...................................................................        100.0%               100.0%
                                                                                 ========            =========

Management believes that the allowance for loan and lease losses has been established in accordance with generally accepted accounting principles based on the best information available. However, future adjustments to reserves may be necessary and net income could be significantly affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan and lease losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. The provision for loan and lease losses was $10.6 million lower for the third quarter of 1998 as compared to the same period in 1997. The primary reason for this change was due to deterioration in consumer credit in auto finance and auto repossession trends in the second half of 1997. Due to the loss trends, management shifted the mix of the indirect auto financing business to a higher concentration of prime credits.

Figure 12 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At September 30, 1998, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 12)


                                                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                        -----------------     ----------------
                                                                              (DOLLARS IN THOUSANDS)
Nonperforming loans and leases:
  Nonaccrual loans and leases:
    Mortgage loans:
      One-to-four family(1)..............................................      $ 48,794              32,154
      Multifamily and commercial.........................................         2,874               3,794
      Construction and land..............................................         1,280               1,943
                                                                                -------             -------
        Total mortgage loans.............................................        52,948              37,891
    Retail consumer......................................................             -                   -
    Automobile...........................................................             -                   -
    Corporate banking....................................................         4,357                 716
    Lease financings.....................................................             -                   -
                                                                                -------             -------
        Total nonaccrual loans and leases................................        57,305              38,607
                                                                                -------             -------
  Accruing loans and leases delinquent more than 90 days: Mortgage loans:
      One-to-four family.................................................             -               8,356
      Multifamily and commercial.........................................             -                   -
      Construction and land..............................................             -                   -
                                                                                -------             -------
        Total mortgage loans.............................................             -               8,356
    Retail consumer......................................................        16,138               4,671
    Automobile...........................................................         4,234               3,547
    Corporate banking....................................................            84                 290
    Lease financings.....................................................             -                   -
                                                                                -------             -------
        Total accruing 90-day delinquent loans and leases................        20,456              16,864
                                                                                -------             -------
  Restructured real estate loans.........................................         6,258               6,722
                                                                                -------             -------
        Total nonperforming loans and leases.............................        84,019              62,193
  Real estate acquired through foreclosure and other.....................        13,249              13,414
                                                                                -------             -------
        Total nonperforming assets.......................................        97,268              75,607
                                                                                -------             -------
        Less government guaranteed loans.................................        18,601                   -
                                                                                -------             -------
        Nonperforming assets net of guaranteed loans.....................      $ 78,667              75,607
                                                                                =======             =======
  Ratio of:
    Nonperforming loans and leases to total loans and leases.............           .62%                .49%
    Nonperforming assets to total assets.................................           .49                 .38
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.....................................        133.80              183.09
      Total loans and leases before allowance............................           .82                 .89

  Ratio of (excluding guaranteed nonperforming loans):

    Nonperforming loans and leases to total loans and leases.............           .48%                .49%
    Nonperforming assets to total assets.................................           .40                 .38
    Allowance for loan and lease losses to:
      Nonperforming loans and leases.....................................        171.84              183.09
      Total loans and leases before allowance............................           .82                 .89

---------------------------
(1)   Includes $18.6 million of government guaranteed loans at September 30, 1998.

Nonperforming assets at September 30, 1998 totaled $97.3 million, up from $75.6 million from December 31, 1997. The ratio of nonperforming loans to total loans was .62% at September 30, 1998 as compared to .49% at December 31, 1997. Nonperforming loans at September 30, 1998 included $18.6 million of government guaranteed nonperforming loans on which the Bank believes it has minimal exposure. Excluding these loans, the ratio of nonperforming loans to total loans was .48% at September 30, 1998 and the ratio of nonperforming assets to total assets was .40%. There were no such loans included at December 31, 1997.

At September 30, 1998, there were $35.5 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At September 30, 1998 and December 31, 1997, 60% and 61%, respectively, of interest-bearing liabilities were in the form of deposits and 40% and 39%, respectively, were in borrowings.

DEPOSITS

Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. The Bank reprices its deposits primarily based on competitive conditions. In order to decrease the volatility of its deposits, the Bank imposes stringent early withdrawal penalties on its certificates of deposit. Consumer and commercial deposits are attracted principally from within the Bank's primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 13)


                                                   SEPTEMBER 30, 1998                    DECEMBER 31, 1997
                                           ---------------------------------     ---------------------------------
                                                         WEIGHTED    PERCENT                   WEIGHTED    PERCENT
                                                          AVERAGE       OF                     AVERAGE        OF
                                              AMOUNT       RATE       TOTAL         AMOUNT       RATE       TOTAL
                                           ------------  --------    -------     ------------  --------    -------
                                                                    (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing......................  $     783,916     1.24%      7.23%    $     783,768     1.54%      7.67%
  Noninterest-bearing...................        649,064        -       5.98           397,760        -       3.89
Savings accounts........................      1,095,546     2.16      10.10         1,155,093     2.33      11.30
Money market accounts...................      1,781,174     3.14      16.42         1,799,709     3.30      17.61
Certificates of deposit.................      6,538,532     5.83      60.27         6,081,434     5.95      59.53
                                           ------------              ------      ------------              ------
    Deposits............................     10,848,232     4.34     100.00%       10,217,764     4.50     100.00%
                                                                     ======                                ======
Plus unamortized premium
 on deposits purchased..................          1,181                                 1,436
                                           ------------                          ------------
     Deposits, net......................  $  10,849,413                         $  10,219,200
                                           ============                          ============
Including the annualized effect of
 applicable interest rate risk
 management instruments.................                    4.23%                                 4.37%
                                                           =====                                 =====

BORROWINGS

At September 30, 1998, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $6.9 billion in real estate loans and $3.3 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 14)


                                                               SEPTEMBER 30, 1998             DECEMBER 31, 1997
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                             ----------    ---------       ----------     ---------
                                                                             (DOLLARS IN THOUSANDS)

Short-term................................................. $ 1,590,000       5.78%       $ 2,300,000       5.79%
Long-term:
  Fixed-rate advances......................................   3,134,979       5.57          2,621,760       5.88
  Variable-rate advances...................................     462,830       5.56            448,743       5.76
                                                             ----------                    ----------
    Total advances, net.................................... $ 5,187,809       5.63        $ 5,370,503       5.89
                                                             ==========                    ==========
Including the annualized effect of applicable interest
  rate risk management instruments.........................                   5.62%                         5.83%
                                                                             =====                          ====

Figure 15 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)


                                                               SEPTEMBER 30, 1998             DECEMBER 31, 1997
                                                             -----------------------       ------------------------
                                                                           WEIGHTED                       WEIGHTED
                                                                            AVERAGE                       AVERAGE
                                                               AMOUNT        RATE            AMOUNT         RATE
                                                             ----------    ---------       ----------     ---------
                                                                             (DOLLARS IN THOUSANDS)

Short-term...............................................   $         -           %       $   210,002       5.84%
Long-term:
  Fixed-rate.............................................     1,125,062       6.04          1,316,522       6.02
  Variable-rate..........................................       570,000       5.69            570,000       5.89
                                                             ----------                    ----------
Weighted average cost including
  amortization of fees...................................   $ 1,695,062       5.93        $ 2,096,524       5.96
                                                             ==========                    ==========
Including the annualized effect of applicable
  interest rate risk management instruments..............                     5.93%                         5.96%
                                                                             =====                          ====

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

INTEREST RATE SWAPS (Figure 16)


                                                 SEPTEMBER 30, 1998                     DECEMBER 31, 1997
                                        ------------------------------------   ------------------------------------
                                        NOTIONAL   RECEIVING       PAYING      NOTIONAL   RECEIVING       PAYING
                                        PRINCIPAL   INTEREST      INTEREST     PRINCIPAL   INTEREST      INTEREST
                                         AMOUNT       RATE          RATE        AMOUNT       RATE          RATE
                                        --------   ----------    -----------   --------   ----------    -----------
                                                                  (DOLLARS IN THOUSANDS)

Fixed payment and variable receipt:
  Maturing in:
    1998.............................. $  25,000     5.69%(1)      5.73%      $ 175,000     5.81%(1)      5.96%
    1999..............................   150,000     5.55          5.52         150,000     5.85          5.52
                                        --------                               --------
      Total...........................   175,000     5.57          5.55         325,000     5.83(1)       5.76
                                        ========                               ========

Variable payment and fixed receipt:
    Maturing in:
      1998............................ $       -        -%            -%      $  25,000     5.70%         5.83%
      1999............................         -        -             -         115,000     6.42          5.83
      2000............................   120,000     6.00          5.64               -        -             -
      2001............................         -        -             -          15,000     6.39          5.85
      2002............................    50,000     6.80          5.56         250,000     7.08          5.84
      2003............................   180,000     6.42          5.64               -        -             -
                                        --------                               --------
        Total......................... $ 350,000     6.33%         5.63%(1)   $ 405,000     6.78%         5.84%(1)
                                        ========                               ========
---------------------------

(1)  Rates are based upon LIBOR.

The cost (benefit) of interest rate risk management instruments included in interest expense was as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 17)


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                               ------------------            -------------------
                                                                1998       1997                1998       1997
                                                                ----       ----                ----       ----
                                                                              (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits.................................................   $ (1,462)    (4,429)             (5,814)   (12,626)
  FHLB advances............................................        (71)       (71)               (213)       115
  Reverse repurchase agreements............................       (110)      (298)               (219)      (362)
                                                               -------    -------            --------   --------
    Total..................................................   $ (1,643)    (4,798)             (6,246)   (12,873)
                                                               =======    =======            ========   ========

LIQUIDITY

The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability and may supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At September 30, 1998, the Bank's one-year gap was a positive 2.21% of total assets.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the third quarter of 1998 was 6.22%.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At September 30, 1998, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $871.2 million, unfunded lines of consumer credit totaling $1.2 billion (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $58.5 million. Outstanding letters of credit totaled $39.5 million as of September 30, 1998. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $5.2 billion. Management believes that a significant portion of the amounts maturing will remain with the Bank because they are retail deposits. At September 30, 1998, the Bank had $1.6 billion of advances from the FHLB system and $1.5 billion in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

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

REGULATORY CAPITAL (Figure 18)


                                                                    AS OF SEPTEMBER 30, 1998
                                             ----------------------------------------------------------------------
                                                                                            TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                     ACTUAL            ADEQUACY PURPOSES       ACTION PROVISIONS
                                             ----------------------- ---------------------  -----------------------
                                                 AMOUNT     RATIO       AMOUNT    RATIO       AMOUNT     RATIO
                                                 ------     -----       ------    -----       ------     -----
                                                                     (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets)......  $1,356,971    10.73%   $1,012,043   *8.0%    $1,265,054   *10.0%
Tier 1 capital (to risk-weighted assets).....   1,247,653     9.86        N/A       N/A        759,032    *6.0
Tier 1 capital (to adjusted tangible assets).   1,247,653     6.34       590,043   *3.0        983,405    *5.0
Tangible capital (to adjusted tangible assets)  1,247,653     6.34       295,022   *1.5         N/A        N/A



                                                                      AS OF DECEMBER 31, 1997
                                               ---------------------------------------------------------------------
                                                                                             TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                       ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                               ----------------------  --------------------  -----------------------
                                                   AMOUNT    RATIO        AMOUNT    RATIO       AMOUNT    RATIO
                                                   ------    -----        ------    -----       ------    -----
                                                                       (DOLLARS IN THOUSANDS)

Total capital (to risk-weighted assets)........ $ 1,205,750   10.00%     $964,459   *8.0%    $1,205,574   *10.0%
Tier 1 capital (to risk-weighted assets).......   1,095,084    9.08           N/A    N/A        723,344    *6.0
Tier 1 capital (to adjusted tangible assets)...   1,095,084    5.55       592,272   *3.0        987,120    *5.0
Tangible capital (to adjusted tangible assets).   1,095,084    5.55       296,136   *1.5            N/A     N/A

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

Management believes, as of September 30, 1998, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 19)


                                               3RD QUARTER   2ND QUARTER   1ST QUARTER   4TH QUARTER  3RD QUARTER
                                                  1998          1998          1998          1997         1997
                                               -----------   -----------   -----------   -----------  -----------

Market price of common stock(1):
  High.........................................  $ 34.17         34.89         32.44        30.48        27.90
  Low..........................................    21.84         28.57         22.86        25.77        23.36
  Close........................................    24.88         32.09         31.88        30.06        26.82

Dividends declared and paid....................      .13           .13           .12          .12          .11

---------------------------
(1)  Restated to reflect the 2-for-1 stock split issued on May 20, 1998 and the 5% stock dividend issued
     September 30, 1998.

YEAR 2000

STATE OF Y2K READINESS

Preparing for the Year 2000 ("Y2K") is the result of the century date change issue caused by computer systems and related technology which are designed to recognize the last 2 digits of a year and may not properly recognize the date change from 12/31/99 to 01/01/00 as January 1, 2000, but as January 1, 1900. The Company is moving forward in the process of remediating those systems and equipment which may be impacted by the century date change.

The Company has identified the following components of its Y2K project:

    AWARENESS PHASE: Activities to identify the scope of the Company's Y2K project has been completed.

    INVENTORY PHASE: Computer systems and related technology were inventoried and the analysis of potential areas of Y2K risk has been identified and completed.

    ASSESSMENT PHASE: The Y2K compliance status of computer systems and related technology has been completed. Also, the analysis of risks of major customers, vendors, suppliers of information and electronic data exchange partners has been determined and completed.

    CONVERSION PHASE: The methodology for the conversion of non-Y2K mission critical compliant systems and equipment has been completed. Non-Y2K compliant systems and equipment will continue to be replaced during the fourth quarter of 1998.

    IMPLEMENTATION PHASE: Mission critical systems and related technology will be upgraded or replaced, where required, and subsequently fully tested to ensure their Y2K compliance by March 31, 1999.

    POST IMPLEMENTATION: Follow-up and problem resolution of Y2K solutions will be performed through March 31, 1999.

The impact of Year 2000 upon the Company has been assessed in all significant areas of our business, including Y2K readiness of the critical systems such as demand deposits, consumer lending, and branch operations. In addition, the impact posed by major customers, vendors, suppliers of information and electronic data exchange partners has been assessed.

In an effort to achieve Y2K readiness, the Company has performed 90% of its Y2K mainframe systems remediation, testing and implementation, with the remainder to be completed by March 31, 1999. Twenty percent of the PC computer systems requiring replacement or upgrade, have been completed, with the remainder to be completed by March 31, 1999.

In addition, efforts are underway to ensure that ATMs and non-information technology systems, such as branch offices and other Company facilities are prepared for Year 2000. Thus far, one quarter of the Company's non-Y2K compliant ATM units and facilities equipment, such as telephone switches and security monitoring systems have been upgraded or replaced with Y2K compliant equipment. Testing and, if required, replacement of ATM units and facilities equipment will be completed by March 31, 1999.

In summary, the Company has successfully completed 60% of the required Y2K testing. It is anticipated that 80% of the required Y2K testing will be completed by December 31, 1998 with the balance being completed by March 31, 1999.

For most operations, the anticipated acquisition of ALBANK will result in the current Company operating procedures being implemented in all ALBANK locations. As a result, there are no additional Year 2000 issues requiring consideration in these areas. Where there are enhancements or changes to be made to Company processes, full Y2K testing will be performed prior to their implementation.

COSTS TO ADDRESS Y2K ISSUES

The Company has estimated the out-of-pocket Year 2000 initiative to cost approximately $4 million. This will provide for the replacement or upgrade of PC hardware, software and the use of consultants. The cost of internal resources for the Year 2000 initiative has not been estimated. Other Y2K related costs are being accounted for as operating expenditures as they represent an improvement in Company operations.

RISKS OF Y2K ISSUES

Corporate wide efforts have been taken to identify and assess the risk and adequacy of those systems and equipment for Y2K readiness. In addition, efforts continue to be made toward Y2K compliance of all systems and equipment that have been deemed critical to continued operations.

The risk of major customers impacting the Company was determined to be not material as the Company has a widely diversified portfolio of major customers. The Y2K risks presented by vendors and suppliers of information have been assessed and, where applicable, corrective actions taken. These actions ranged from replacement to reducing the risk to an acceptable level. Finally, electronic data exchange partners, identified as being critical to continued operations, are scheduled for testing in the fourth quarter of 1998 and the first quarter of 1999.

As a result of the aforementioned, it is our opinion that any of the most reasonably likely worst case Year 2000 scenario would not have a material effect on the company.

CONTINGENCY PLAN

In the event the onset of Year 2000 causes business operations or customer service to not properly function or prevents them from completely functioning, the Company has, and is, prepared to implement contingency plans. These contingency plans provide the ability to implement supplemental computer systems, equipment or manual procedures to reduce the potential impact of a Y2K problem upon business operations or customer service.

If on December 31, 1998, there are any business functions using mission critical computer applications which have not been Y2K certified by the vendor, the business functions will begin the implementation of their Y2K contingency plan.

If on March 31, 1999, there are any business functions using mission critical computer applications, which have not been Y2K certified by the Company, the business functions will begin the implementation of their Y2K contingency plan.

In preparation of January 1, 2000, branch offices and corporate departments at the Company will finalize preparations for potential failures of computer systems and equipment at branch locations, ATM units and corporate offices. Methods of preparation include setting up alternative systems, manual procedures or outsourcing activities to provide alternative means for servicing customers and processing data.

To ensure Y2K preparedness of branches and corporate departments, training will be performed during the fourth quarter of 1999. This training will furnish Company employees with transition procedures to alternative methods of continuing servicing customers and maintaining business activity as needed.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1997 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

DIVIDEND

On October 21, 1998, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 14 cents per common share. The dividend will be payable on November 20, 1998 to shareholders of record as of November 6, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 11 - Computation of Per Share Earnings

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               On July 22, 1998, the Company filed a report on Form 8-K to incorporate prior filings into the Registration Statement on Form S-4 filed in connection with the CS Financial acquisition.

               On August 18, 1998, the Company filed a report on Form 8-K to incorporate prior filings into Amendment Number 1 to the Registration Statement on Form S-4 filed in connection with the CS Financial acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHARTER ONE FINANCIAL, INC.




Date: November 12, 1998                   /s/ Robert J. Vana
                                          -------------------------------------

                                          Robert J. Vana
                                          Chief Corporate Counsel and Secretary




Date: November 12, 1998                   /s/ RICHARD W. NEU
                                          -------------------------------------

                                          Richard W. Neu
                                          Executive Vice President and Chief
                                          Financial Officer