Form 10-K405
period 1998-12-31
CHARTER ONE FINANCIAL INC
filed 1999-03-19
CIK 819692

                                                              annual report 1998

$24 billion
      in assets
 and still pushing

[PICTURE CALCULATOR]

[LOGO] CHARTER ONE FINANCIAL, INC.

                                                               ten years of high
                                                          performance


[PICTURE MAN/COMPUTER]

Charter One's earnings have been accelerated through mergers. Based on originally reported operating earnings, we have posted compounded annual earnings growth of 18% since 1988.


FINANCIAL OVERVIEW
---------------------------------------------------------------------------------------
                                                At and for the Years Ended December 31,
                                                ---------------------------------------
(Dollars in thousands, except per share data)            1998              1997(1)
---------------------------------------------------------------------------------------
Net interest income                               $    729,072      $    672,984

Revenues                                               919,754           821,265

Adjusted pretax core earnings(2)                       453,433           376,796

Net income                                             215,361           194,393
---------------------------------------------------------------------------------------
Earnings per share(3):

   Operating earnings(4)                                  1.86              1.57

   Earnings before extraordinary items                    1.62              1.17

   Net income                                             1.26              1.15

Adjusted return on average equity(4)                     16.97%            16.00%

Adjusted return on average assets(4)                      1.31%             1.17%
---------------------------------------------------------------------------------------
Efficiency ratio(5)                                      46.03%            48.52%
---------------------------------------------------------------------------------------
Total assets                                      $ 24,467,255      $ 24,207,748

Loans and leases, net                               17,502,729        15,521,812

Deposits                                            15,165,064        14,029,725

Shareholders' equity                                 1,875,112         1,761,897
---------------------------------------------------------------------------------------
Total shareholders' equity to total assets                7.66%             7.28%
---------------------------------------------------------------------------------------
Nonperforming assets to total assets(6)                    .48%              .46%
---------------------------------------------------------------------------------------


(1) Restated for poolings of interest with ALBANK Financial Corporation and CS Financial Corporation.

(2) Amounts are computed using income before extraordinary items, excluding the impact of merger expenses, other special charges, and gains and losses on the sale of assets. Pretax amounts excluded were as follows: 1998 -- $55.7 million in merger expenses and $21.0 million in net gains on sale; 1997 -- $60.6 million in merger expenses, $32.0 million in other special charges, and $2.4 million in net losses on sales.

(3) Per share data have been adjusted for the 2-for-1 stock split issued May 20, 1998 and the 5% stock dividend issued September 30, 1998.

(4) Amounts are computed using income before extraordinary items, excluding the impact of merger expenses and other special charges.

(5) The ratio of administrative expenses, excluding merger expenses, other special charges and goodwill amortization, to net interest income and other income exclusive of net gains and losses on sale of assets.

(6) Excludes government guaranteed portion of nonperforming loans.

about the company

Headquartered in Cleveland, Ohio, Charter One Financial, Inc. is the publicly traded parent company of Charter One Bank. With nearly $25 billion in total assets, Charter One Bank is one of the largest thrifts in the country. The Bank currently has 340 branch locations in Ohio, Michigan, New York, Massachusetts and Vermont. Additionally, Charter One Mortgage Corp., the Bank's mortgage banking subsidiary, operates loan production offices in 11 other states, and Charter One Auto Finance, the Bank's indirect auto finance subsidiary, generates loans in seven states. Charter One has a proven track record of applying its business model and sales culture to new geographic areas, having closed 16 acquisitions since 1989. The most significant transactions include: November 1998 -- ALBANK Financial Corporation (Albany, New York), assets of $4 billion, 109 offices in upstate New York, Massachusetts and Vermont; October 1997 -- RCSB Financial, Inc. (Rochester, New York), assets of $4 billion, 38 offices in Rochester and Buffalo; and October 1995 -- FirstFed Michigan Corporation (Detroit, Michigan), assets of $7 billion, 61 offices primarily in Metropolitan Detroit. RCSB added indirect auto finance and mortgage banking subsidiaries to Charter One's stable of operations.

[PICTURE BUD KOCH]
Chairman and Chief Executive Officer Bud Koch, who became president in 1980, has led 16 mergers and acquisitions since our initial public offering in 1988.

[PICTURE PAPER]
Comparing results* for 1998, we performed on a par with the Lehman Brothers Regional Bank Index in key performance measures. *Computed from income before extraordinary items, excluding merger expenses and other special charges.

[PICTURE SUE OUTMAN]
Albany Branch Manager Sue Outman is one of the 1,100 staff members who are serving customers in upstate New York, Massachusetts and Vermont following our merger with ALBANK.


TO OUR SHAREHOLDERS: Chief executive officers in the ranks of publicly traded companies know how difficult it is to sustain record-breaking operating earnings year after year after year. What made 1998 - our 10th full year as a public company - so noteworthy was the fact that it also represented our 10th consecutive year of such earnings increases. But 1998 was outstanding for more than our record results. It marked the realization of our plan to evolve into a regional retail bank with market reach and product depth. We initiated this strategy nearly two decades ago an exceptional year

when I became president of what was then a small neighborhood thrift. That strategic plan formed the platform for our initial public offering in January 1988. Since that time, it has served us - and our shareholders - extraordinarily well. * In sharpening our resolve to become more bank like, these years have seen us increasingly improve operating return on assets and equity, reduce our cost of deposits and increase fee income, all the while continuing to protect our low credit-risk profile and hone our operating efficiency to a level rivaling the most stellar industry performers. *Accretive acquisitions play a central role in achieving our plan. We've completed 16 over the past decade, including the addition of CS Financial's Cleveland


WE COMPLETED OUR 10TH YEAR AS A PUBLIC COMPANY WITH EXCEPTIONAL PERFORMANCE AND STRONG MOMENTUM.

[PICTURE OF A PAINTER]
                                                    expanding
                                                      market
                                                         area


[PICTURE MAN/BILLBOARD]

With an ever larger brush, we're painting a broad swath across a big part of America. Our greatest business concentration is in five states -- stretching from Michigan to Massachusetts -- comprising our retail banking markets, where we operate some 340 banking centers. But we're also found in attractive markets in 11 other states where we have residential lending offices and in still others where we originate auto and consumer finance loans. New markets come as the result of accretive acquisitions combined with a logical geographic strategy.

[PICTURE OF BROCHURES]
Beginning in 1999, we'll target businesses with the marketing techniques proven successful in our consumer products programs.

[PICTURE JOHN ZEEK]
Working with our banking center staff is a small cadre of business development officers, like John Zeek in our Eastern Ohio Division.

[PICTURE DEBIT CARD]
Our business debit card is a popular account accessory that has helped increase customer interest in the small business checking product.




operations in 1998. However, a defining moment in our evolution to become a regional retail bank developed during the year with the acquisition of ALBANK Financial Corporation and its franchise of 109 banking centers in upstate New York, Massachusetts and Vermont. With ALBANK, we also gained stronger corporate and commercial banking expertise along with such new services as cash management and proof of deposit. *We entered 1999 with 340 retail banking/lending operations in five states. This virtually continuous market stretches from western smartbusiness (R)

New England through upstate New York to northeastern Ohio and deep into the thriving heart of Michigan. Already a powerhouse in consumer lending and a remarkable generator of new checking households in our retail areas, we possess the added strength of mortgage lending in 11 other states, a consumer finance subsidiary in key markets, a significant indirect auto finance presence in the East, and a successful leasing company serving capital-equipment markets across the country. *Shifting the proportion of our loan/lease portfolio from traditional residential mortgages to higher yielding assets is a fundamental part of our lending

WE'RE ADDING MUSCLE
TO OUR EFFORT TO ATTRACT
THE SMALL BUSINESS
CUSTOMER'S CORE
DEPOSITS.
[PICTURE OF GARDENER]
planting
   opportunities
       for businesses

[PICTURE MAN/FLOWER]

Neighborhood florists, like other small business owners, want their enterprises to blossom. They know, like we do, that margins are fed by keeping operating costs low. It's no surprise, then, that our newly developed SmartBusiness(R) checking accounts are sized and priced right for the neighborhood business, a market largely underserved by most banks. We launched this product set in earnest in 1998 and entered 1999 with 26,000 of these accounts.

[PICTURE DEBIT CARD]
Increasingly popular, our MasterMoney(TM) debit card and regular ATM cards account for 19% of total revenue per checking account, up from 16% in 1994. One of MasterCard's top 10 issuers, we'll also offer a gold debit card in the year ahead.

[PICTURE MIKE DERITA]
Manager Mike Derita and the team of our Clinton Township, Michigan, supermarket branch achieved a record first year deposit base of nearly $14 million.

[PICTURE CHECKS]
We'll expand our product offerings again in 1999. Plans for the year include offering a new high-end checking account that offers a premium interest rate for a high average daily balance.


strategy. In 1998, we learned how to "piggyback" on our large mortgage base to sell lines of credit on top of first mortgages. Lines of credit belong to the asset group of loans other than single family, which we've labeled Energized Assets(sm). While our total portfolio grew a substantial 13% over the prior year to $17.5 billion, Energized Assets increased to 40% of the whole. That's up from less than 32% the year before. Tremendous internal sales momentum in our established markets and future opportunities related to our recent acquisitions allow us to conclude that the best is yet totally free(tm) checking

to come. *We believe that our energized indirect auto lending and consumer lending asset products will post significant increases in portfolio growth in 1999. In addition, our leasing business stands poised for another record year, and our commercial and industrial business units should see meaningful growth. *The year just past was a stellar year for growing core deposits, which increased 14%, or $740 million, over 1997's level. Core deposits are the heart of the franchise value of regional banks, and our core checking, savings and money market deposits constitute 43% of Charter One's total deposits at an attractive cost of funds. We have targeted this product category for a minimum goal of 50% of total deposits

[PICTURE WOMAN]
WE ADDED MORE THAN 180,000 NEW
CHECKING HOUSEHOLDS IN 1998,
DUE LARGELY TO OUR SUCCESSFUL
TOTALLY FREE(TM) CAMPAIGN.

        fresh
      checking
           solutions

[PICTURE LADY/CONTAINERS]

Our niche is the great middle market of American households, people who want high value checking convenience at low cost. We draw them with this attractive selling proposition and then reward them with a contempory consumer product. We give these gifts away as a "thank you" for opening a Totally Free(TM) or any of our other consumer checking accounts. In 1998, we brought out-of-pocket acquisition costs down to below $30 per account, including all marketing expenses and gifts.

[PICTURE LARRY BATES]
Hundreds of branch managers, like Larry Bates of Cleveland, helped close $2.1 billion in consumer loans in 1998. Overall, our banking centers were 82% over their goal in this Energized Assets product category.

[PICTURE COMPUTER SCREEN]
Through charterone.com, we offer online visitors premium rates or gifts for opening accounts. We also provide telephone and PC banking services to 19,000 customers who use our direct dialup bill payment service.

[PICTURE CANNIZZARO]
Jennifer Cannizzaro is among our Rochester, New York auto finance subsidiary sales representatives calling on auto dealers in eastern seaboard states. Our auto loan portfolio expanded to more than $2 billion in 1998.


over the next three years and intend to get there by continuing to emphasize consumer checking (more than 180,000 accounts were opened in 1998 for a total base approaching 750,000 accounts at year's end). We expect to add another 190,000 checking households in 1999. Our core deposit strategy also includes expanding our base of SmartBusiness(R) checking accounts (we began 1999 with 26,000 business accounts). By marketing to the underserved small end of the business market, we are attracting substantial average deposits per account and developing new energized assets(sm)

opportunities to grow the business lending portfolio as well. *Fee income growth remains a high priority. Driven by our retail banking and mortgage banking operations, fee income equalled 19% of total revenue versus 15% the year before. At the branch level, the average revenue per checking account stood at $158 in 1998, up 22% from 1997 and 82% over the number of four years ago. We look for additional increases next year, as our newly merged banking institutions come into their own. Of course, it's not enough to have superior products and an efficient delivery mechanism. Our strong focus on operating efficiency enabled us to achieve a ranking before the latest merger of just 42% of expenses to income.

[PICTURE MAN]
THANKS TO A RECORD $4.2 BILLION
IN ORIGINATIONS, OUR ENERGIZED
ASSETS PORTFOLIO INCREASED TO
$7.1 BILLION, UP 39% FROM 1997.

         a leasing
     business
           on the roll

[PICTURE MAN/TRAIN]

We work with the nation's Fortune 1000 companies and upper middle-market customers to keep their businesses on track. From railcars and highway grading equipment to sophisticated medical monitors and communications gear, our ICX Corporation leasing subsidiary serves up a big menu of capital equipment. When we acquired the company in 1995, it had balances of $100 million. Today, its Energized Assets portfolio stands at $730 million.

[PICTURE NANCY THOMAS]
Nancy Thomas, a mortgage loan officer in Michigan, is representative of our 330 loan originators who have helped substantially increase line of credit closings on top of new first mortgages.

[PICTURE DIRECT MAIL]
While we make special offers to our own customers using personalized direct mail, we prospect for new checking customers using colorful mailers that blanket the neighbor- hoods around our banking centers.


[PICTURE DREMA BALLOU]
From our residential loan servicing center in Richmond, Virginia, supervisor Drema Ballou and her Insurance Department staff track insurance coverage on an $18 billion portfolio of loans.


The culture we've developed makes us pragmatic in product design and implementation. It makes us nimble in responding to changes in the marketplace. It makes us work smarter and more productively. Without increasing the number of employees, the average Charter One banking center more than doubled fee revenue and consumer lending volume between 1994 and 1998. It's no accident that our cost-control culture enables us to do more with less. * Looking ahead, I see 1999 as a time to further expand our successful community lending program, which allows selling systems

low-to-moderate income borrowers to benefit from a menu of specially designed loan programs. The year will also be a time to absorb and grow our latest acquisitions, and to expand our existing operations to achieve the aggressive sales and profitability targets we've set. We'll also complete our preparations for the Year 2000. With those accomplishments behind us, we'll enter the new year, the next decade and a new millennium well positioned to continue maximizing shareholder value. To all our shareholders, customers and employees, I want to say, thank you for your dedication and your support.

                                          /s/Charles John Koch
                                          --------------------
                                          Charles John Koch
                                          Chairman and Chief Executive Officer
                                          March 9, 1999


EFFECTIVE SALES AND
MARKETING EFFORTS LED
TO 14% GROWTH IN CORE
DEPOSITS DURING THE YEAR.

[PICTURE GIRL/BAGS]
our bag is
    cross-selling

[PICTURE GIRL/BAGS]

From supermarkets to traditional branches and our mortgage lending offices, cross-selling is key to our success. By cross-selling and upgrading checking customers to our MasterMoney debit card, card-related fee income has more than doubled every year since 1995. Our strategy to cross-sell home equity lines of credit at the time a home buyer signs for a mortgage resulted in a line of credit on top of 27% of all first mortgages originated in 1998. Database marketing to selected customers, many of them without previous deposits at Charter One, helped us bring core deposits up to 43% of total deposits for the year.

[PICTURE MAP]

These professionals are representative of the entire Charter One team of 6,400 men and women whose hard work and dedication made 1998 a record year in every respect.


                               Table of Contents


                                Financial Review


Five-Year Summary.............................................................14

Management's Discussion and Analysis of
Financial Condition and Results of Operations.................................16

Consolidated Statements of Financial Condition................................29

Consolidated Statements of Income.............................................30

Consolidated Statements of Shareholders' Equity...............................31

Consolidated Statements of Cash Flows.........................................32

Notes to Consolidated Financial Statements....................................33

Independent Auditors' Report..................................................48

Form 10-K.....................................................................49


FIVE-YEAR SUMMARY                                    Charter One Financial, Inc.

The five-year summary of operations presented below is not necessarily indicative of future results due to the effect of acquisitions. For a discussion of acquisitions see Note 2 to the Consolidated Financial Statements. Per share data has been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998. Dividend information represents historical amounts declared and paid by the company, as adjusted for stock splits and stock dividends and is not adjusted for mergers accounted for as pooling of interests. Total assets as initially reported represents the amount we reported in the respective year's annual report to shareholders.

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                          At and For the Year Ended December 31,
                                                            ------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  1998          1997          1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
Interest income...........................................  $1,760,371    $1,672,580    $1,567,147    $1,591,552    $1,468,519
Interest expense..........................................   1,031,299       999,596       923,540     1,037,455       917,843
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME.......................................     729,072       672,984       643,607       554,097       550,676
Provision for loan and lease losses.......................      29,465        48,293        23,484        13,260        23,659
------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES..................................................     699,607       624,691       620,123       540,837       527,017
Other income:
  Net gain (loss).........................................      20,963        (2,351)        2,178       (94,385)     (116,279)
  Other...................................................     190,682       131,623       128,022       101,436        93,249
Administrative expenses...................................     492,513       472,156       460,328       399,504       380,416
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.........     418,739       281,807       289,995       148,384       123,571
Income taxes..............................................     141,720        84,686        95,303        46,479        33,519
------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM..........................     277,019       197,121       194,692       101,905        90,052
Extraordinary item--early extinguishment of debt, net of
  tax benefit.............................................      61,658         2,728                                    12,348
------------------------------------------------------------------------------------------------------------------------------
NET INCOME................................................  $  215,361    $  194,393    $  194,692    $  101,905    $   77,704
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
  Income before extraordinary item........................  $     1.67    $     1.21    $     1.18    $      .58    $      .50
  Extraordinary item--early extinguishment of debt........        (.37)         (.02)                                     (.07)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME................................................  $     1.30    $     1.19    $     1.18    $      .58    $      .43
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item........................  $     1.62    $     1.17    $     1.12    $      .56    $      .49
  Extraordinary item--early extinguishment of debt........        (.36)         (.02)                                     (.07)
------------------------------------------------------------------------------------------------------------------------------
NET INCOME................................................  $     1.26    $     1.15    $     1.12    $      .56    $      .42
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Dividends declared and paid per common share..............  $      .53    $      .45    $      .39    $      .32    $      .25
Common stock price range:
  High....................................................       34.89         30.48         20.30         14.42         10.37
  Low.....................................................       17.63         18.65         12.31          8.15          7.67
  Close...................................................       27.75         30.06         19.05         13.23          8.20
Dividend payout ratio.....................................       42.06%        41.48%        32.21%       100.00%            *%
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

* Not meaningful.

FIVE-YEAR SUMMARY                                    Charter One Financial, Inc.

------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                       At and For the Year Ended December 31,
                                                       -----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL CONDITION AND OTHER DATA:
Cash, federal funds sold and other...................  $   399,507    $   412,105    $   403,479    $   858,163    $   533,232
Investment securities................................      295,573        943,502        701,563        993,609      1,349,050
Mortgage-backed securities...........................    4,968,184      5,788,057      6,638,225      7,028,503      8,012,048
Loans and leases, net................................   17,677,836     15,863,483     12,967,356     10,881,965     10,492,345
Other assets.........................................    1,126,155      1,200,601      1,027,899        999,566        830,516
------------------------------------------------------------------------------------------------------------------------------
  Total assets.......................................  $24,467,255    $24,207,748    $21,738,522    $20,761,806    $21,217,191
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Deposits.............................................  $15,165,064    $14,029,725    $13,516,569    $12,068,774    $11,949,024
FHLB advances........................................    6,186,118      5,437,564      3,492,844      3,838,784      3,773,522
Other borrowings.....................................      815,360      2,365,132      2,668,658      2,629,963      3,496,124
Other liabilities....................................      425,601        563,430        472,348        617,671        488,927
Capital securities...................................                      50,000
Shareholders' equity.................................    1,875,112      1,761,897      1,588,103      1,606,614      1,509,594
------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity.........  $24,467,255    $24,207,748    $21,738,522    $20,761,806    $21,217,191
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
Total assets as initially reported...................  $24,467,255    $19,760,265    $13,893,841    $13,558,361    $ 6,130,172
Loan servicing portfolio.............................    9,308,294      9,345,698     10,931,080      9,321,984      6,609,144
------------------------------------------------------------------------------------------------------------------------------
Number of offices:
  Full service branches..............................          340            329            256            246            242
  Loan production offices............................           39             37             49             56             48
Number of employees (FTEs)...........................        5,741          5,765          5,347          4,832          4,842
Book value per share.................................  $     11.34    $     10.65    $      9.65    $     10.00    $      9.29
------------------------------------------------------------------------------------------------------------------------------
SELECTED RATIOS:
Net yield on average interest-earning assets.........         3.14%          3.09%          3.16%          2.66%          2.69%
Interest rate spread during the period...............         2.89           2.81           2.86           2.31           2.42
Return on average equity.............................        11.48          11.71          12.09           6.47           5.16
Return on average assets.............................          .88            .86            .92            .47            .36
Average shareholders' equity to average assets.......         7.71           7.31           7.59           7.30           7.07
Total shareholders' equity to total assets...........         7.66           7.28           7.31           7.74           7.11
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------

FINANCIAL REVIEW

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following financial review presents an analysis of the asset and liability structure of the company and a discussion of the results of operations for each of the periods presented in the annual report and sources of liquidity and capital resources.

HOLDING COMPANY BUSINESS
Headquartered in Cleveland, Ohio, Charter One Financial, Inc. is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK Financial Corporation, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and ALBANK Commercial. Charter Michigan Bancorp owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of the company is operating these financial institutions. Their operations are jointly referred to in the following discussion as the bank. The bank's primary business is providing consumer and business banking services to certain major markets in Ohio, Michigan and New York and, as of November 1998, in some markets of Massachusetts and Vermont. At the end of 1998, the bank and its subsidiaries were doing business through 340 full-service branches and 39 loan production offices.

ACQUISITIONS
The company completed two acquisitions during 1998. On November 30, 1998, the company completed the acquisition of ALBANK Financial Corporation, a $4.1 billion publicly-traded bank holding company. On October 16, 1998, Charter One completed the acquisition of CS Financial, Inc., a $400 million privately-owned thrift holding company. Both mergers were accounted for as pooling of interests which required restatement of the company's financial statements for periods prior to the mergers. See Note 2 to the Consolidated Financial Statements for additional information on recent mergers and acquisitions.

RESULTS OF OPERATIONS
For the year ended December 31, 1998, the company reported net income of $215.4 million, compared to $194.4 million and $194.7 million for the years ended December 31, 1997 and 1996, respectively. On a diluted per share basis, net income was $1.26, $1.15 and $1.12 in 1998, 1997 and 1996 respectively. As discussed below, 1998 and 1997 operating results were affected by merger-related and other special charges. In addition, the 1996 results were adversely affected by the Savings Association Insurance Fund ("SAIF") assessment discussed below.

1998 MERGER-RELATED CHARGES

---------------------------------------------------------------
---------------------------------------------------------------
                                          Effect on Year Ended
                                            December 31, 1998
                                          ---------------------
(Dollars in thousands)                     Pretax     After Tax
---------------------------------------------------------------
ALBANK and CS Financial merger-related
  charges:
  Transaction costs.....................  $ 11,852     $11,852
  Severance and other termination
    costs...............................    17,847      11,993
  Duplicate assets, lease terminations
    and other costs to combine
    operations..........................    25,958      17,444
---------------------------------------------------------------
    Merger-related charges..............  $ 55,657     $41,289
---------------------------------------------------------------
---------------------------------------------------------------

1997 MERGER-RELATED AND OTHER SPECIAL CHARGES

---------------------------------------------------------------
---------------------------------------------------------------
                                          Effect on Year Ended
                                            December 31, 1997
                                          ---------------------
(Dollars in thousands)                     Pretax     After Tax
---------------------------------------------------------------
RCSB Financial, Inc. merger-related
  charges:
  Transaction costs.....................  $ 16,807     $13,872
  Severance and other termination
    costs...............................    22,227      14,892
  Duplicate assets, lease terminations
    and other costs to combine
    operations..........................    21,583      14,461
---------------------------------------------------------------
    Merger-related charges..............    60,617      43,225
---------------------------------------------------------------
Other special charges:
  Valuation adjustment on loan servicing
    assets..............................    18,277      12,246
  Additional loan loss reserves provided
    primarily on auto finance
    portfolio...........................    11,244       7,533
  Asset/liability management actions and
    other special charges...............    12,369       8,204
---------------------------------------------------------------
    Other special charges...............    41,890      27,983
---------------------------------------------------------------
    Total merger-related charges and
      other special charges.............  $102,507     $71,208
---------------------------------------------------------------
---------------------------------------------------------------

1996 Special Charges-During 1996, Congress recapitalized the SAIF through a one-time special assessment of member institutions. The bank's share of the assessment resulted in an after-tax charge of $43.3 million. Due to the recapitalization, the bank's deposit insurance rate was reduced to 6.5 basis points in 1997 from 23 basis points in 1996.

Performance Overview-The company's reported results in each of the last three years were significantly affected by merger-related and other special charges. Excluding these charges presents more comparable pretax core earnings for the periods being reviewed. The following table summarizes the components of adjusted pretax core earnings.

--------------------------------------------------------------
--------------------------------------------------------------
                                  Year Ended December 31,
                              --------------------------------
(Dollars in thousands)          1998        1997        1996
--------------------------------------------------------------
Net interest income.........  $729,072    $672,984    $643,607
Provision for loan and lease
  losses....................    29,465      37,049      23,484
Other income, excluding
  gains and losses..........   190,682     149,900     128,022
Administrative expenses.....   436,856     409,039     393,673
--------------------------------------------------------------
  Adjusted pretax core
    earnings................  $453,433    $376,796    $354,472
--------------------------------------------------------------
--------------------------------------------------------------

In general, this comparison reflects consistent growth in net interest income and an increasing percentage of core earnings being derived from non interest income. Additionally, our efforts to control overhead costs are illustrated by an efficiency ratio (excluding the

SAIF assessment, merger-related charges, and special charges) of 46.03%, 48.52% and 50.02% for 1998, 1997 and 1996, respectively. The historical efficiency ratios have been restated for pooling of interests mergers. The efficiency ratio is the ratio of administrative expenses (excluding goodwill amortization) to net interest income and other income, exclusive of net gains and losses.

Net Interest Income-Our net income generally depends upon our net interest income, which is the difference between the interest and dividend income earned on our loans and investments and the interest expense on our deposits and borrowings. Net interest income is our principal source of earnings. This is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality as well as general economic conditions and regulatory policies.
  The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Average balances are calculated on a daily basis. Nonaccrual loans are included in the average balance of loans. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets.

AVERAGE BALANCES, INTEREST AND YIELDS/COSTS

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                     Year Ended December 31,
                          -----------------------------------------------------------------------------
                                          1998                                    1997
                          -------------------------------------   -------------------------------------
                            Average                   Average       Average                   Average
(Dollars in thousands)      Balance      Interest    Yield/Cost     Balance      Interest    Yield/Cost
-------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Loans and lease
  financings............  $16,734,188   $1,311,251       7.84%    $14,333,092   $1,154,431       8.05%
Mortgage-backed
  securities:
  Available for sale....    1,949,982      137,912       7.07       1,384,192       95,439       6.89
  Held to maturity......    3,384,804      238,837       7.06       4,831,936      342,789       7.09
Investment securities:
  Available for sale....      455,177       27,317       6.00         722,303       45,650       6.32
  Held to maturity......       62,307        4,110       6.60          56,760        3,670       6.46
Other interest-earning
  assets................      604,432       40,944       6.68         452,017       30,601       6.68
-------------------------------------------------------------------------------------------------------
      Total
        interest-earning
        assets..........   23,190,890    1,760,371       7.59      21,780,300    1,672,580       7.68
-------------------------------------------------------------------------------------------------------
Allowance for loan and
  lease losses..........     (142,721)                               (121,925)
Noninterest-earning
  assets................    1,286,834                               1,038,518
-------------------------------------------------------------------------------------------------------
      Total assets......  $24,335,003                             $22,696,893
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES:
Deposits:
  Checking accounts.....  $ 1,896,307       15,002        .79     $ 1,464,947       15,130       1.03
  Money market
    accounts............    2,225,710       74,381       3.34       1,933,831       68,019       3.52
  Savings accounts......    1,895,273       43,834       2.31       2,115,545       54,307       2.57
  Certificates of
    deposit.............    8,573,410      480,277       5.60       8,106,094      458,413       5.66
-------------------------------------------------------------------------------------------------------
      Total deposits....   14,590,700      613,494       4.20      13,620,417      595,869       4.37
-------------------------------------------------------------------------------------------------------
FHLB advances...........    5,416,492      297,069       5.48       4,019,735      233,757       5.80
Other borrowings........    1,897,221      120,736       6.29       2,821,670      169,970       5.95
-------------------------------------------------------------------------------------------------------
      Total
        borrowings......    7,313,713      417,805       5.69       6,841,405      403,727       5.86
-------------------------------------------------------------------------------------------------------
      Total
        interest-bearing
        liabilities.....   21,904,413    1,031,299       4.70      20,461,822      999,596       4.87
-------------------------------------------------------------------------------------------------------
Noninterest-bearing
  liabilities...........      522,615                                 546,945
-------------------------------------------------------------------------------------------------------
      Total
   liabilities..........   22,427,028                              21,008,767
Corporation-obligated
  mandatorily redeemable
  capital securities of
  subsidiary trust......       31,960                                  28,630
Shareholders' equity....    1,876,015                               1,659,496
-------------------------------------------------------------------------------------------------------
      Total liabilities
        and
        shareholders'
        equity..........  $24,335,003                             $22,696,893
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net interest income.....                $  729,072                              $  672,984
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Interest rate spread....                                 2.89                                    2.81
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Net yield on average
  interest-earning
  assets................                                 3.14                                    3.09
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Average interest-earning
  assets to average
  interest-bearing
  liabilities...........                               105.87%                                 106.44%
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

------------------------  -------------------------------------
------------------------  -------------------------------------
                                 Year Ended December 31,
                          -------------------------------------
                                          1996
                          -------------------------------------
                            Average                   Average
(Dollars in thousands)      Balance      Interest    Yield/Cost
------------------------  -------------------------------------
INTEREST-EARNING ASSETS:
Loans and lease
  financings............  $12,120,210   $  994,043       8.20%
Mortgage-backed
  securities:
  Available for sale....    1,409,761       96,354       6.83
  Held to maturity......    5,565,477      394,888       7.10
Investment securities:
  Available for sale....      756,115       47,996       6.35
  Held to maturity......       67,025        4,026       6.01
Other interest-earning
  assets................      465,041       29,840       6.42
---------------------------------------------------------------
      Total
        interest-earning
        assets..........   20,383,629    1,567,147       7.69
---------------------------------------------------------------
Allowance for loan and
  lease losses..........      (92,905)
Noninterest-earning
  assets................      929,115
---------------------------------------------------------------
      Total assets......  $21,219,839
---------------------------------------------------------------
---------------------------------------------------------------
INTEREST-BEARING
 LIABILITIES:
Deposits:
  Checking accounts.....  $ 1,285,843       15,036       1.17
  Money market
    accounts............    1,580,377       54,865       3.47
  Savings accounts......    2,290,505       60,223       2.63
  Certificates of
    deposit.............    7,737,427      434,075       5.61
---------------------------------------------------------------
      Total deposits....   12,894,152      564,199       4.38
---------------------------------------------------------------
FHLB advances...........    3,595,453      206,946       5.76
Other borrowings........    2,623,725      152,395       5.81
---------------------------------------------------------------
      Total
        borrowings......    6,219,178      359,341       5.78
---------------------------------------------------------------
      Total
        interest-bearing
        liabilities.....   19,113,330      923,540       4.83
---------------------------------------------------------------
Noninterest-bearing
  liabilities...........      496,480
---------------------------------------------------------------
      Total
   liabilities..........   19,609,810
Corporation-obligated
  mandatorily redeemable
  capital securities of
  subsidiary trust......
Shareholders' equity....    1,610,029
---------------------------------------------------------------
      Total liabilities
        and
        shareholders'
        equity..........  $21,219,839
---------------------------------------------------------------
---------------------------------------------------------------
Net interest income.....                $  643,607
---------------------------------------------------------------
---------------------------------------------------------------
Interest rate spread....                                 2.86
---------------------------------------------------------------
---------------------------------------------------------------
Net yield on average
  interest-earning
  assets................                                 3.16
---------------------------------------------------------------
---------------------------------------------------------------
Average interest-earning
  assets to average
  interest-bearing
  liabilities...........                               106.65%
---------------------------------------------------------------
---------------------------------------------------------------

The following rate-volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                               Year Ended December 31, 1998 v. 1997        Year Ended December 31, 1997 v. 1996
                                             -----------------------------------------   ----------------------------------------
                                             Increase (Decrease) due to                  Increase (Decrease) due to
                                             ---------------------------                 ---------------------------
          (Dollars in thousands)                 Rate          Volume         Total          Rate          Volume        Total
---------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans and leases...........................    $(38,481)      $195,301      $ 156,820      $(18,136)      $178,524      $160,388
Mortgage-backed securities:
  Available for sale.......................       2,518         39,955         42,473           843         (1,758)         (915)
  Held to maturity.........................      (1,830)      (102,122)      (103,952)          (60)       (52,039)      (52,099)
Investment securities:
  Available for sale.......................      (2,200)       (16,133)       (18,333)         (208)        (2,138)       (2,346)
  Held to maturity.........................          75            365            440           292           (648)         (356)
Other interest-earning assets..............          18         10,325         10,343         1,609           (848)          761
---------------------------------------------------------------------------------------------------------------------------------
      Total................................     (39,900)       127,691         87,791       (15,660)       121,093       105,433
---------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Checking, savings and money market
  accounts.................................     (12,628)         8,389         (4,239)       (2,534)         9,866         7,332
Certificates of deposit....................      (4,350)        26,214         21,864         3,514         20,824        24,338
FHLB advances..............................     (13,666)        76,978         63,312         1,893         24,918        26,811
Other borrowings...........................       4,922        (54,156)       (49,234)        5,738         11,837        17,575
---------------------------------------------------------------------------------------------------------------------------------
      Total................................     (25,722)        57,425         31,703         8,611         67,445        76,056
---------------------------------------------------------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME..............    $(14,178)      $ 70,266      $  56,088      $(24,271)      $ 53,648      $ 29,377
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Our net interest income for 1998 was $729.1 million, an increase of $56.1 million, or 8.3%, over the $673.0 million of net interest income in 1997. This increase was primarily due to growth in interest-earning assets and a shift to higher yielding interest-earning assets (primarily loans and leases). These activities resulted in the spread increasing by 8 basis points in 1998 to 2.89% from 2.81% and the net yield on interest-earning assets increasing by 5 basis points during 1998 to 3.14% from 3.09%.
  Interest income was $1.8 billion for 1998 as compared to $1.7 billion during 1997. This $88 million, or 5.3%, increase was primarily due to higher balances of interest-earning assets. The average balance of interest-earning assets was $1.4 billion higher for the 12 months ended December 31, 1998 than for the same period in 1997. The higher balance of interest-earning assets was achieved primarily with growth in the loan and lease portfolio. The higher balance of interest-earning assets caused interest income to increase by $127.7 million for the 12 months ended December 31, 1998. This increase was partially offset by a 9 basis point decrease in the yield on interest-earning assets to 7.59% for 1998 from 7.68% for 1997. The lower yield on assets caused interest income to decrease by $39.9 million. The decrease in the yield on interest-earning assets was mitigated by shifting the portfolio towards the higher yielding loan and lease portfolio from the mortgage-backed securities and investment securities portfolio. The table below illustrates this shift.

------------------------------------------------------------------
------------------------------------------------------------------
                             For the Years Ended December 31,
                         -----------------------------------------
                                1998                  1997
                         -------------------   -------------------
                                       % of                  % of
(Dollars in thousands)     Balance     Total     Balance     Total
------------------------------------------------------------------
Average balances:
 Interest-earning
  assets:
   Loans and leases....  $16,734,188    72.2%  $14,333,092    65.8%
   Other
    interest-earning
    assets.............    6,456,702    27.8     7,447,208    34.2
------------------------------------------------------------------
    Total..............  $23,190,890   100.0%  $21,780,300   100.0%
------------------------------------------------------------------
------------------------------------------------------------------

The growth in the loan and lease portfolio was achieved by record loan originations in 1998. The company originated $10.7 billion in loans and leases in 1998 as compared to $7.6 billion in 1997.
  The growth in interest-earning assets was funded by a $1.4 billion increase in interest-bearing liabilities. The higher balance of interest-bearing liabilities was the primary reason interest expense increased by 3.2% to $1.0 billion in 1998. The growth of interest-bearing liabilities was primarily in deposit accounts. The average balance of deposit accounts was $970.3 million higher in 1998 than in 1997. Borrowings also increased during 1998. The average balance of borrowings was $472.3 million higher in 1998. The cost of interest-bearing liabilities decreased 17 basis points to 4.70% for 1998 from 4.87% for 1997. The primary reason for this decrease in the cost of interest-bearing liabilities was the overall decline in market interest rates. Also, in the fourth quarter of 1998, the company took advantage of these lower market interest rates by refinancing $2.8 billion of borrowings. This refinancing activity resulted in a $61.7 million extraordinary after-tax charge to earnings in 1998 primarily related to prepayment penalties on Federal Home Loan Bank advances and market premiums to retire other borrowings.
  Net interest income for 1997 was $673.0 million, an increase of $29.4 million, or 4.6% from 1996. The primary reason for this increase was higher balances of interest-earning assets. The average balance of interest-earning assets during 1997 was $1.4 billion higher than for 1996. This growth was primarily in the loan and lease portfolio. The growth was funded by increases in interest-bearing liabilities. The average balance of interest-bearing liabilities was $1.3 billion higher for 1997 as compared to 1996. The increases in these balances caused net interest income to increase by $53.6 million. This was partially offset by a lower interest rate spread in 1997 as compared to 1996. The interest rate spread was 2.81% during 1997 and 2.86% for 1996. This 5 basis point decrease reduced net interest income by $24.3 million, partially offsetting the increase from higher balances. The primary reasons for this decline were due to market interest rates, funding of a portion of incremental asset growth by borrowings, and the flattening of the yield curve.

Provision for Loan and Lease Losses-The provision for loan and lease losses represents a charge against current earnings in order for management to maintain the allowance for loan and lease losses at a level adequate to absorb estimated future loan and lease charge-offs. The provision for loan and lease losses was $29.5 million in 1998, $48.3 million in 1997 and $23.5 million in 1996. The higher provision in 1997 was primarily due to consumer credit (primarily in the auto finance area) and auto repossession loss trends in the second half of 1997. Due to those loss trends, management shifted the mix of new indirect auto financing business to a higher concentration of prime credits than originated prior to 1998. As a result, management lowered the provision in 1998 as compared to 1997. Nonperforming loans and leases as a percentage of loans and leases was
 .70% at December 31, 1998. This was an increase of 11 basis points from December 31, 1997 when the ratio was .59%. That same ratio was .67% at December 31, 1996. Net loan and lease charge-offs remained low. They were .17%, .20% and .19% of average loan and lease balances for 1998, 1997 and 1996, respectively. See "Financial Condition -- Loans and Leases" for further discussion about nonperforming assets and the allowance for loan and lease losses.

Other Income-Other income for 1998 was $211.6 million, an increase of $82.3 million, or 63.7%, from the 1997 amount of $129.3 million. This increase was primarily due to a $30.1 million increase in retail banking income, a $23.3 million increase in gains on sale and a $22.5 million increase in mortgage banking income due in part to a pretax valuation charge of $18.3 million on the loan servicing assets at the bank's mortgage banking subsidiary, Charter One Mortgage Corp., taken in the fourth quarter of 1997 as a result of the then current interest rate environment and projected increases in mortgage prepayments. Loan servicing assets had a net book value of $90.8 million at December 31, 1998 and $82.4 million at December 31, 1997 on a portfolio of loans serviced for others of $9.3 billion as of December 31, 1998 and 1997. Retail banking income increased by $30.1 million, or 36.5%, to $112.7 million for 1998. Checking account fee income was the primary reason for this increase in retail banking income. The bank's campaigns to increase checking accounts resulted in a net increase of 69,500 checking accounts during 1998. At December 31, 1998 the bank had 747,000 checking accounts. The $23.3 million increase in gains on sale was primarily due to the sale of mortgage-backed securities from the available for sale portfolio to fund loan and lease portfolio growth in 1998 and to manage interest rate risk.
  Other income was $129.3 million for 1997 as compared to $130.2 million in 1996. Other income for 1997 was impacted by the valuation adjustment of $18.3 million recorded on the loan servicing assets at the bank's mortgage banking subsidiary as discussed above. Excluding this valuation adjustment, mortgage banking income increased by $2.5 million in 1997 as a result of increases in the loans serviced for others. Retail banking fee income increased by $19.2 million in 1997 primarily as a result of the bank rolling out its checking account and tax deferred annuity products along with brokerage services to the western New York market in 1997.

Administrative Expenses-Administrative expenses for 1998 were $492.5 million as compared to $472.2 million for 1997. Each year had significant merger-related expenses. There were $55.7 million in merger-related expenses recorded in 1998 and $60.6 million of merger-related expenses in 1997. Excluding these transactions, administrative expenses were $436.9 million in 1998, an increase of $25.4 million, or 6.2%, as compared to $409.0 million for 1997. Expanded operations as a result of loan and deposit growth in 1998 and acquisitions in the second half of 1997 accounted for as purchases are the primary reason for the increase in administrative expenses. Overall, our operating expenses to average assets, excluding the merger expenses, was 1.80% in 1998 and 1.81% in 1997.

  Administrative expenses for 1997 were $472.2 million as compared to $460.3 million in 1996. Again, each year had some large nonrecurring expenses. There were $60.6 million in merger-related expenses recorded in 1997 and $66.7 million of expenses related to the SAIF recapitalization in 1996. Excluding these costs, administrative expenses were $411.5 million in 1997, an increase of $17.9 million, or 4.5%, as compared to $393.7 million for 1996. Expansion of operations and asset growth were the primary reasons for this increase in administrative expenses. Overall, our operating expenses to average assets, excluding the merger expenses and the SAIF assessment, was 1.81% in 1997 and 1.86% in 1996.

Income Tax Expense-The provision for income taxes was $141.7 million, $84.7 million and $95.3 million for 1998, 1997 and 1996 respectively. The effective tax rate was 33.8%, 30.1% and 32.8 % for 1998, 1997 and 1996, respectively. For a further analysis of effective tax rates see Note 12 to the Consolidated Financial Statements.

Extraordinary Item-The company recast a significant amount of liabilities during the fourth quarter of 1998. The actions taken included: replacing $2.5 billion in FHLB advances and reverse repurchase agreements; repurchasing $200 million in accreted balance of our zero coupon bonds; and purchasing ALBANK's $50 million in outstanding trust preferred securities. These actions resulted in a $61.7 million extraordinary after-tax charge to earnings during the fourth quarter and contributed to the increase in overall net yield.

FINANCIAL CONDITION
Consolidated assets of the company were $24.5 billion at December 31, 1998, a slight increase of $259.5 million, or 1.1%, from December 31, 1997. Although total assets remained relatively flat, the mix of assets has changed reflecting the company's strategy of emphasizing higher yielding assets.

Loans and Leases-Total loans and leases at December 31, 1998 were $17.7 billion, up from $15.9 billion at December 31, 1997. The $1.8 billion, or 11.4%, increase was primarily due to significant growth in loan and lease originations as the bank originated $10.7 billion of new loans and leases in 1998, representing a 40.8% increase over the $7.6 billion of loan and lease originations in 1997. During 1998 the retail consumer loan portfolio grew by $1.2 billion, or 66.3%, and the auto loan portfolio grew by $410.4 million, or 25.5%, over 1997. Over the past few years, we have emphasized growth in the consumer and auto loan portfolio due to the shorter terms and higher yields of these loans. Our consumer loan portfolio is primarily secured by residential real estate properties.
The following table summarizes the loan and lease activity for each of the past three years.

LOAN AND LEASE ACTIVITY

---------------------------------------------------------------
---------------------------------------------------------------
                                 Year Ended December 31,
                           ------------------------------------
(Dollars in thousands)        1998         1997         1996
---------------------------------------------------------------
Originations:
 Real estate mortgage:
  Permanent:
   One-to-four family....  $5,991,876   $4,485,760   $4,402,307
   Multifamily...........      31,053       27,523       51,659
   Commercial............     120,175      110,972       96,801
---------------------------------------------------------------
    Total permanent......   6,143,104    4,624,255    4,550,767
---------------------------------------------------------------
  Construction:
   One-to-four family....     456,512      394,652      333,024
   Multifamily...........      40,869       28,519        7,410
   Commercial............      54,583       25,871       32,667
---------------------------------------------------------------
    Total construction...     551,964      449,042      373,101
---------------------------------------------------------------
    Total real estate
     mortgage loans
     originated..........   6,695,068    5,073,297    4,923,868
---------------------------------------------------------------
 Retail consumer.........   2,143,966      928,171      778,627
 Automobile..............   1,213,760    1,120,336      642,162
 Leases..................     369,287      256,114      205,789
 Corporate banking.......     261,088      211,785      158,856
---------------------------------------------------------------
    Total loans and lease
     financings
     originated..........  10,683,169    7,589,703    6,709,302
---------------------------------------------------------------
Loans purchased..........      29,413      346,871      386,759
---------------------------------------------------------------
Sales and principal
  reductions:
 Loans sold..............   2,069,929    1,752,431    2,026,058
 Loans exchanged for
  MBS....................   1,816,088                   510,435
 Principal reductions....   5,022,074    3,318,003    2,442,884
---------------------------------------------------------------
    Total sales and
     principal
     reductions..........   8,908,091    5,070,434    4,979,377
---------------------------------------------------------------
Increase before net
  items..................  $1,804,491   $2,866,140   $2,116,684
---------------------------------------------------------------
---------------------------------------------------------------

The following table sets forth certain information concerning our nonperforming assets as of the past five year ends. The table illustrates that there has been consistent balances and ratios of nonperforming assets. While the balances and ratios are stable, there are inherent risks and uncertainties related to the operation of a financial institution. Therefore, the possibility exists that an abrupt downturn in the economic environment could result in higher levels of nonperforming assets. In 1998 the company changed the accrual policy on one-to-four family loans to stop accruing on loans delinquent 90 or more days. The change in the accrual policy did not have a material impact on interest income.

NONPERFORMING ASSETS

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                      Year Ended December 31,
                        ----------------------------------------------------
(Dollars in thousands)    1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Nonperforming loans
 and leases:
 Nonaccrual loans and
  leases:
  Real estate mortgage
   loans:
   One-to-four
    family(1)........   $ 73,175   $ 47,871   $ 35,744   $ 44,816   $ 42,560
   Multifamily and
    commercial.......      3,958      5,561      9,922      6,584     10,151
   Construction and
    land.............      1,178      1,943        873      1,463      2,596
----------------------------------------------------------------------------
   Total real estate
    mortgage loans...     78,311     55,375     46,539     52,863     55,307
  Retail consumer....     21,032        993      1,767      2,644      2,529
  Automobile.........        327
  Corporate banking...     8,810      6,790      4,028        372        501
  Leases.............                                          27
----------------------------------------------------------------------------
   Total nonaccrual
    loans and leases..   108,480     63,158     52,334     55,906     58,337
----------------------------------------------------------------------------
 Accruing loans and
  leases delinquent
  more than 90 days:
  Real estate mortgage
   loans:
   One-to-four
    family...........                10,986     12,330      6,183      7,130
   Multifamily and
    commercial.......                              127      1,269        855
   Construction and
    land.............                     3                              207
----------------------------------------------------------------------------
   Total real estate
    mortgage loans...                10,989     12,457      7,452      8,192
  Retail consumer....      3,878      8,499      4,421      5,851      5,299
  Automobile.........      5,873      3,679      1,555      2,641        546
  Corporate banking...       904        960        376                 1,621
  Leases.............                                                     17
----------------------------------------------------------------------------
   Total accruing
    loans and leases
    delinquent more
    than 90 days.....     10,655     24,127     18,809     15,944     15,675
----------------------------------------------------------------------------
 Restructured real
  estate mortgage
  loans..............      3,936      6,722     15,294     18,835     18,479
----------------------------------------------------------------------------
   Total nonperforming
    loans and leases..   123,071     94,007     86,437     90,685     92,491
 Real estate acquired
  through foreclosure
  and other..........     17,803     17,400     20,201     19,514     24,690
----------------------------------------------------------------------------
   Total nonperforming
    assets...........    140,874    111,407    106,638    110,199    117,181
   Less government
    guaranteed loans..    22,429
----------------------------------------------------------------------------
   Nonperforming
    assets net of
    guaranteed loans..  $118,445   $111,407   $106,638   $110,199   $117,181
----------------------------------------------------------------------------
----------------------------------------------------------------------------

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                      Year Ended December 31,
                        ----------------------------------------------------
(Dollars in thousands)    1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Ratio of:
 Nonperforming loans
  and leases to total
  loans and leases...        .70%       .59%       .67%       .83%       .88%
 Nonperforming assets
  to total assets....        .58        .46        .49        .53        .55
 Allowance for loan
  and lease losses to:
  Nonperforming loans
   and leases........     117.47     152.10     136.78     117.41     115.23
 Total loans and
  leases before
  allowance..........        .81        .89        .90        .97       1.01
----------------------------------------------------------------------------
Ratio of (excluding
 guaranteed
 nonperforming loans):
 Nonperforming loans
  and leases to total
  loans and leases...        .57%       .59%       .67%       .83%       .88%
 Nonperforming assets
  to total assets....        .48        .46        .49        .53        .55
 Allowance for loan
  and lease losses to:
 Nonperforming loans
  and leases.........     143.64     152.10     136.78     117.41     115.23
 Total loans and
  leases before
  allowance..........        .81        .89        .90        .97       1.01
----------------------------------------------------------------------------
----------------------------------------------------------------------------

(1) Includes $22.4 million of government guaranteed loans at December 31, 1998.

At December 31, 1998, there were $47.9 million of loans not reflected in the table above, which are fully performing but where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
  Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $469,000 and the potential income based upon full contractual yields was $5.4 million for the year ended December 31, 1998.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                      Year Ended December 31,
                        ----------------------------------------------------
(Dollars in thousands)    1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Balance, beginning of
 year................   $142,985   $118,226   $106,476   $106,573   $103,700
Provision for loan and
 lease losses........     29,465     48,293     23,484     13,260     23,659
Adjustment to convert
 RCSB to a calendar
 year end............                   650
Acquired through
 acquisition.........                 4,963     11,310                   151
Other................                                         176
Allowance of
 subsidiary sold.....                                                 (4,718)
Charge-offs:
 Mortgage............     (6,296)    (9,159)   (13,266)    (9,126)   (11,913)
 Automobile..........    (25,597)   (19,071)   (11,092)    (6,620)    (4,704)
 Retail consumer.....     (3,599)    (5,243)    (4,884)    (4,684)    (4,573)
 Leases..............
 Corporate banking...     (1,430)    (1,471)      (646)       (94)      (345)
----------------------------------------------------------------------------
   Total charge-offs..   (36,922)   (34,944)   (29,888)   (20,524)   (21,535)
----------------------------------------------------------------------------
Recoveries:
 Mortgage............      2,748        705      1,760      3,797      2,714
 Automobile..........      4,925      3,845      3,826      2,246      1,633
 Retail consumer.....        970      1,032      1,169        898        911
 Leases..............
 Corporate banking...        395        215         89         50         58
----------------------------------------------------------------------------
   Total recoveries...     9,038      5,797      6,844      6,991      5,316
----------------------------------------------------------------------------
Net loan and lease
 charge-offs.........    (27,884)   (29,147)   (23,044)   (13,533)   (16,219)
----------------------------------------------------------------------------
Balance, end of
 year................   $144,566   $142,985   $118,226   $106,476   $106,573
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net charge-offs to:
 Average loans and
  leases.............        .17%       .20%       .19%       .12%       .15%
 Provision for loan
  and lease losses...      94.63      60.35      98.13     102.06      68.55
----------------------------------------------------------------------------
----------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                                            December 31,
                        ----------------------------------------------------
(Dollars in thousands)    1998       1997       1996       1995       1994
----------------------------------------------------------------------------
Mortgage.............   $ 72,057   $ 71,399   $ 80,548   $ 77,164   $ 78,339
Automobile...........     39,231     40,252     11,464      8,513      7,965
Retail consumer......     17,680     16,199     15,044     13,227     14,042
Corporate banking....     11,861     13,358     10,193      6,840      6,227
Leases...............      3,737      1,777        977        732
----------------------------------------------------------------------------
   Total.............   $144,566   $142,985   $118,226   $106,476   $106,573
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Percent of loans and
 leases to total loans
 and leases:
 Mortgage............       63.9%      72.4%      76.1%      79.6%      81.6%
 Automobile..........       11.4       10.1        8.1        7.8        7.4
 Retail consumer.....       17.7       11.9       11.2        9.7        9.3
 Corporate banking...        2.9        2.8        2.7        1.7        1.7
 Leases..............        4.1        2.8        1.9        1.2        0.0
----------------------------------------------------------------------------
   Total.............      100.0%     100.0%     100.0%     100.0%     100.0%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

The allowance for loan and lease losses is maintained at levels believed adequate by management to absorb estimated future losses inherent in the loan and lease portfolio. These reserves are available to absorb any losses in the portfolio as required. Although we believe we use the best information available to make these determinations and that the allowance for loan and lease losses was adequate at December 31, 1998, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available to them at the time of their examination.

Investments and Mortgage-Backed Securities-The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. The following table details the aggregate carrying value and aggregate fair value at December 31, 1998 of private issue mortgage-backed securities of any single issuer where the aggregate book value exceeds 10% of year-end shareholders' equity.

--------------------------------------------------------------
--------------------------------------------------------------
                                           December 31, 1998
                                         ---------------------
                                         Carrying      Fair
        (Dollars in thousands)            Value        Value
--------------------------------------------------------------
The Prudential Home Mortgage Securities
  Company, Inc.........................  $343,079    $347,044
GE Capital Mortgage Services, Inc......   258,914     261,392
Residential Funding Mortgage Securities
  I, Inc...............................   200,303     200,526
--------------------------------------------------------------
--------------------------------------------------------------

Charter One held no investment securities of any single nongovernmental issuer which were in excess of 10% of shareholders' equity at December 31, 1998.
  The present investment policy of the company provides that new purchases of mortgage-backed securities have an investment rating of AAA. At December 31, 1998, approximately 88% of the private issue mortgage-backed security portfolio had an investment rating of AAA and approximately 12% had an investment rating of AA. See Notes 3 and 4 to the Consolidated Financial Statements for further information concerning the composition of the securities portfolio.

Deposits, Borrowings and Other Sources of Funds-Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $15.2 billion at December 31, 1998.
  In addition to deposits, the bank obtains funds from different borrowing sources. The primary source of these borrowings is the FHLB system. Those borrowings were $6.2 billion and $5.4 billion at December 31, 1998 and 1997, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of this stock and certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. See Note 8 to the Consolidated Financial Statements for further information as to the make-up, maturities and cost associated with these advances at December 31, 1998.
  In addition to FHLB advances, we use reverse repurchase agreements to fund operations. Reverse repurchase agreements decreased by $1.4 billion during 1998. We use our portfolio of investment securities, loans and mortgage-backed securities as collateral for borrowings. Other borrowings were $130.3 million at December 31, 1998, a decrease of $117.2 million since December 31, 1997. See "Results of Operations -- Extraordinary Item" and Notes 9 and 10 to the Consolidated Financial Statements for further information concerning these borrowings.
  The following table summarizes short-term borrowings, based upon original issue date, at the end of and during the periods indicated. Our short-term borrowings consisted of FHLB advances and reverse repurchase agreements during 1998. Interest rates shown do not include the annualized effect of interest rate risk management instruments. Average borrowings are computed on a daily basis.

---------------------------------------------------------------
---------------------------------------------------------------
                                  Year Ended December 31,
                             ----------------------------------
(Dollars in thousands)          1998        1997        1996
---------------------------------------------------------------
Borrowings outstanding at
  end of period............  $  593,000   $278,749   $  669,195
Weighted average rate at
  end of period............        5.07%      5.80%        5.57%
Maximum month-end balance
  of borrowings during the
  period...................  $1,560,002   $691,860   $1,529,238
Approximate average
  borrowings outstanding
  during the period........   1,837,378    309,014    1,048,975
Approximate weighted
  average rate during the
  period...................        5.53%      5.73%        5.48%
---------------------------------------------------------------
---------------------------------------------------------------

Liquidity-Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements.
  The bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the bank to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The bank's average regulatory liquidity ratio for the fourth quarter of 1998 was 8.34%.
  We anticipate that we will have sufficient funds available to meet current and future loan commitments. At December 31, 1998, we had outstanding commitments to originate loans and leases, unfunded lines of consumer credit and unfunded lines of commercial (business loans) credit. See Note 5 to the Consolidated Financial Statements for further information concerning commitments. Outstanding letters of credit totaled $41.6 million as of December 31, 1998. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled $6.9 billion. We believe that a significant portion of the amounts maturing in 1999 will remain with the bank because they are retail deposits. At December 31, 1998, we had $803 million of advances from the FHLB system and $685 million in reverse repurchase agreements which mature in 1999. We intend to replace the majority of these borrowings when they mature with new borrowings and believe we have significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We realize income principally from the difference or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base which could alter our sensitivity to future changes in interest rates. Accordingly, we consider interest rate risk to be our most significant market risk.
  Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost, and capital profile. Our Asset/Liability Management Committee, which includes senior management representatives and reports to the Board of Directors, together with the Investment Committee of the Board, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
  We use an internal earnings simulation model as our primary method to identify and manage our interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
  Using this internal simulation model, net earnings projections reflect continued growth in net income when applying the interest rate environment as of December 31, 1998. Our base case shows our present estimated net earnings sensitivity profile as of

December 31, 1998, assumes no changes in the operating environment or operating strategies, but assumes interest rates increase/decrease gradually over the next year and then remain unchanged. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

---------------------------------------------------------------------
---------------------------------------------------------------------
                                          Estimated Percentage Change
                                             in Future Net Income
                                          ---------------------------
Changes in Interest Rates (basis points)   12 Months       24 Months
---------------------------------------------------------------------
Base Case..............................
+100 over one year.....................       1.34%            .87%
+200 over one year.....................       3.75            3.14
-100 over one year.....................      (4.66)          (7.79)
---------------------------------------------------------------------
---------------------------------------------------------------------

A secondary method used to identify and manage our interest rate risk profile is the static gap analysis. Interest sensitivity gap analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time periods, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.
  Gap analysis has limitations because it cannot measure precisely the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. In addition, a significant portion of our adjustable-rate assets have limits on their maximum yield, whereas most of our interest-bearing liabilities are not subject to these limitations. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different volumes, and certain adjustable-rate assets may reach their yield limits and not reprice.
  The following table presents an analysis of our interest-sensitivity gap position at December 31, 1998. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

MATURITY/RATE SENSITIVITY

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
                                                                           December 31, 1998
                                      -------------------------------------------------------------------------------------------
                                         0-6          7-12          1-3           3-5          5-10         Over
       (Dollars in thousands)           Months       Months        Years         Years        Years       10 Years       Total
--------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
Real estate mortgage loans and
  mortgage-backed securities:
  Adjustable rate...................  $2,853,416   $1,788,776   $ 1,132,504   $    79,343   $    2,980                $ 5,857,019
  Fixed rate........................   1,885,439    1,211,242     3,112,884     1,751,236    1,848,184   $  605,471    10,414,456
Automobile loans....................     495,644      409,689     1,137,850        10,062        4,529        1,615     2,059,389
Retail consumer loans...............   1,164,702      260,834       743,553       472,991      479,247       25,665     3,146,992
Leases..............................      51,724       43,068       186,694       175,432      137,423      139,811       734,152
Corporate banking loans.............     312,212       21,118        59,939        62,413       70,844                    526,526
Investment securities, federal funds
  sold, interest-bearing deposits
  and other interest-earning
  assets............................     486,540       34,515        86,569        59,981          746       17,992       686,343
-------------------------------------------------------------------------------------------------------------------    ----------
        Total.......................   7,249,677    3,769,242     6,459,993     2,611,458    2,543,953      790,554   $23,424,877
-------------------------------------------------------------------------------------------------------------------    ----------
                                                                                                                       ----------
INTEREST-BEARING LIABILITIES:
Deposits:
  Checking, savings and escrow
    accounts........................     169,938      134,547     2,993,519       773,647                             $ 4,071,651

  Money market accounts.............   1,252,923                  1,252,923                                             2,505,846

  Certificates of deposit...........   4,234,807    2,201,026     1,529,148       441,254      202,214        2,811     8,611,260

FHLB advances.......................     877,916      401,300     2,385,569     2,006,240      514,839          254     6,186,118

Reverse repurchase agreements.......     585,024      100,000                                                             685,024

Other borrowings....................       8,401        4,984        19,620         8,300       87,481        1,549       130,335
-------------------------------------------------------------------------------------------------------------------    ----------
        Total.......................   7,129,009    2,841,857     8,180,779     3,229,441      804,534        4,614   $22,190,234
-------------------------------------------------------------------------------------------------------------------    ----------
                                                                                                                       ----------
Excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities......     120,668      927,385    (1,720,786)     (617,983)   1,739,419      785,940
Impact of hedging...................       8,209       (1,306)       (6,359)         (544)
-------------------------------------------------------------------------------------------------------------------
Adjusted interest-sensitivity gap...  $  128,877   $  926,079   $(1,727,145)  $  (618,527)  $1,739,419   $  785,940
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
  interest-earning assets over
  interest-bearing liabilities......  $  128,877   $1,054,956   $  (672,189)  $(1,290,716)  $  448,703   $1,234,643
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Cumulative interest-sensitivity gap
  as a percentage of total assets at
  December 31, 1998.................        .53%        4.31%        (2.75%)       (5.28%)       1.83%        5.05%
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Our goal is to manage our interest rate risk by maintaining the gap between interest-earning assets and interest-bearing liabilities repricing in a one-year period within a range of plus to minus 5% of total assets.

CAPITAL AND DIVIDENDS
Charter One Financial, Charter One Bank and ALBANK Commercial are subject to certain regulatory capital requirements. We believe that as of December 31, 1998, Charter One Financial, Charter One Bank and ALBANK Commercial met all capital requirements to which they are subject. Refer to Note 13 to the Consolidated Financial Statements for an analysis of our regulatory capital.
  On April 22, 1998 the company declared a 2-for-1 stock split in the form of a stock dividend. The dividend was payable on May 20, 1998 to shareholders of record as of May 6, 1998.
  On July 22, 1998, the company approved a 5% stock dividend which was distributed September 30, 1998, to shareholders of record on September 14, 1998. On August 20, 1997, the company approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997. On July 24, 1996, the company approved a 5% stock dividend which was distributed on September 30, 1996 to shareholders of record on September 13, 1996.
  During 1998, the company authorized management to purchase up to 2.5 million shares of our common stock in a systematic program of open market or privately negotiated purchases. We purchased 2.1 million shares of common stock under the buyback program, which was rescinded upon the close of our acquisition of CS Financial. The shares were reissued in connection with the 5% stock dividend and employee benefit plans.
  Our common stock trades on the Nasdaq Stock Market under the symbol COFI. As of March 2, 1999 there were approximately 15,800 shareholders of record.
  Quarterly stock prices and dividends declared are shown in the following table. All prices have been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998.

MARKET PRICE AND DIVIDENDS

------------------------------------------------------------------------
------------------------------------------------------------------------
                           First    Second     Third    Fourth    Total
                          Quarter   Quarter   Quarter   Quarter    Year
------------------------------------------------------------------------
1998
  High..................  $32.44    $34.89    $34.17    $30.56    $34.89
  Low...................   22.86     28.57     21.84     17.63     17.63
  Close.................   31.88     32.09     24.88     27.75     27.75
  Dividends declared and
    paid................     .13       .13       .13       .14       .53
------------------------------------------------------------------------
1997
  High..................  $22.73    $24.49    $27.89    $30.48    $30.48
  Low...................   18.65     19.16     23.36     25.77     18.65
  Close.................   19.90     24.43     26.81     30.06     30.06
  Dividends declared and
    paid................     .11       .11       .11       .12       .45
------------------------------------------------------------------------
------------------------------------------------------------------------

We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations and Charter One Bank's ability to pay dividends to its parent, which in turn will pay dividends to Charter One Financial. Charter One Financial depends significantly upon dividends originating from Charter One Bank to accumulate earnings for payment of cash dividends to our shareholders. See
Note 13 to the Consolidated Financial Statements for a discussion of restrictions on Charter One Bank's ability to pay dividends.

ACCOUNTING AND REPORTING DEVELOPMENTS
A discussion of recently issued accounting pronouncements and their impact on our Consolidated Financial Statements is provided in Note 1 to the Consolidated Financial Statements.

FOURTH QUARTER RESULTS
We reported a net loss of $18.3 million, or $.10 per share, for the fourth quarter of 1998. We had net income of $4.0 million, or $.02 per share, for the fourth quarter of 1997. The primary reason for the loss in the 1998 period relates to an extraordinary loss of $61.7 million in the fourth quarter of 1998. This extraordinary loss related to the refinancing of $2.8 billion of debt as discussed in "Results of Operations -- Extraordinary Item." Both periods were affected by merger-related expenses and the 1997 period also had other special charges. See "Results of Operations" for a discussion of these expenses and other special charges.
  The following table presents summarized quarterly data for each of the years indicated. Earnings per share have been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998.

QUARTERLY FINANCIAL DATA (Unaudited)

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                 1998
                        ------------------------------------------------------
(Dollars in thousands,   First      Second     Third      Fourth      Total
except per share data)  Quarter    Quarter    Quarter    Quarter       Year
------------------------------------------------------------------------------
Total interest
 income..............   $441,923   $440,253   $443,655   $434,540   $1,760,371
Net interest income..    181,081    181,123    180,468    186,400      729,072
Provision for loan and
 lease losses........      6,613      7,155      7,555      8,142       29,465
Net gains............      4,264      4,348      5,813      6,538       20,963
Merger expenses......                                      55,657       55,657
Income before
 extraordinary item..     74,053     79,359     80,230     43,377      277,019
Net income (loss)....     74,053     79,359     80,230    (18,281)     215,361
Basic earnings per
 share:
 Income before
  extraordinary item..       .45        .48        .48        .26         1.67
 Extraordinary item..                                        (.37)        (.37)
 Net income (loss)...        .45        .48        .48       (.11)        1.30
Diluted earnings per
 share:
 Income before
  extraordinary item..       .43        .46        .47        .26         1.62
 Extraordinary item..                                        (.36)        (.36)
 Net income (loss)...   $    .43   $    .46   $    .47   $   (.10)  $     1.26
------------------------------------------------------------------------------
------------------------------------------------------------------------------

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                 1997
                        ------------------------------------------------------
(Dollars in thousands,   First      Second     Third      Fourth      Total
except per share data)  Quarter    Quarter    Quarter    Quarter       Year
------------------------------------------------------------------------------
Total interest
 income..............   $399,708   $410,690   $420,859   $441,323   $1,672,580
Net interest income..    164,050    166,976    167,445    174,513      672,984
Provision for loan and
 lease losses........      6,703      6,676     18,219     16,695       48,293
Net gains (losses)...        671        373      2,024     (5,419)      (2,351)
Merger expenses......                                      60,617       60,617
Income before
 extraordinary item..     61,803     65,032     63,553      6,733      197,121
Net income...........     61,803     65,032     63,553      4,005      194,393
Basic earnings per
 share:
 Income before
  extraordinary item..       .38        .40        .39        .04         1.21
 Extraordinary item..                                        (.02)        (.02)
 Net income..........        .38        .40        .39        .02         1.19
Diluted earnings per
 share:
 Income before
  extraordinary item..       .37        .39        .38        .04         1.17
 Extraordinary item..                                        (.02)        (.02)
 Net income..........   $    .37   $    .39   $    .38   $    .02   $     1.15
------------------------------------------------------------------------------
------------------------------------------------------------------------------

YEAR 2000
State of Y2K Readiness-Preparing for the Year 2000 ("Y2K") is the result of the century date change issue caused by computer systems and related technology which are designed to recognize only the last two digits of a year and may recognize the date change from 12/31/99 to 01/01/00 as January 1, 1900, rather than January 1, 2000. The company has made substantial progress in the implementation of our Y2K plan, which includes the remediation, testing and, if required, the implementation of upgrades or replacements of those systems and equipment which may be impacted by the century date change.
  We have identified the following components of our Y2K project:
  Awareness Phase: Activities to identify the scope of our Y2K project have been completed.
  Inventory Phase: Computer systems and related technology were inventoried and the analysis of potential areas of Y2K risk have been identified and completed.
  Assessment Phase: The Y2K compliance status assessment of computer systems and related technology has been completed. Also, the analysis of risks of major customers, vendors, suppliers of information and electronic data exchange partners has been determined and completed.
  Conversion Phase: The methodology for the conversion of non-Y2K mission critical compliant systems and equipment has been completed.
  Implementation Phase: Mission critical systems and related technology will be upgraded or replaced, where required, and fully tested to ensure their Y2K compliance.
  Post Implementation: Follow-up and the monitoring of the problem resolution of Y2K solutions will be performed through December 31, 1999.
  With the exception of the Advance Loan System ("ALS"), we will test and certify Y2K compliance of all mission critical systems and related technologies by March 31, 1999. ALS, which is used by both our consumer loan department and Charter One Auto Finance for loan servicing, will be in user test certification by March 15, 1999 with anticipated completion by April 30, 1999. Alltel, the software vendor, has certified ALS as being Y2K compliant. We do not believe that there currently is a need to implement an alternative system to ALS, due to the testing not being completed by March 31, 1999.
  The impact of Y2K upon the company has been assessed in all significant areas of its business, including Y2K readiness of the critical systems such as demand deposits, consumer lending, and branch operations. In addition, the impact posed by major customers, vendors, suppliers of information and electronic data exchange partners has been assessed. As these assessments resulted in the identification of specific Y2K exposures, specific action plans were developed to either eliminate or reduce the risk to an acceptable level. These plans have either been, or are in the process of being, implemented.
  As of December 31, 1998, we have successfully completed 80% of our Y2K remediation, testing and implementation for mission critical systems. It is anticipated that 100% of the Y2K remediation and 98% of the testing and implementation for mission critical systems will be completed by March 31, 1999. Finally, it is anticipated that 100% of the testing and implementation for mission critical systems will be completed by April 30, 1999.

  As of December 31, 1998, 50% of the PC computer systems requiring replacement or upgrade have been fixed or replaced. It is anticipated that 75% of the PC computer systems requiring replacement or upgrade will be completed by March 31, 1999, with the balance being completed during the second quarter of 1999.
  In addition, efforts are underway to ensure that ATMs and non-information technology systems, such as branch offices and our other facilities are prepared for Y2K. Thus far, three quarters of our non-Y2K compliant ATM units and facilities equipment, such as telephone switches and security monitoring systems, have been upgraded or replaced with Y2K compliant equipment. Testing and, if required, replacement of ATM units and facilities equipment will be completed by March 31, 1999.
  For most operations, the merger with ALBANK will result in our current operating procedures and systems being implemented in all ALBANK locations; however, the merger has resulted in the addition of both a student loan processing system and an ATM front-end processing system to our inventory of mission critical applications. Currently, there are no additional Y2K issues requiring consideration due to the ALBANK merger. If there are enhancements or changes to be made to our processes, full Y2K testing will be performed prior to their implementation.

Costs to Address Y2K Issues-We estimate the out-of-pocket Y2K initiative to cost approximately $4 million. This will provide for the replacement or upgrade of PC hardware, software and the use of consultants. The cost of internal resources for the Y2K initiative has not been estimated. Other Y2K-related costs are being accounted for as operating expenditures. With the remediation, testing and implementation phases being substantially complete, we believe that there will not be any additional expenses which will have a material impact on the operations, cash flow, or financial condition of future periods.

Risks of Y2K Issues-Corporate-wide efforts have been taken to identify and assess the risk and adequacy of systems and equipment for Y2K readiness. In addition, efforts continue to be made toward Y2K compliance of all systems and equipment that have been deemed critical to continued operations.
  The risk of major customers impacting the company was determined not to be material, as we have a widely diversified portfolio of major customers. To avoid future impact, credit approval procedures for large lending relationships have been implemented which take into account the Y2K risks prior to the loan being approved.
  The Y2K risks presented by vendors and suppliers of information have been assessed and, where applicable, corrective actions taken. These actions ranged from replacement to reducing the risk to an acceptable level.
  Testing with electronic data exchange partners, identified as being critical to continued operations, is scheduled to be completed in the first quarter of 1999. We are participating with the Mortgage Bankers Association and Alltel as part of a nationwide test for several software applications used for mortgage origination and servicing as well as interfacing with third party investors such as Fannie Mae and Ginnie Mae.
  As a result of the above, it is our belief that any of the most reasonably likely worst case Y2K scenarios would not have a material effect on the company. We recognize that if certain government-regulated third-party providers experience significant Y2K failures, the result could create a disruption to our business operations. We have received written assurances from these providers that they will be Y2K compliant, it is our opinion these types of disruptions are unlikely to occur.

Contingency Plan-In the event the onset of Y2K causes business operations or customer service to not properly function or prevents them from completely functioning, we are prepared to implement contingency plans which are continually being refined by the various corporate departments of the company. These contingency plans provide the departments with the ability to implement either alternative computer systems and equipment or manual procedures or outsourcing activities to reduce the potential impact of a Y2K problem upon business operations or customer service.
  In preparation for January 1, 2000, branch offices and corporate departments at the company will finalize preparations for potential failures of computer systems and equipment at branch locations, ATM units and corporate offices. Methods or preparation include setting up alternative systems, manual procedures or outsourcing activities to provide alternative means for servicing customers and processing data.
  We are also addressing global facilities issues such as electrical and heating needs through a systematic review of all locations and, if warranted, the development of contracts with alternate source vendors.
  To ensure Y2K preparedness of branches and corporate departments, training will be performed during the fourth quarter of 1999. This training will furnish our employees with transition procedures to alternative methods of servicing customers and maintaining business activity as needed.

Customer and Employee Awareness-Our marketing department has implemented a series of notifications to our customers via statement inserts. Future plans for increasing customer and employee awareness include a more aggressive campaign in the third and fourth quarters of 1999.

DISCUSSION OF FORWARD-LOOKING STATEMENTS
When used or incorporated by reference in disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including those set forth below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional discussion of factors affecting our business and prospects is contained in our periodic filings with the Securities and Exchange Commission.

Economic Conditions and Real Estate Risk-Our lending operations (exclusive of its mortgage banking and auto finance operations) are primarily concentrated in Ohio, Michigan, New York, Vermont and Massachusetts. As a result, the financial condition and results of operations of the company will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, we may experience higher default rates in its existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, our ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected. As a result, the occurrence of any of these events could affect the accuracy of previously made forward-looking statements.

Interest Rate Risk-We realize income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates. As a result, significant shifts in interest rates could affect the accuracy of previously made forward-looking statements. See MD&A -- "Quantitative and Qualitative Discussion About Market Risk."

Year 2000 Preparedness-As discussed in MD&A -- "Year 2000", we are aware of the importance of preparing for the potential effect the Year 2000 may have on our operations and have taken what we consider to be adequate measures to be prepared. However, there is a possibility that unforeseen factors may have an impact on our operations. If computer systems are not modified in order to be able to identify Y2K, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, we could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances, a failure to adequately address the Y2K issue could adversely affect the viability of our suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on our operations and, in turn, our financial condition and results of operations.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION       Charter One Financial, Inc.

----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
                                                                     December 31,
                                                              --------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998           1997
----------------------------------------------------------------------------------------
ASSETS
Cash and deposits with banks................................  $   334,054    $   312,105
Federal funds sold and other................................       65,453        100,000
----------------------------------------------------------------------------------------
      Total cash and cash equivalents.......................      399,507        412,105
Investment securities:
  Available for sale........................................      253,317        875,818
  Held to maturity (fair value of $42,554 and $67,929)......       42,256         67,684
Mortgage-backed securities:
  Available for sale........................................    2,299,204      1,545,521
  Held to maturity (fair value of $2,716,740 and
    $4,302,157).............................................    2,668,980      4,242,536
Loans and leases, net.......................................   17,502,729     15,521,812
Loans held for sale.........................................      175,107        341,671
Federal Home Loan Bank stock................................      319,993        388,055
Premises and equipment......................................      218,788        215,936
Accrued interest receivable.................................      117,493        138,018
Real estate and other collateral owned......................       18,094         17,711
Loan servicing assets.......................................       90,838         82,361
Goodwill....................................................      158,709        170,752
Other assets................................................      202,240        187,768
----------------------------------------------------------------------------------------
TOTAL ASSETS................................................  $24,467,255    $24,207,748
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
LIABILITIES
Deposits....................................................  $15,165,064    $14,029,725
Federal Home Loan Bank advances.............................    6,186,118      5,437,564
Reverse repurchase agreements...............................      685,024      2,117,621
Other borrowings............................................      130,336        247,511
Advance payments by borrowers for taxes and insurance.......       60,383        159,954
Accrued interest payable....................................       45,584         54,633
Accrued expenses and other liabilities......................      319,634        348,843
----------------------------------------------------------------------------------------
        Total liabilities...................................   22,592,143     22,395,851
----------------------------------------------------------------------------------------
Commitments and contingencies...............................
Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust............................                      50,000
SHAREHOLDERS' EQUITY
Preferred stock -- $.01 par value per share; 20,000,000
  shares authorized and unissued............................
Common stock -- $.01 par value per share; 360,000,000 shares authorized; 165,399,180 and 168,875,195 shares
  issued(1).................................................        1,654          1,689
Additional paid-in capital..................................    1,130,398        888,981
Retained earnings...........................................      704,661        977,147
Less 9,773,297 shares of common stock held in treasury in
  1997, at cost(1)..........................................                    (121,731)
Borrowings of employee investment and stock ownership
  plan......................................................       (5,288)        (7,377)
Accumulated other comprehensive income......................       43,687         23,188
----------------------------------------------------------------------------------------
        Total shareholders' equity..........................    1,875,112      1,761,897
----------------------------------------------------------------------------------------
TOTAL LIABILITIES, CAPITAL SECURITIES, AND SHAREHOLDERS'
  EQUITY....................................................  $24,467,255    $24,207,748
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

(1) As restated for the 2-for-1 stock split issued on May 20, 1998.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                    Charter One Financial, Inc.

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                    1998           1997           1996
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans and leases..........................................  $ 1,311,251    $ 1,154,431    $   994,043
  Mortgage-backed securities:
    Available for sale......................................      137,912         95,439         96,354
    Held to maturity........................................      238,837        342,789        394,888
  Investment securities:
    Available for sale......................................       27,317         45,650         47,996
    Held to maturity........................................        4,110          3,670          4,026
  Other interest-earning assets.............................       40,944         30,601         29,840
-------------------------------------------------------------------------------------------------------
        Total interest income...............................    1,760,371      1,672,580      1,567,147
-------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Deposits..................................................      613,494        595,869        564,199
  FHLB advances.............................................      297,069        233,757        206,946
  Other borrowings..........................................      120,736        169,970        152,395
-------------------------------------------------------------------------------------------------------
        Total interest expense..............................    1,031,299        999,596        923,540
-------------------------------------------------------------------------------------------------------
NET INTEREST INCOME.........................................      729,072        672,984        643,607
Provision for loan and lease losses.........................       29,465         48,293         23,484
-------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................      699,607        624,691        620,123
-------------------------------------------------------------------------------------------------------
OTHER INCOME:
  Retail banking............................................      112,687         82,578         63,418
  Mortgage banking..........................................       61,847         39,383         55,127
  Leasing operations........................................        8,188          8,043          7,421
  Net gains (losses)........................................       20,963         (2,351)         2,178
  Other.....................................................        7,960          1,619          2,056
-------------------------------------------------------------------------------------------------------
        Total other income..................................      211,645        129,272        130,200
-------------------------------------------------------------------------------------------------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits........................      204,788        206,627        191,273
  Net occupancy and equipment...............................       69,870         69,357         60,628
  Federal deposit insurance premiums........................        6,264          6,628         21,138
  Federal deposit insurance special assessment..............                                     66,655
  Merger expenses...........................................       55,657         60,617
  Amortization of goodwill..................................       13,454          9,752          7,697
  Other administrative expenses.............................      142,480        119,175        112,937
-------------------------------------------------------------------------------------------------------
        Total administrative expenses.......................      492,513        472,156        460,328
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...........      418,739        281,807        289,995
Income taxes................................................      141,720         84,686         95,303
-------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM............................      277,019        197,121        194,692
EXTRAORDINARY ITEM, NET OF TAX BENEFIT OF $33,200 AND
  $1,468....................................................       61,658          2,728
-------------------------------------------------------------------------------------------------------
NET INCOME..................................................  $   215,361    $   194,393    $   194,692
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Basic earnings per share(1):
  Income before extraordinary item..........................  $      1.67    $      1.21    $      1.18
  Extraordinary item........................................         (.37)          (.02)
-------------------------------------------------------------------------------------------------------
NET INCOME..................................................  $      1.30    $      1.19    $      1.18
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Diluted earnings per share(1):
  Income before extraordinary item..........................  $      1.62    $      1.17    $      1.12
  Extraordinary item........................................         (.36)          (.02)
-------------------------------------------------------------------------------------------------------
NET INCOME..................................................  $      1.26    $      1.15    $      1.12
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Average common shares outstanding(1)........................  165,508,690    163,280,283    163,141,650
Average common and common equivalent shares
  outstanding(1)............................................  170,738,041    169,188,591    173,949,225
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

(1) Average shares and per share data has been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued
    May 20, 1998.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY      Charter One Financial, Inc.

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                Accumulated
                                                                     Additional                                    Other
                                               Preferred   Common      Paid-In      Retained      Treasury     Comprehensive
(Dollars in thousands, except per share data)    Stock      Stock      Capital      Earnings        Stock         Income
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996................        $ 2,989    $ 1,548   $   642,732   $ 1,054,056   $   (89,521)    $  7,903
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                                                                           (8,764)
  Net income............................                                               194,692
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                                               194,692                     (8,764)
5% stock dividend.......................                        46       112,490      (148,784)       36,248
Purchase of 11,756,131 shares of treasury
  stock.................................                                                            (160,948)
EISOP loan repayment....................                                      60
Cash dividends:
  Common ($.39 per share)(1)............                                               (54,560)
  Preferred ($.51 per share)............                                                (2,600)
Issuance of common shares:
  Conversion of 3,000,000 preferred shares to
    2,200,000 newly issued common shares and
    7,000,000 common shares from treasury...     (2,989)        22       (82,817)                     85,766
  Stock option plans, 1,556,634 shares...                        4         3,537        (7,058)       12,865
Other...................................                                     898
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996..............                     1,620       676,900     1,035,746      (115,590)        (861)
  Adjustment to convert RCSB Financial, Inc.
    to a calendar year end(2)...........                                      12           691        (4,992)          61
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997................                     1,620       676,912     1,036,437      (120,582)        (800)
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                                                                           23,988
  Net income............................                                               194,393
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                                               194,393                     23,988
5% stock dividend.......................                        62       177,656      (177,978)           24
Purchase of 3,200,333 shares of treasury
  stock.................................                                                             (51,325)
EISOP loan repayment....................
Dividends paid ($.45 per share)(1)......                                               (63,075)
Issuance of common shares:
  Acquisition, 1,899,022 shares.........                        18        55,528
  Stock option plans, 2,160,832 shares...                        6         5,073       (12,630)       22,011
Other...................................                       (17)      (26,188)                     28,141
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997..............                     1,689       888,981       977,147      (121,731)      23,188
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                                                                           20,499
  Net income............................                                               215,361
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                                               215,361                     20,499
5% stock dividend.......................                        26        68,746      (163,122)       94,263
Purchase of 2,051,442 shares of treasury
  stock.................................                                                             (60,666)
EISOP loan repayment....................
Dividends paid ($.53 per share)(1)......                                               (80,742)
Treasury stock cancelled................                       (63)      166,079      (230,284)       64,268
Issuance of common shares:
  Stock option plans, 2,097,518 shares...                        2         4,823       (13,699)       24,474
Other...................................                                   1,769                        (608)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998..............        $          $ 1,654   $ 1,130,398   $   704,661   $               $ 43,687
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------  -------------------------
---------------------------------------------  -------------------------
                                               Borrowings
                                               of Employee
                                               Investment
                                                and Stock
                                                Ownership
(Dollars in thousands, except per share data)     Plan          Total
---------------------------------------------  -------------------------
Balance, January 1, 1996................        $ (13,093)   $ 1,606,614
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                          (8,764)
  Net income............................                         194,692
-------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                         185,928
5% stock dividend.......................
Purchase of 11,756,131 shares of treasury
  stock.................................                        (160,948)
EISOP loan repayment....................            3,381          3,441
Cash dividends:
  Common ($.39 per share)(1)............                         (54,560)
  Preferred ($.51 per share)............                          (2,600)
Issuance of common shares:
  Conversion of 3,000,000 preferred shares to
    2,200,000 newly issued common shares and
    7,000,000 common shares from treasury...                         (18)
  Stock option plans, 1,556,634 shares...                          9,348
Other...................................                             898
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996..............           (9,712)     1,588,103
  Adjustment to convert RCSB Financial, Inc.
    to a calendar year end(2)...........               62         (4,166)
----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997................           (9,650)     1,583,937
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                          23,988
  Net income............................                         194,393
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                         218,381
5% stock dividend.......................                            (236)
Purchase of 3,200,333 shares of treasury
  stock.................................                         (51,325)
EISOP loan repayment....................            2,273          2,273
Dividends paid ($.45 per share)(1)......                         (63,075)
Issuance of common shares:
  Acquisition, 1,899,022 shares.........                          55,546
  Stock option plans, 2,160,832 shares...                         14,460
Other...................................                           1,936
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997..............           (7,377)     1,761,897
Comprehensive income:
  Change in net unrealized gain (loss) on
    securities, net of tax and
    reclassification adjustment.........                          20,499
  Net income............................                         215,361
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                         235,860
5% stock dividend.......................                             (87)
Purchase of 2,051,442 shares of treasury
  stock.................................                         (60,666)
EISOP loan repayment....................            2,089          2,089
Dividends paid ($.53 per share)(1)......                         (80,742)
Treasury stock cancelled................
Issuance of common shares:
  Stock option plans, 2,097,518 shares...                         15,600
Other...................................                           1,161
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998..............        $  (5,288)   $ 1,875,112
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

(1) Restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998.
(2) RCSB Financial, Inc. reported on a fiscal year end November 30th. Adjustment reflects RCSB Financial activity for the month of December 1996.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS                Charter One Financial, Inc.

-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                              -----------------------------------------
                   (DOLLARS IN THOUSANDS)                        1998           1997           1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   215,361    $   194,393    $   194,692
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan and lease losses.....................       29,465         48,293         23,484
    Net (gains) losses......................................      (11,027)        15,101         (6,361)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net.........       73,039         66,549         46,611
    Origination of real estate loans held for sale..........   (2,069,929)    (1,747,444)    (1,564,902)
    Proceeds from sale of loans held for sale...............    2,059,994      1,739,649      1,551,653
    Loss on extinguishment of debt..........................       94,858          4,196
    Other...................................................      (54,432)        22,842         24,122
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities...................      337,329        343,579        269,299
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal disbursed on loans and leases.................   (3,620,357)    (2,235,199)    (1,992,065)
Proceeds from principal repayments and maturities of:
  Mortgage-backed securities held to maturity...............    1,573,038        933,209        978,643
  Investment securities held to maturity....................                      71,691         70,538
  Mortgage-backed securities available for sale.............      379,161         56,504         28,123
  Investment securities available for sale..................      790,835        331,424        385,850
Proceeds from sale of:
  Mortgage-backed securities held to maturity...............                     128,009         71,226
  Mortgage-backed securities available for sale.............      829,774         14,670        911,549
  Investment securities available for sale..................          365        243,922        298,506
  Federal Home Loan Bank stock..............................      126,806         39,207          9,000
  Loan servicing assets.....................................       13,937         29,699         23,705
Purchases of:
  Mortgage-backed securities held to maturity...............       (1,039)          (469)    (1,050,182)
  Mortgage-backed securities available for sale.............     (125,875)       (24,685)       (17,921)
  Investment securities held to maturity....................                     (50,327)       (25,678)
  Investment securities available for sale..................     (132,485)    (1,023,553)      (391,357)
  Loans.....................................................      (29,413)      (312,095)      (229,434)
  Federal Home Loan Bank stock..............................      (38,726)      (138,660)       (32,902)
  Loan servicing assets, including those originated.........      (36,767)        (5,835)       (49,920)
Net cash and cash equivalents received in connection with
  acquisitions..............................................                     451,598        669,731
Other.......................................................      (63,810)       (48,277)       (24,042)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities.......................     (334,556)    (1,539,167)      (366,630)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings.......................   (1,962,472)    (1,331,517)      (795,336)
Proceeds from long-term borrowings..........................    5,916,587      6,745,773      3,320,655
Repayments of long-term borrowings..........................   (4,880,315)    (3,843,829)    (2,844,756)
Increase (decrease) in, net of acquisitions:
  Deposits..................................................    1,135,694       (314,402)       199,587
  Advance payments by borrowers for taxes and insurance.....      (99,571)        23,960        (27,705)
Payment of dividends on common stock........................      (80,829)       (62,385)       (53,655)
Payment of dividends on preferred stock.....................                                     (3,908)
Proceeds from issuance of common stock......................        3,760          5,079          1,392
Purchase of treasury stock, net of options exercised........      (47,665)       (42,783)      (153,627)
Other.......................................................         (560)        (3,845)
-------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities.........      (15,371)     1,176,051       (357,353)
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents...................      (12,598)       (19,537)      (454,684)
Cash and cash equivalents, beginning of year................      412,105        403,479        858,163
Adjustment to convert RCSB to a calendar year end...........                      28,163
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year......................  $   399,507    $   412,105    $   403,479
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of Charter One Financial, Inc., ("Charter One" or the "Company"), a bank holding company, ALBANK Commercial, and Charter One Bank, F.S.B. (jointly the "Bank"), conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant accounting policies follows:

Nature of Operations-Headquartered in Cleveland, Ohio, Charter One Financial, Inc. is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with its November 30, 1998 acquisition of ALBANK Financial Corporation ("ALBANK"), which included its acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc., a Michigan Corporation, and ALBANK Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B. The Company's principal line of business is consumer banking which includes retail banking, mortgage banking and other related financial services. Retail banking provides a full range of deposit products, consumer loans, business lending and commercial real estate loans.

Basis of Presentation-The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 1997 and 1996 have been reclassified to conform to the 1998 presentation. Financial data for all prior periods has been restated to reflect the 1998 mergers with ALBANK and CS Financial Corporation ("CS Financial"). Both mergers were accounted for as a pooling of interests. Cash dividends per common share are those of Charter One declared prior to the mergers with ALBANK and CS Financial.
  The restatement for the 1997 merger with RCSB Financial, Inc. ("RCSB") was accomplished by combining RCSB's November 30, 1997 fiscal year financial information with the Company's December 31, 1997 calendar year financial information. In 1997, RCSB's fiscal year was conformed to the Company's calendar year. As a result of conforming fiscal periods, the Company's Consolidated Statements of Shareholders' Equity reflects an adjustment to equity representing RCSB's change in equity for the month of December 1997.
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities-Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading would be carried at estimated fair value with the unrealized holding gain or loss recorded in the statement of income. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders' equity. Securities classified as held to maturity are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Security sales are recorded on a trade date basis.

Loans-Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.
  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances. For balance sheet presentation, the balances are presented net of deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Discounts and premiums are accreted or amortized using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Unamortized net fees or costs are recognized upon early repayment of the loans. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses.
  A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0 and principal recovery is in doubt. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $500,000 to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of generally accepted accounting principles.
  Loans and leases considered to be nonperforming include nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days, and restructured loans. A loan, including an impaired loan, is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired but remain on accrual status when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management's judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms). Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management's judgment, the borrower has the ability and intent to make periodic interest and principal payments. In 1998, the Company changed the accrual policy on one-to-four family loans to stop accruing on loans delinquent 90 or more days. The change in the accrual policy did not have a material impact on interest income. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or other terms due to the inability of the borrower to meet the obligation under the original terms. The Bank charges off principal at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased.

Lease Accounting-The Company classifies leases at the inception of the lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." Estimated residual values are reviewed at least annually and reduced if necessary.

Direct Financing Leases -- At lease inception, the present values of future rentals and of the residual are recorded as net investment in direct financing leases. Unearned interest income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

Sales-Type Leases -- At the inception of the lease, the present value of future rentals is recorded as equipment sales. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

Leveraged Leases -- Income on leveraged leases is recognized on a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.

Initial Direct Costs -- Sales commissions and other direct costs incurred in direct financing leases are capitalized and recorded as part of the net investment in leases and are amortized over the lease term.

Allowance for Loan and Lease Losses-The allowance for loan and lease losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Provisions for loan and lease losses are based on management's review of the historical loan and lease loss experience and such other factors which, in management's judgment, deserve consideration under existing economic conditions in estimating potential credit losses.
  In determining the adequacy of the allowance for loan and lease losses, on a quarterly basis management reviews and evaluates the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Bank. Once a review is completed, the need for a specific reserve is determined by senior management and allocated to the loan. Other loans not specifically reviewed by management are evaluated using the historical charge-off experience ratio calculated by type of loan. The historical charge-off ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors which may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan and lease losses, consideration is given to geographic concentration and the closely associated effect changing economic conditions have on the Bank's customers.

Premises and Equipment-Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.

Loan Servicing Assets-Loan servicing assets are accounted for under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which became effective January 1, 1997. SFAS No. 125, which is applied prospectively from its effective date, did not significantly change the Company's accounting for loan servicing assets. The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined by reference to recent trades of comparable servicing rights, or is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 1998 and 1997, virtually all such recorded assets relate to residential mortgage loans. Loan servicing assets are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. SFAS No. 125 also requires capitalized loan servicing assets to be stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

Off-Balance-Sheet Financial Instruments-Interest rate risk management instruments used in asset/liability management activities are accounted for using the accrual method. Derivatives are utilized by the Company for hedging purposes and not for trading. The net interest received or paid on these instruments is recognized over the lives of the respective contracts as an adjustment to interest expense. Gains and losses on terminated agreements are deferred and amortized to interest expense over the remaining original term of the applicable agreement. If the assigned liability is eliminated, the gain or loss on the terminated agreement is recognized immediately.
  The Bank's residential mortgage banking subsidiary, Charter One Mortgage Corp. ("COMC"), enters into forward contracts for the sale of mortgage-backed securities for the purpose of hedging its portfolio of closed loans held for sale and its pipeline of loans expected to close. As loans are closed, they are typically pooled and securitized with the resulting security delivered to national securities firms at prices specified in the forward contracts. Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts. Unrealized gains and losses on the forward contracts are included in cost values used in adjusting the carrying value of loans held for sale to the lower of cost or market value. Realized gains and losses and adjustments to the lower of cost or market value are included in mortgage banking noninterest income in the Consolidated Statements of Income.
  In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

Real Estate Owned-Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

Goodwill-Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition and is being amortized using the straight-line method over 15 years or less. Management periodically reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations.

Loan Fees-Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank's experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

Income Taxes-Income taxes have been provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company files a consolidated Federal income tax return.

Consolidated Statements of Cash Flows-For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the on-balance-sheet assets or liabilities hedged.

Stock Split and Dividends-On April 22, 1998 the Company declared a 2-for-1 stock split in the form of a stock dividend. The dividend was payable on May 20, 1998 to shareholders of record as of May 6, 1998.
  On July 22, 1998, the Board of Directors of the Company approved a 5% stock dividend which was distributed September 30, 1998, to shareholders of record on September 14, 1998. On August 20, 1997, the Directors of the Company approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997. On July 24, 1996, the Directors of the Company approved a 5% stock dividend which was distributed on September 30, 1996 to shareholders of record on September 13, 1996.

Earnings Per Share-Basic earnings per share ("EPS") is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998.

Comprehensive Income-In accordance with SFAS No. 130, reclassification adjustments have been determined for all components of other comprehensive income reported in the Company's Consolidated Statements of Shareholders' Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

-----------------------------------------------------------------
-----------------------------------------------------------------
                                          Year Ended December 31,
                                    -----------------------------
(Dollars in thousands)                  1998      1997       1996
-----------------------------------------------------------------
Other comprehensive income, before
  tax:
  Net unrealized holding gain
    (loss) on securities..........  $ 51,343   $36,278   $(10,027)
  Reclassification adjustment for
    (gains) losses included in net
    income........................   (19,806)      626     (3,456)
-----------------------------------------------------------------
Other comprehensive income (loss),
  before tax......................    31,537    36,904    (13,483)
Income tax expense (benefit)
  related to items of other
  comprehensive income............    11,038    12,916     (4,719)
-----------------------------------------------------------------
    Other comprehensive income,
      net of tax..................  $ 20,499   $23,988   $ (8,764)
-----------------------------------------------------------------
-----------------------------------------------------------------

New Accounting Standards-On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public enterprise report financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Information required to be disclosed includes segment profit or loss, certain specific revenue and expense items, segment assets and certain other information. The adoption of the statement did not change the Company's segment reporting. The Company continues to report its operations as one segment, consumer banking.
  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and derivatives utilized for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for financial statements for years beginning after June 15, 1999. Management has not completed the process of evaluating this statement and therefore has not determined the impact that adopting this statement will have on its financial position and results of operations.
  In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. It is effective for the first fiscal quarter beginning after December 15, 1998. Management has not completed the process of evaluating this statement and has therefore not determined the impact that adopting this statement will have on its financial position and results of operations.

2. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
The tables below sets forth the Company's business combinations and asset acquisitions during the past three years.

BUSINESS COMBINATIONS

-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
                                          Consideration
                                     ------------------------
                                                   Common         Method
                           Date                    Shares           of       Goodwill
(Dollars in thousands)  Completed      Cash       Issued(1)     Accounting   Recorded
-------------------------------------------------------------------------------------
ALBANK...............   11/30/1998               30,479,758       Pooling
CS Financial.........   10/16/1998                2,131,500       Pooling
RCSB.................    10/3/1997               27,008,352       Pooling
Haverfield
 Corporation(2)......    9/19/1997                1,899,022      Purchase    $26,000
Marble Financial
 Corporation(2)......     1/3/1996   $61,000                     Purchase     20,100
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

(1) Restated to reflect the 2-for-1 stock split issued May 20, 1998.

(2) Operations of Haverfield and Marble have been included in the Company's consolidated statements of income from the respective dates of acquisition.

BRANCH PURCHASES

----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
                                          Date      Deposits    Loans     Goodwill
(Dollars in thousands)      Branches   Completed    Assumed    Acquired   Recorded
----------------------------------------------------------------------------------
Key Bank..................     35      11/10/1997   $540,900   $ 52,200   $40,600
Green Mountain Bank.......      6       9/27/1997    107,700    108,400     8,200
First Nationwide..........     21       6/28/1996    796,700               57,000
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

On November 30, 1998, Charter One merged with ALBANK, a publicly-traded bank holding company headquartered in Albany, New York with $4.2 billion in assets (the "ALBANK Merger"). The ALBANK Merger was effected through the issuance of
2.268 shares of Company common stock for each share of ALBANK common stock resulting in the issuance of 30,479,758 shares of Company common stock.
  On October 16, 1998, the Company acquired CS Financial, a privately-owned thrift holding company headquartered in Cleveland, Ohio with $393.9 million in assets (the "CS Financial Merger"). The CS Financial merger was completed by exchanging 2,131,500 shares of Charter One's common stock for all of the outstanding shares of CS Financial.
  The contributions of ALBANK and CS Financial to consolidated total income and net income for the periods prior to the mergers and after reclassifications to conform presentation are as follows:

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                    Total Income                             Net Income
                       ---------------------------------------   -----------------------------------
                        January 1,           Year Ended           January 1,         Year Ended
(Dollars                  1998 to           December 31,            1998 to         December 31,
in                     September 30,   -----------------------   September 30,   -------------------
thousands)                 1998           1997         1996          1998          1997       1996
----------------------------------------------------------------------------------------------------
Company..............   $1,221,886     $1,488,498   $1,410,120     $200,640      $148,409   $167,427
ALBANK...............      234,032        284,662      260,680       30,923        43,424     26,207
CS Financial.........       23,225         28,692       26,547        2,079         2,560      1,058
----------------------------------------------------------------------------------------------------
Total................   $1,479,143     $1,801,852   $1,697,347     $233,642      $194,393   $194,692
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Total assets and shareholders' equity of ALBANK as of November 30, 1998 (unaudited) were $4.2 billion and $393.4 million, respectively. Total assets and shareholders' equity of CS Financial as of October 16, 1998 (unaudited) were $393.9 million and $31.0 million, respectively. Additionally, ALBANK paid cash dividends on common stock of $12,093,000, $8,117,000, and $6,210,000 in 1998,
1997, and 1996, respectively. CS Financial paid cash dividends on common stock of $404,000, $340,000, and $303,000 in 1998, 1997, and 1996, respectively.
  On October 3, 1997, Charter One combined with RCSB (the "Rochester Merger"). The Rochester Merger was effected through the issuance of .91 shares of Company common stock for each share of Rochester common stock resulting in the issuance of 27,008,352 shares of Company common stock.

The following table reconciles merger-related charges in 1998 and 1997 between cash, noncash and accrual activity.

------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
                                  1997                               1998
                       ---------------------------   -------------------------------------
                                                     Charges
(Dollars in            Period               Total      to      Period               Total
thousands)              Cost     Accrual   Expense   Accrual    Cost     Accrual   Expense
------------------------------------------------------------------------------------------
Cash:
 Direct severance and
 termination costs...  $ 6,518   $11,940   $18,458   $10,785   $ 2,690   $12,473   $15,163
 Premises and
 equipment...........              4,080     4,080     4,080               2,058     2,058
 Professional fees...    7,468               7,468               8,447     3,405    11,852
 Conversion and
 other...............    3,218     6,935    10,153     5,086     1,031     5,536     6,567
------------------------------------------------------------------------------------------
 Total cash..........   17,204    22,955    40,159    19,951    12,168    23,472    35,640
------------------------------------------------------------------------------------------
Non-cash:
 Write-off of
 discontinued
 assets..............   17,986              17,986              17,310              17,310
 Conversion and
 other...............    2,472               2,472               2,707               2,707
------------------------------------------------------------------------------------------
 Total non-cash......   20,458              20,458              20,017              20,017
------------------------------------------------------------------------------------------
 Total merger-
  related charges....  $37,662   $22,955   $60,617   $19,951   $32,185   $23,472   $55,657
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

3. INVESTMENT SECURITIES
Investment securities at December 31, 1998 and 1997, were summarized as follows:

-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                         December 31, 1998
                           ----------------------------------------------
                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
(Dollars in thousands)       Cost        Gains        Losses      Value
-------------------------------------------------------------------------
Available for Sale:
 U.S. Treasury and agency
  securities.............  $ 41,175     $ 7,824                  $ 48,999
 Corporate notes and
  commercial paper.......   133,143       2,378        $  1       135,520
 Other...................    60,135       8,817         154        68,798
-------------------------------------------------------------------------
   Total investment
    securities available
    for sale.............   234,453      19,019         155       253,317
-------------------------------------------------------------------------
Held to Maturity:
 U.S. Treasury and agency
  securities.............    35,932         241                    36,173
 Other...................     6,324          58           1         6,381
-------------------------------------------------------------------------
   Total investment
    securities held to
    maturity.............    42,256         299           1        42,554
-------------------------------------------------------------------------
Total....................  $276,709     $19,318        $156      $295,871
-------------------------------------------------------------------------
-------------------------------------------------------------------------

                                         December 31, 1997
                           ----------------------------------------------
                                         Gross        Gross
                           Amortized   Unrealized   Unrealized     Fair
(Dollars in thousands)       Cost        Gains        Losses      Value
-------------------------------------------------------------------------
Available for Sale:
 U.S. Treasury and agency
  securities.............  $619,459     $ 1,037        $ 71      $620,425
 Corporate notes and
  commercial paper.......   198,577       6,867         153       205,291
 Other...................    42,557       7,562          17        50,102
-------------------------------------------------------------------------
   Total investments
    available for sale...   860,593      15,466         241       875,818
-------------------------------------------------------------------------
Held to Maturity:
 U.S. Treasury and agency
  securities.............    56,845         230           1        57,074
 Corporate notes and
  commercial paper.......       219                                   219
 Other...................    10,620          35          19        10,636
-------------------------------------------------------------------------
   Total investments held
    to maturity..........    67,684         265          20        67,929
-------------------------------------------------------------------------
Total....................  $928,277     $15,731        $261      $943,747
-------------------------------------------------------------------------
-------------------------------------------------------------------------

The weighted average interest rate on investment securities was 6.30% and 6.59% at December 31, 1998 and 1997, respectively.
  Investment securities by contractual maturity, repricing or expected call date are shown below:

------------------------------------------------------------------
------------------------------------------------------------------
                                          December 31, 1998
                                   -------------------------------
                                                          Weighted
                                   Amortized     Fair     Average
(Dollars in thousands)               Cost       Value       Rate
------------------------------------------------------------------
Due in one year or less..........  $121,724    $130,522     5.77%
Due after one year through two
  years..........................    81,240      82,980     6.92
Due after two years through five
  years..........................    54,980      56,345     6.42
Due after five years through ten
  years..........................       646         697     6.42
Due after ten years..............    18,119      25,327     6.70
------------------------------------------------------------------
Total............................  $276,709    $295,871     6.30%
------------------------------------------------------------------
------------------------------------------------------------------

At December 31, 1998 and 1997, total adjustable-rate investment securities were $11 million and $8.2 million, respectively.
  Gains on sales were $196,000, $485,000 and $715,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Losses on sales were $269,000 and $2.0 million for the years ended December 31, 1997 and 1996, respectively. No losses on sales were realized during the year ended December 31, 1998.

4. MORTGAGE-BACKED SECURITIES
Mortgage-backed securities at December 31, 1998 and 1997 were as follows:

---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                          December 31, 1998
                          -------------------------------------------------
                                         Gross        Gross
                          Amortized    Unrealized   Unrealized      Fair
(Dollars in thousands)       Cost        Gains        Losses       Value
---------------------------------------------------------------------------
Available for Sale;
Participation
 certificates:
  Government agency
   issues:
   FNMA.................  $1,027,617    $ 26,942     $ 1,235     $1,053,324
   FHLMC................     138,480       2,097         304        140,273
   GNMA.................       3,047         280                      3,327
 Collateralized mortgage
  obligations:
  Government agency
   issues:
   FNMA.................     248,486       6,752                    255,238
   FHLMC................     331,646       6,058          46        337,658
   GNMA.................       9,332          42                      9,374
  Private issues........     488,215      12,243         448        500,010
---------------------------------------------------------------------------
   Total mortgage-backed
    securities available
    for sale............   2,246,823      54,414       2,033      2,299,204
---------------------------------------------------------------------------
Held to Maturity:
Participation
 certificates:
  Government agency
   issues:
   FNMA.................     741,828      14,478         497        755,809
   FHLMC................     285,131       8,719          20        293,830
   GNMA.................     132,066       2,887           1        134,952
  Private issues........     219,256       1,590       2,394        218,452
 Collateralized mortgage
  obligations:
  Government agency
   issues:
   FNMA.................     261,528      11,116         216        272,428
   FHLMC................     126,279       3,886          58        130,107
  Private issues........     902,892      10,801       2,531        911,162
---------------------------------------------------------------------------
     Total
      mortgage-backed
      securities held to
      maturity..........   2,668,980      53,477       5,717      2,716,740
---------------------------------------------------------------------------
Total...................  $4,915,803    $107,891     $ 7,750     $5,015,944
---------------------------------------------------------------------------
---------------------------------------------------------------------------

---------------------------------------------------------------------------
---------------------------------------------------------------------------
                                          December 31, 1997
                          -------------------------------------------------
                                         Gross        Gross
                          Amortized    Unrealized   Unrealized      Fair
(Dollars in thousands)       Cost        Gains        Losses       Value
---------------------------------------------------------------------------
Available for Sale:
Participation
  certificates:
  Government agency
   issues:
   FNMA.................  $  223,936    $  1,544     $   789     $  224,691
   FHLMC................     232,914       1,554       1,517        232,951
   GNMA.................       4,801         405                      5,206
  Private issues........       1,273          33                      1,306
Collateralized mortgage
  obligations:
  Government agency
   issues:
   FNMA.................     258,271       6,423                    264,694
   FHLMC................     352,318       8,509          95        360,732
  Private issues........     446,181      10,088         328        455,941
---------------------------------------------------------------------------
     Total
      mortgage-backed
      securities
      available for
      sale..............   1,519,694      28,556       2,729      1,545,521
---------------------------------------------------------------------------
Held to Maturity:
Participation
  certificates:
  Government agency
   issues:
   FNMA.................   1,013,757      16,817          56      1,030,518
   FHLMC................     440,127      16,363          25        456,465
   GNMA.................     180,171       5,517           2        185,686
  Private issues........     316,056       3,473       1,334        318,195
Collateralized mortgage
  obligations:
  Government agency
   issues:
   FNMA.................     361,235      12,060       1,308        371,987
   FHLMC................     177,113       5,572       1,265        181,420
  Private issues........   1,754,077      13,131       9,322      1,757,886
---------------------------------------------------------------------------
     Total
      mortgage-backed
      securities held to
      maturity..........   4,242,536      72,933      13,312      4,302,157
---------------------------------------------------------------------------
Total...................  $5,762,230    $101,489     $16,041     $5,847,678
---------------------------------------------------------------------------
---------------------------------------------------------------------------

In 1997, the Bank reclassified $4.8 million of mortgage-backed securities from held to maturity to available for sale in response to significant deterioration in the issuer's creditworthiness uncovered during a routine review of the portfolio. Subsequently, the security was sold for a loss of $371,000.
  In 1997, the Bank sold $127.4 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A $2.3 million gain was recorded on the sale.
  Sales of mortgage-backed securities available for sale and held to maturity resulted in gains of $19.7 million in 1998, $3.2 million in 1997 and $7.5 million in 1996. Losses, including write-downs to fair value, were $89,000 in 1998, $2.9 million in 1997 and $5.3 million in 1996.
Mortgage-backed securities are classified by type of interest payment as follows:

---------------------------------------------------------------
---------------------------------------------------------------
                                    December 31, 1998
                           ------------------------------------
                                                       Weighted
                           Amortized        Fair       Average
(Dollars in thousands)        Cost         Value         Rate
---------------------------------------------------------------
Available for Sale:
Adjustable rate:
 Participation
   certificates........    $  102,304    $  104,582        6.77%
 Collateralized
   mortgage
   obligations.........       981,343     1,005,868        6.69
---------------------------------------------------------------
  Total adjustable
   rate................     1,083,647     1,110,450        6.70
---------------------------------------------------------------
Fixed rate:
 Participation
  certificates.........     1,066,840     1,092,342        6.87
 Collateralized
  mortgage
  obligations..........        96,336        96,412        6.36
---------------------------------------------------------------
  Total fixed rate.....     1,163,176     1,188,754        6.83
---------------------------------------------------------------
   Total available for
    sale...............     2,246,823     2,299,204        6.76
---------------------------------------------------------------
Held to Maturity:
Adjustable rate:
 Participation
  certificates.........       547,989       553,287        6.92
 Collateralized
  mortgage
  obligations..........       278,841       294,788        7.30
---------------------------------------------------------------
  Total adjustable
   rate................       826,830       848,075        7.05
---------------------------------------------------------------
Fixed rate:
 Participation
  certificates.........       830,292       849,756        7.30
 Collateralized
  mortgage
  obligations..........     1,011,858     1,018,909        6.65
---------------------------------------------------------------
  Total fixed rate.....     1,842,150     1,868,665        6.94
---------------------------------------------------------------
   Total held to
    maturity...........     2,668,980     2,716,740        6.98
---------------------------------------------------------------
Total..................    $4,915,803    $5,015,944        6.88%
---------------------------------------------------------------
---------------------------------------------------------------

                                    December 31, 1997
                           ------------------------------------
                                                       Weighted
                           Amortized        Fair       Average
(Dollars in thousands)        Cost         Value         Rate
---------------------------------------------------------------
Available for Sale:
Adjustable rate:
 Participation
   certificates........    $   95,887    $   96,350        6.87%
 Collateralized
   mortgage
   obligations.........     1,037,909     1,062,903        7.31
---------------------------------------------------------------
  Total adjustable
   rate................     1,133,796     1,159,253        7.27
---------------------------------------------------------------
Fixed rate:
 Participation
  certificates.........       367,037       367,804        6.62
 Collateralized
  mortgage
  obligations..........        18,861        18,464        5.80
---------------------------------------------------------------
  Total fixed rate.....       385,898       386,268        6.58
---------------------------------------------------------------
   Total available for
    sale...............     1,519,694     1,545,521        7.10
---------------------------------------------------------------
Held to Maturity:
Adjustable rate:
 Participation
  certificates.........       792,765       809,726        7.18
 Collateralized
  mortgage
  obligations..........       326,864       345,824        7.76
---------------------------------------------------------------
  Total adjustable
   rate................     1,119,629     1,155,550        7.35
---------------------------------------------------------------
Fixed rate:
 Participation
  certificates.........     1,157,346     1,181,138        7.36
 Collateralized
  mortgage
  obligations..........     1,965,561     1,965,469        6.93
---------------------------------------------------------------
  Total fixed rate.....     3,122,907     3,146,607        7.09
---------------------------------------------------------------
   Total held to
    maturity...........     4,242,536     4,302,157        7.16
---------------------------------------------------------------
Total..................    $5,762,230    $5,847,678        7.14%
---------------------------------------------------------------
---------------------------------------------------------------

Adjustable-rate mortgage-backed securities are further classified by type of repricing index as follows:

------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
                                                                      December 31, 1998
                                                              ----------------------------------
                                                                                        Weighted
                                                              Amortized       Fair      Average
(Dollars in thousands)                                           Cost        Value        Rate
------------------------------------------------------------------------------------------------
Available for Sale:
 Participation certificates:
   One-year constant maturity treasury......................  $  102,304   $  104,582       6.77%
 Collateralized mortgage obligations:
  One-month LIBOR...........................................     971,200      995,911       6.68
  Other.....................................................      10,143        9,957       7.32
------------------------------------------------------------------------------------------------
   Total adjustable rate available for sale.................   1,083,647    1,110,450       6.70
------------------------------------------------------------------------------------------------
Held to Maturity:
 Participation certificates:
  One-year constant maturity treasury.......................     261,064      265,898       7.03
  FHLB 11th District cost of funds..........................     220,390      218,281       6.55
  Other.....................................................      66,535       69,108       7.68
 Collateralized mortgage obligations:
  One-month LIBOR...........................................     271,697      287,578       7.30
  Other.....................................................       7,144        7,210       7.12
------------------------------------------------------------------------------------------------
   Total adjustable rate held to maturity...................     826,830      848,075       7.05
------------------------------------------------------------------------------------------------
Total adjustable rate.......................................  $1,910,477   $1,958,525       6.85%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

  The weighted average lifetime cap rate of the adjustable-rate participation certificate portfolio and the adjustable-rate collateralized mortgage obligation portfolio was 12.06% and 9.22%, respectively, at December 31, 1998.

5. LOANS AND LEASES

Loans and leases consist of the following:

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                 At December 31,
                            -----------------------------------------------------------------------------------------
                                    1998                   1997                   1996                   1995
                            --------------------   --------------------   --------------------   --------------------
                                           % of                   % of                   % of                   % of
(Dollars in thousands)        Amount      Total      Amount      Total      Amount      Total      Amount      Total
---------------------------------------------------------------------------------------------------------------------
Real estate mortgage
  loans:
  Permanent:
    One-to-four family....  $10,062,252     57.5%  $10,212,830     65.8%  $ 8,736,198     68.2%  $ 7,604,973     70.7%
    Multifamily...........      229,150      1.3       288,920      1.9       335,714      2.6       406,030      3.8
    Commercial............      477,205      2.7       446,351      2.9       522,901      4.1       501,246      4.7
---------------------------------------------------------------------------------------------------------------------
      Total permanent.....   10,768,607     61.5    10,948,101     70.6     9,594,813     74.9     8,512,249     79.2
  Construction:
    One-to-four family....      456,112      2.6       327,373      2.1       280,279      2.2       144,492      1.3
    Multifamily...........       45,064       .3        36,234       .2        14,517       .1        11,495       .1
    Commercial............       57,615       .3        34,125       .2        35,865       .3        46,323       .4
---------------------------------------------------------------------------------------------------------------------
      Total
        construction......      558,791      3.2       397,732      2.5       330,661      2.6       202,310      1.8
---------------------------------------------------------------------------------------------------------------------
      Total real estate
        mortgage loans....   11,327,398     64.7    11,345,833     73.1     9,925,474     77.5     8,714,559     81.0
Automobile loans..........    1,983,199     11.3     1,585,412     10.2     1,056,666      8.2       854,600      7.9
Retail consumer loans.....    3,115,850     17.9     1,889,405     12.2     1,458,784     11.4     1,064,277      9.9
Leases....................      734,152      4.2       439,004      2.8       251,133      2.0       131,352      1.2
Corporate banking loans...      527,414      3.0       457,304      2.9       349,995      2.7       182,922      1.7
---------------------------------------------------------------------------------------------------------------------
      Total loans and
        leases held for
        investment........   17,688,013    101.1    15,716,958    101.2    13,042,052    101.8    10,947,710    101.7
---------------------------------------------------------------------------------------------------------------------
Less:
  Loans in process........      168,620      1.0       143,750       .9       154,132      1.2        97,059       .9
  Unamortized net
    discounts
    (premiums)............          975                   (103)                 1,169                  4,150
  Allowance for loan and
    lease losses..........      144,566       .8       142,985       .9       118,226      1.0       106,476      1.0
  Net deferred loan
    (costs) fees..........      (63,739)     (.3)      (35,873)     (.2)      (12,315)     (.1)       15,643       .1
  Dealer reserve..........      (65,138)     (.4)      (55,613)     (.4)      (36,079)     (.3)      (29,488)     (.3)
---------------------------------------------------------------------------------------------------------------------
      Total net items.....      185,284      1.1       195,146      1.2       225,133      1.8       193,840      1.7
---------------------------------------------------------------------------------------------------------------------
Loans and leases held for
  investment, net.........  $17,502,729    100.0%  $15,521,812    100.0%  $12,816,919    100.0%  $10,753,870    100.0%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Loans held for sale.......  $   175,107            $   341,671            $   150,437            $   128,095
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

--------------------------  --------------------
--------------------------  --------------------
                              At December 31,
                            --------------------
                                    1994
                            --------------------
                                           % of
(Dollars in thousands)        Amount      Total
--------------------------  --------------------
Real estate mortgage
  loans:
  Permanent:
    One-to-four family....  $ 7,499,580     72.1%
    Multifamily...........      454,913      4.4
    Commercial............      498,367      4.8
---------------------------------------------------------------------------------------------------------------------
      Total permanent.....    8,452,860     81.3
  Construction:
    One-to-four family....      145,888      1.4
    Multifamily...........        7,645       .1
    Commercial............       39,057       .4
---------------------------------------------------------------------------------------------------------------------
      Total
        construction......      192,590      1.9
---------------------------------------------------------------------------------------------------------------------
      Total real estate
        mortgage loans....    8,645,450     83.2
Automobile loans..........      783,042      7.5
Retail consumer loans.....      979,927      9.4
Leases....................
Corporate banking loans...      183,623      1.8
---------------------------------------------------------------------------------------------------------------------
      Total loans and
        leases held for
        investment........   10,592,042    101.9
---------------------------------------------------------------------------------------------------------------------
Less:
  Loans in process........       86,076       .8
  Unamortized net
    discounts
    (premiums)............        5,870       .1
  Allowance for loan and
    lease losses..........      106,573      1.0
  Net deferred loan
    (costs) fees..........       25,798       .2
  Dealer reserve..........      (27,179)     (.2)
---------------------------------------------------------------------------------------------------------------------
      Total net items.....      197,138      1.9
---------------------------------------------------------------------------------------------------------------------
Loans and leases held for
  investment, net.........  $10,394,904    100.0%
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Loans held for sale.......  $    97,441
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

  As of December 31, 1998, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank's total loans and leases that is not included as a loan or lease category in the table above.

At December 31, 1998 and 1997, $14.4 billion and $13.3 billion, respectively, of the Bank's gross loans were to borrowers located within the states of Ohio, Michigan and New York, its primary market area. Although the Bank has a diversified loan portfolio, its borrowers' ability to honor their contracts is substantially dependent upon general economic conditions of the region.
  The Bank originates or purchases commercial real estate and corporate banking loans. These loans are considered by management to be of somewhat greater risk of uncollectability than single-family residential real estate loans due to the dependency on income production or future development of real estate. The following table sets forth the Bank's permanent commercial real estate and commercial construction loan portfolios by type of collateral.

--------------------------------------------------------------------
--------------------------------------------------------------------
                                         December 31,
                           -----------------------------------------
                                  1998                  1997
                           -------------------   -------------------
                                      Percent               Percent
(Dollars in thousands)      Amount    of Total    Amount    of Total
--------------------------------------------------------------------
Strip shopping centers.... $156,454      29.3%   $170,609      35.5%
Developed and undeveloped
  land....................  142,091      26.6      78,807      16.4
Office buildings..........  116,016      21.7     125,540      26.2
Warehouses................   50,542       9.4      57,198      11.9
Hotel property............   19,780       3.7      13,079       2.7
Mobile home parks.........    5,828       1.1       2,838        .6
Other.....................   44,109       8.2      32,405       6.7
--------------------------------------------------------------------
Total..................... $534,820     100.0%   $480,476     100.0%
--------------------------------------------------------------------
--------------------------------------------------------------------

The following table reflects the principal repayments contractually due (assuming no prepayments) on the Bank's construction and corporate banking loan portfolio at December 31, 1998. Management expects prepayments will cause actual maturities to be shorter.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         Principal Repayments Contractually Due in the Year(s)
                                          Ended December 31,
                        -------------------------------------------------------
                                                      2004 and
(Dollars in thousands)     1999        2000-2003     Thereafter        Total
-------------------------------------------------------------------------------
Construction loans...    $304,588      $ 83,238       $  1,055       $388,881
Corporate banking
  loans..............     208,186       139,098        180,130        527,414
-------------------------------------------------------------------------------
Total(1).............    $512,774      $222,336       $181,185       $916,295
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

(1) Of the $404 million of loans due after December 31,1999, 41% are fixed rate and 59% are adjustable rate.

Corporate banking loans include loans to companies located in Ohio, Michigan, and New York totaling $462.3 million and $410.6 million at December 31, 1998 and 1997, respectively. Corporate banking loans are generally collateralized by accounts receivable, inventory and other assets used in the borrowers' business.
  The Company normally has outstanding a number of commitments to extend credit. At December 31, 1998, there were outstanding commitments to originate $915.7 million of fixed-rate mortgage loans and other loans and leases and $163.7 million of adjustable-rate loans, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.
  At December 31, 1998, there were also outstanding unfunded consumer lines of credit of $1.4 billion and corporate banking lines of credit of $176.4 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers' residence. The Company does not expect all of these lines to be used by the borrowers.
  The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation ("ICX"). The equipment leased by ICX is for commercial and industrial use only with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a borrower. It is expected to be able to make the rental payments based on its business' cash flow and the strength of its balance sheet. Leases are usually not evaluated as collateral-based transactions and, therefore, the lessee's overall financial strength is the most important credit evaluation factor.
  A summary of the investment in leases is as follows:

-------------------------------------------------------
-------------------------------------------------------
                                       December 31,
                                   --------------------
     (Dollars in thousands)          1998        1997
-------------------------------------------------------
Direct financing leases..........  $439,861    $251,092
Sales-type leases................   103,378      94,609
Leveraged leases.................   190,913      93,303
-------------------------------------------------------
Total lease financings...........  $734,152    $439,004
-------------------------------------------------------
-------------------------------------------------------

The components of the investment in lease financings are as follows:

-------------------------------------------------------
-------------------------------------------------------
                                       December 31,
                                    -------------------
      (Dollars in thousands)          1998       1997
-------------------------------------------------------
Total future minimum lease
  rentals.........................  $521,036   $336,680
Estimated residual value of leased
  equipment.......................   402,355    201,639
Initial direct costs..............     5,582      3,333
Less unearned income on minimum
  lease rentals and estimated
  residual value of leased
  equipment.......................   194,821    102,648
-------------------------------------------------------
Total lease financings............  $734,152   $439,004
-------------------------------------------------------
-------------------------------------------------------

At December 31, 1998, future minimum lease rentals on direct financing, sales-type and leveraged leases are as follows: $127.3 million in 1999; $107.0 million in 2000, $83.8 million in 2001; $64.6 million in 2002; $41.3 million in 2003, and $97.0 million thereafter.

Allowance for Loan and Lease Losses --
Changes in the allowance for loan and lease losses are as follows:

-------------------------------------------------------
-------------------------------------------------------
                                  December 31,
                         ------------------------------
(Dollars in thousands)     1998       1997       1996
-------------------------------------------------------
Balance, beginning of
  year.................  $142,985   $118,226   $106,476
 Adjustment to convert
   RCSB to a calendar
   year end............                  650
 Provision.............    29,465     48,293     23,484
 Amounts charged off...   (36,922)   (34,944)   (29,888)
 Recoveries............     9,038      5,797      6,844
 Acquired through
   acquisition.........                4,963     11,310
-------------------------------------------------------
Balance, end of year...  $144,566   $142,985   $118,226
-------------------------------------------------------
-------------------------------------------------------

Nonperforming loans and leases were $123.1 million, $94.0 million and $86.4 million at December 31, 1998, 1997 and 1996, respectively.
  As of December 31, 1998, the total investment in impaired loans was $12.8 million. The entire $12.8 million was subject to allowances for loan and lease losses of $214,000 as of December 31, 1998. The average recorded investment in impaired loans during 1998 was $18.8 million, and interest income recognized in 1998 was $800,000. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.4 million for 1998.
  As of December 31, 1997, the total investment in impaired loans was $16.9 million. The entire $16.9 million was subject to allowances for loan and lease losses of $1.5 million as of December 31, 1997. The average recorded investment in impaired loans during 1997 was $26.5 million, and interest income recognized in 1997 was $1.1 million. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.8 million for 1997.

6. MORTGAGE BANKING ACTIVITIES
At December 31, 1998, 1997 and 1996, loans serviced for the benefit of others totaled $9.3 billion, $9.3 billion and $10.9 billion, respectively. Included in these totals were loans sold on a recourse basis of $527.9 million, $653.7 million and $660.2 million, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were $55.8 million and $107.4 million at December 31, 1998 and 1997, respectively.
  The following table displays, for the three most recent years, changes in recorded loan servicing assets.

-------------------------------------------------------
-------------------------------------------------------
                            Year Ended December 31,
                         ------------------------------
(Dollars in thousands)     1998       1997       1996
-------------------------------------------------------
Beginning balance......  $ 82,361   $121,727   $106,889
Adjustment to convert
  RCSB to a calendar
  year end.............                1,133
Originations...........    12,232     11,737     21,428
Purchases..............    24,535      9,462     31,765
Sales..................   (13,937)   (29,699)   (23,705)
Amortization...........   (15,010)   (13,912)   (14,459)
Net change in valuation
  allowance............       657    (18,087)      (191)
-------------------------------------------------------
Ending balance.........  $ 90,838   $ 82,361   $121,727
-------------------------------------------------------
-------------------------------------------------------

The fair value of mortgage loan servicing assets totaled
$91.5 million and $82.9 million at December 31, 1998 and 1997, respectively. Valuation allowances for loan servicing assets totaled $17.6 million and $18.3 million as of December 31, 1998 and 1997, respectively. The increase in the valuation allowance in 1997 was recognized as a result of the then current interest rate environment and projected increases in mortgage prepayments. Fair values are subject to change over time based on movements in interest rates and prepayment expectations and other market factors.

7. DEPOSITS
Deposits consist of the following:

--------------------------------------------------------------------------
--------------------------------------------------------------------------
                                            December 31,
                           -----------------------------------------------
                                    1998                     1997
                           ----------------------   ----------------------
                                         Weighted                 Weighted
                                         Average                  Average
(Dollars in thousands)       Amount        Rate       Amount        Rate
--------------------------------------------------------------------------
Checking accounts:
  Interest-bearing.......  $ 1,204,221     1.22%    $ 1,061,732     1.44%
  Noninterest-bearing....    1,015,650                  587,421
Savings accounts.........    1,828,087     2.15       1,964,645     2.54
Money market accounts....    2,505,846     3.37       2,156,158     3.35
Certificates of
  deposit................    8,610,177     5.62       8,222,090     5.81
Nationally marketed
  certificates of
  deposit................                                36,243     5.84
--------------------------------------------------------------------------
    Total deposits.......   15,163,981     4.10      14,028,289     4.40
  Plus unamortized
    premium on deposits
    purchased............        1,083                    1,436
--------------------------------------------------------------------------
Total deposits, net......  $15,165,064              $14,029,725
--------------------------------------------------------------------------
--------------------------------------------------------------------------
Including the annualized
  effect of applicable
  interest rate risk
  management
  instruments............                  4.02%                    4.31%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

A summary of all certificates of deposit by maturity follows:

----------------------------------------------------------------
----------------------------------------------------------------
(Dollars in thousands)                         December 31, 1998
----------------------------------------------------------------
Within 12 months.............................         $6,885,244
12 months to 24 months.......................          1,078,091
24 months to 36 months.......................            263,701
36 months to 48 months.......................             91,288
Over 48 months...............................            291,853
----------------------------------------------------------------
Total........................................         $8,610,177
----------------------------------------------------------------
----------------------------------------------------------------

A summary of certificates of deposit and other deposits with balances of $100,000 or more by maturity follows:

---------------------------------------------------------------------
---------------------------------------------------------------------
                                          December 31, 1998
                                 ------------------------------------
                                 Certificates   Checking, Savings and
(Dollars in thousands)            of Deposit    Money Market Accounts
---------------------------------------------------------------------
Three months or less...........   $  373,885               $1,242,478
Three through six months.......      403,546
Six through twelve months......      326,451
Over twelve months.............      202,134
---------------------------------------------------------------------
Total..........................   $1,306,016               $1,242,478
---------------------------------------------------------------------
---------------------------------------------------------------------

8. FEDERAL HOME LOAN BANK ADVANCES
Federal Home Loan Bank ("FHLB") advances at December 31, 1998, are secured by the Company's investment in the stock of the FHLB, as well as certain real estate loans aggregating $9.2 billion and mortgage-backed securities aggregating $2.1 billion. FHLB advances are comprised of the following:

----------------------------------------------------------------------
----------------------------------------------------------------------
                                         December 31,
                         ---------------------------------------------
                                 1998                    1997
                         ---------------------   ---------------------
                                      Weighted                Weighted
                                      Average                 Average
(Dollars in thousands)     Amount       Rate       Amount       Rate
----------------------------------------------------------------------
Fixed-rate advances....  $5,712,388     5.00%    $4,988,821       5.90%
Variable-rate
  advances.............     473,730     5.28        448,743       5.76
----------------------------------------------------------------------
Total advances, net....  $6,186,118     5.02     $5,437,564       5.89
----------------------------------------------------------------------
----------------------------------------------------------------------
Including the
  annualized effect of
  applicable interest
  rate risk management
  instruments..........                 5.01%                     5.82%
-----------------------------------------------------------------------
-----------------------------------------------------------------------

Scheduled repayments of FHLB advances are as follows:

--------------------------------------------------------------------------
--------------------------------------------------------------------------
                                         December 31, 1998
                          ------------------------------------------------
                           Fixed-Rate Advances     Variable-Rate Advances
                          ----------------------   -----------------------
                                        Weighted                 Weighted
                                        Average                  Average
(Dollars in thousands)      Amount        Rate       Amount        Rate
--------------------------------------------------------------------------
Maturing in:
  1999..................  $   603,000     5.07%     $200,000         5.19%
  2000..................    1,525,000     4.92
  2001..................      755,000     4.92
  2002..................      475,000     5.34
  2003..................    1,825,000     4.93
  Thereafter............      529,388     5.14       273,730         5.35
----------------------------------------------------------------------------
Total FHLB advances,
  net...................  $ 5,712,388     5.00%     $473,730         5.28%
----------------------------------------------------------------------------
----------------------------------------------------------------------------

At December 31, 1998, certain fixed-rate agreements are convertible to LIBOR at the counterparty's option beginning in 1999.

9. REVERSE REPURCHASE AGREEMENTS
The Company enters into reverse repurchase agreements with the FHLB and large investment banking firms. The agreements to repurchase assets correspond with sales of the Company's mortgage-backed securities treated as financings for financial statement purposes. The securities subject to repurchase agreements were delivered to the FHLB or brokers arranging the transactions who hold the collateral until maturity of the agreements.
  The table below presents information regarding the carrying and fair values of assets sold under agreements to repurchase, in addition to the amounts and interest rates of the related borrowings.

-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                         December 31, 1998
                          -----------------------------------------------
                               Assets Sold
                          ---------------------                  Weighted
                          Carrying   Estimated     Repurchase    Average
(Dollars in thousands)     Value     Fair Value   Liability(1)     Rate
-------------------------------------------------------------------------
Type of mortgage-backed
  security and term of
  borrowing:
  U.S. Government Agency
    Securities:
    Under 30 days.......  $ 39,895    $ 42,580      $ 39,962         4.57%
    Over one year.......   664,068     682,617       645,062         5.55
-------------------------------------------------------------------------
Total...................  $703,963    $725,197      $685,024         5.50%
-------------------------------------------------------------------------
-------------------------------------------------------------------------

(1) Excludes accrued interest payable of $6.1 million.

-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                        December 31, 1997
                        -------------------------------------------------
                              Assets Sold
                        -----------------------                  Weighted
                         Carrying    Estimated     Repurchase    Average
(Dollars in thousands)    Value      Fair Value   Liability(1)     Rate
-------------------------------------------------------------------------
Type of mortgage-
  backed security and
  term of borrowing:
  U.S. Government
    Agency Securities:
    Under 30 days....   $   21,062   $   22,479    $   21,097        5.00%
    90 days to one
      year...........      123,526      128,436       119,084        5.78
    Over one year....    1,879,760    1,928,159     1,823,674        5.99
-------------------------------------------------------------------------
    Total............    2,024,348    2,079,074     1,963,855        5.95
-------------------------------------------------------------------------
  Private issues:
    90 days to one
      year...........      138,539      138,558       132,766        5.86
    Over one year....       18,118       18,362        21,000        5.59
-------------------------------------------------------------------------
    Total private
      issues.........      156,657      156,920       153,766        5.83
-------------------------------------------------------------------------
Total................   $2,181,005   $2,235,994    $2,117,621        5.94%
-------------------------------------------------------------------------
-------------------------------------------------------------------------

(1) Excludes accrued interest payable of $19.2 million.

At December 31, 1998, there were no amounts at risk with any counterparties exceeding 10% of shareholders' equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

10. OTHER BORROWINGS
Other borrowings consist of the following:

-------------------------------------------------------------
-------------------------------------------------------------
                                             December 31,
                                         --------------------
(Dollars in thousands)                     1998        1997
-------------------------------------------------------------
Zero coupon bonds of $172 million at
  December 31, 1998 and $407 million at
  December 31, 1997 due February 2005,
  with yield to maturity of 11.37%.....  $ 86,230    $182,332
Mortgage loan sale agreement...........     8,233       8,695
Variable-rate bonds, due December 1,
  2015, interest payable semi-annually
  at 4.75% with a ceiling of 9.50%.....    10,000      10,000
Installment obligations without
  recourse.............................    19,696      24,053
Other..................................     6,177      22,431
-------------------------------------------------------------
Total..................................  $130,336    $247,511
-------------------------------------------------------------
-------------------------------------------------------------

The zero coupon bonds are collateralized by mortgage-backed securities of $221 million and $376.2 million at December 31, 1998 and 1997, respectively.

11. INTEREST RATE RISK MANAGEMENT INSTRUMENTS
The Company utilizes various types of interest rate risk management instruments to manage its interest rate risk profile. The Company has utilized fixed payment swaps to convert certain of its floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. The Company also utilizes fixed receipt swaps to convert certain of its longer term callable certificates of deposit into short-term variable instruments. Under these agreements the Company has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.
  Information on the swaps, by maturity date, follows:

-------------------------------------------------------------------
-------------------------------------------------------------------
                                         December 31, 1998
                                 ----------------------------------
                                 Notional     Receiving     Paying
                                 Principal    Interest     Interest
(Dollars in thousands)            Amount        Rate         Rate
-------------------------------------------------------------------
Fixed Payment and Variable
  Receipt
1999...........................  $ 50,000       5.22%          5.16%
-------------------------------------------------------------------
                                 $ 50,000       5.22%          5.16%
-------------------------------------------------------------------
-------------------------------------------------------------------
Variable Payment and Fixed
  Receipt
2000...........................  $120,000       5.80%          5.31%
2003...........................   230,000       6.32           5.30
-------------------------------------------------------------------
Total..........................  $350,000       6.14%          5.30%
-------------------------------------------------------------------
-------------------------------------------------------------------

                                         December 31, 1997
                                 ----------------------------------
                                 Notional     Receiving     Paying
                                 Principal    Interest     Interest
(Dollars in thousands)            Amount        Rate         Rate
-------------------------------------------------------------------
Fixed Payment and Variable
  Receipt
1998...........................  $175,000       5.81%          5.96%
1999...........................   150,000       5.85           5.52
-------------------------------------------------------------------
                                 $325,000       5.83%          5.76%
-------------------------------------------------------------------
-------------------------------------------------------------------
Variable Payment and Fixed
  Receipt
1998...........................  $ 25,000       5.70%          5.83%
1999...........................   115,000       6.42           5.83
2001...........................    15,000       6.39           5.85
2002...........................   250,000       7.08           5.84
-------------------------------------------------------------------
Total..........................  $405,000       6.78%          5.84%
-------------------------------------------------------------------
-------------------------------------------------------------------

The Company is exposed to credit loss in the event of non-performance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.
  The cost of interest rate risk management instruments included in interest expense was as follows:

--------------------------------------------------------------
--------------------------------------------------------------
                                   Year Ended December 31,
                               -------------------------------
(Dollars in thousands)           1998        1997       1996
--------------------------------------------------------------
Interest expense:
  Consumer loans.............                          $    93
  Deposits...................  $ (7,699)   $(14,358)    (9,515)
  FHLB advances..............      (284)         44      1,760
  Reverse repurchase
    agreements...............      (274)       (489)    (1,840)
--------------------------------------------------------------
Total........................  $ (8,257)   $(14,803)   $(9,502)
--------------------------------------------------------------
--------------------------------------------------------------

12. INCOME TAXES
The provision for income taxes consists of the following components:

--------------------------------------------------------------
--------------------------------------------------------------
                                   Year Ended December 31,
                               -------------------------------
(Dollars in thousands)           1998       1997        1996
--------------------------------------------------------------
Current......................  $ 66,026    $63,096    $ 68,022
Deferred.....................    75,694     21,590      27,281
--------------------------------------------------------------
Total........................  $141,720    $84,686    $ 95,303
--------------------------------------------------------------
--------------------------------------------------------------

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                    Year Ended December 31,
                       --------------------------------------------------
                            1998              1997             1996
                       ---------------   --------------   ---------------
(Dollars in thousands) Dollars    Rate   Dollars   Rate   Dollars    Rate
-------------------------------------------------------------------------
Tax at statutory
  rate...............  $146,559   35.0%  $98,632   35.0%  $101,498   35.0%
Decrease due to:
  Income tax benefit
    of corporate
    realignment......                     (5,963)  (2.1)
  Change in valuation
    allowance for
    deferred tax
    assets...........    (1,558)   (.4)   (4,891)  (1.7)    (6,033)  (2.1)
  Other..............    (3,281)   (.8)   (3,092)  (1.1)      (162)   (.1)
-------------------------------------------------------------------------
Income tax
  provision..........  $141,720   33.8%  $84,686   30.1%  $ 95,303   32.8%
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Significant components of the deferred tax assets and liabilities are as follows.

--------------------------------------------------------------
--------------------------------------------------------------
                                   Year Ended December 31,
                               -------------------------------
(Dollars in thousands)           1998        1997       1996
--------------------------------------------------------------
Deferred tax assets:
  Book allowance for loan
    losses...................  $  49,084   $ 51,655   $ 45,348
  Accrued and deferred
    compensation.............      2,177     12,942     14,584
  Alternative Minimum Tax
    Credit...................     12,360
  Other......................     28,484     31,885     21,024
--------------------------------------------------------------
    Total deferred tax
      assets.................     92,105     96,482     80,956
    Less: Valuation
      allowance..............                (1,558)    (6,449)
--------------------------------------------------------------
    Deferred tax assets,
      net....................     92,105     94,924     74,507
--------------------------------------------------------------
Deferred tax liabilities:
  Leasing activities, net....    128,840     62,738     28,375
  FHLB stock dividends.......     22,603     20,365     15,974
  Tax allowance for loan
    losses...................      6,472      8,225      8,180
  Net unrealized gain on
    securities...............     20,290     13,371      1,115
  Other......................     23,291     17,003     13,795
--------------------------------------------------------------
    Total deferred tax
      liabilities............    201,496    121,702     67,439
--------------------------------------------------------------
Net deferred tax asset
  (liability)................  $(109,391)  $(26,778)  $  7,068
--------------------------------------------------------------
--------------------------------------------------------------

During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code for taxable years beginning after December 31, 1995. Section 593 allowed thrift institutions, including Charter One, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six-year period beginning in 1996. The recapture has no effect on the Company's statement of operations as taxes were provided for in prior years in accordance with SFAS No. 109. The timing of this recapture may be delayed for a one or two-year period to the extent that Charter One originates more residential loans than the average originations in the past six years. Beginning in 1998, Charter One will recapture the excess reserves in the amount of $23.5 million resulting in payments totaling $8.2 million which has been previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a "bank". Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $248 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

13. REGULATORY MATTERS
Federal Reserve Board ("FRB") regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $36.5 million and $29.5 million at December 31, 1998 and 1997, respectively.
  The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause shareholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would other-wise violate regulatory requirements. At December 31, 1998, approximately $137.2 million of the Company's retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.
  Following its November 1998 acquisition of ALBANK, Charter One became a bank holding company, converting from a unitary savings and loan holding company. As a bank holding company, Charter One is now subject to regulation by the FRB under the Bank Holding Company Act of 1956, and the regulations of the FRB, including various capital requirements. ALBANK Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation ("FDIC") and the Office of Thrift Supervision ("OTS"), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
  Quantitative measures established by regulation to ensure capital adequacy require Charter One and ALBANK Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier I capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and Tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets.
  Each regulator of Charter One requires an institution to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of an institutions assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
  The actual regulatory capital ratios calculated for Charter One, ALBANK Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

---------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                                            As of December 31, 1998
                        -----------------------------------------------------------------
                                                                          To Be "Well
                                                                         Capitalized"
                                                                         Under Prompt
                                                   For Capital            Corrective
                              Actual            Adequacy Purposes      Action Provisions
                        -------------------   ---------------------   -------------------
(Dollars in thousands)    Amount     Ratio      Amount       Ratio      Amount     Ratio
-----------------------------------------------------------------------------------------
CHARTER ONE:
Total capital to risk-
 weighted assets.....   $1,812,053    10.86%  $1,335,073    >=8.00%  $1,668,841   >=10.00%
Tier 1 capital to
 risk-weighted
 assets..............    1,659,578     9.94      667,537    >=4.00    1,001,305    >=6.00
Tier 1 capital to
 average assets......    1,659,578     6.86      967,071    >=4.00    1,208,838    >=5.00
ALBANK COMMERCIAL:
Total capital to risk-
 weighted assets.....       40,720    14.55       22,392    >=8.00       27,990   >=10.00
Tier 1 capital to
 risk-weighted
 assets..............       39,037    13.95       11,196    >=4.00       16,794    >=6.00
Tier 1 capital to
 average assets......       39,037     5.92       26,375    >=4.00       32,969    >=5.00
CHARTER ONE BANK,
 F.S.B.:
Total capital to risk-
 weighted assets.....    1,575,652    10.00    1,259,984    >=8.00    1,574,980   >=10.00
Tier 1 capital to
 risk-weighted
 assets..............    1,246,542     7.91          N/A       N/A      944,988    >=6.00
Core capital to
 adjusted tangible
 assets..............    1,246,542     5.19      720,077    >=3.00    1,200,128    >=5.00
Tangible capital to
 tangible assets.....    1,246,542     5.19      360,038    >=1.50          N/A       N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

                                           As of December 31, 1997
                        -----------------------------------------------------------------
                                                                         To Be "Well
                                                                        Capitalized"
                                                                        Under Prompt
                                                  For Capital            Corrective
                              Actual           Adequacy Purposes      Action Provisions
                        ------------------    -------------------   ---------------------
(Dollars in thousands)    Amount     Ratio     Amount      Ratio     Amount     Ratio
-----------------------------------------------------------------------------------------
ALBANK COMMERCIAL:
Total capital to risk-
 weighted assets.....   $   30,091   16.01%  $   15,035   >=8.00%  $   18,794   >=10.00%
Tier 1 capital to
 risk-weighted
 assets..............       28,105   14.95        7,518   >=4.00       11,277    >=6.00
Tier 1 capital to
 average assets......       28,105    7.91       14,208   >=4.00       17,760    >=5.00
CHARTER ONE BANK,
 F.S.B.:
Total capital to risk-
 weighted assets.....    1,510,112   10.37    1,164,637   >=8.00    1,455,796   >=10.00
Tier 1 capital to
 risk-weighted
 assets..............    1,371,487    9.42          N/A      N/A      873,477    >=6.00
Core capital to
 adjusted tangible
 assets..............    1,371,487    5.75      715,270   >=3.00    1,192,117    >=5.00
Tangible capital to
 tangible assets.....    1,317,487    5.75      357,635   >=1.50          N/A       N/A
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

As of June 8, 1998, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed the Bank's category. Charter One's and ALBANK Commercial's capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One and ALBANK Commercial would not be considered well capitalized; however, as of December 31, 1998, Charter One and ALBANK Commercial had not received a classification from their respective regulators.
Management believes that, as of December 31, 1998, Charter One, ALBANK Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution's loans and securities are concentrated could adversely affect future earnings and, consequently, the institution's ability to meet its future capital requirements.

14. STOCK PURCHASE RIGHTS
Each share of the Company's common stock outstanding entitles the shareholder to one stock purchase right. Each right will entitle the registered holder to purchase one one-hundredth of a share of a new series of preferred stock at a price of $17.28 (subject to adjustment). The rights have additional provisions which, subject to the approval of the Board of Directors, (1) will entitle the holder to purchase the Company's authorized and unissued common stock at a price below its market value (as defined in the agreement) in the event that any person or group acquires 20% or more of the common stock of the Company without the consent of the Company, and (2) will entitle the holder to purchase shares of common stock of the acquiring company at a price below the market value (as defined in the agreement) in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earnings power (as defined) are sold.
  The rights expire on December 1, 1999, and may be redeemed by the Company for $.01 per right at any time prior to an acquisition of 20% or more of the common stock of the Company and thereafter under certain circumstances, including in connection with a business combination consented to by the Company. There are 165,399,180 rights outstanding at December 31, 1998 and 2,000,000 shares of preferred stock reserved for these rights.

15. BENEFIT PLANS
The Company sponsors several defined contribution plans covering substantially all employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. The Company's defined contribution to the various plans was $4.7 million, $6.5 million and $6.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.
  The Company generally does not provide health care and life insurance benefits to retired employees. ALBANK, RCSB and FirstFed Michigan Corporation provided such benefits to certain previously retired employees. The net periodic postretirement benefit cost of the plans was $2.3 million, $2.8 million, and $2.9 million for the years ended December 31, 1998, 1997, and 1996, respectively.

16. STOCK OPTION PLANS
At December 31, 1998, the Company has five stock option plans under which 21.2 million shares of common stock are reserved for grant to directors, officers and key employees. The plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the "Committee"). The options expire no later than 10 years from the grant date. The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------
--------------------------------------------------------------
                                  Year Ended December 31,
(Dollars in thousands         --------------------------------
except per share data)          1998        1997        1996
--------------------------------------------------------------
Net income:
  As reported...............  $215,361    $194,393    $194,692
  Pro forma.................   201,118     186,926     188,383
Basic earnings per share:
  As reported...............      1.30        1.19        1.18
  Pro forma.................      1.22        1.14        1.15
Diluted earnings per share:
  As reported...............      1.26        1.15        1.12
  Pro forma.................      1.18        1.10        1.08
--------------------------------------------------------------
--------------------------------------------------------------

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: expected dividend yield of 2.5%, 2.0%, and 2.0%; expected volatility of 31% to 34%, 31% to 33%, and 31% to 33%; risk-free interest rates of 5.48% to 6.56%, 5.75% to 6.73% and 4.63% to 5.67%; and expected lives of seven years for all grants.

The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 1998 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect the 5% stock dividend issued September 30, 1998 and the 2-for-1 stock split issued May 20, 1998.

-----------------------------------------------------------------------
-----------------------------------------------------------------------
                                              Exercise Price
                         Number     -----------------------------------
                       of Shares         Per Share            Total
-----------------------------------------------------------------------
Outstanding at
  January 1, 1996....   8,663,062   $ 1.35    -   $13.32   $ 46,880,211
Granted..............   4,028,567    10.93    -    19.05     52,477,513
Exercised............  (1,556,634)    1.54    -    13.32     (7,638,929)
Assumed in
  acquisition........     254,837     2.94    -     7.38        918,941
Forfeited............    (221,611)    7.62    -    12.85     (2,373,544)
-----------------------------------------------------------------------
Outstanding at
  December 31, 1996..  11,168,221     1.35    -    19.05     90,264,192
Granted..............   1,916,336    14.25    -    29.88     39,100,108
Exercised............  (2,160,832)    1.54    -    19.06    (13,463,090)
Forfeited............     (46,769)   12.85    -    20.07       (688,312)
-----------------------------------------------------------------------
Outstanding at
  December 31, 1997..  10,876,956     1.35    -    29.88    115,212,898
Granted..............   3,102,486    25.94    -    32.14     84,287,305
Exercised............  (2,097,518)    1.35    -    21.60    (11,543,044)
Forfeited............    (187,306)    1.53    -    27.02     (3,480,170)
-----------------------------------------------------------------------
Outstanding at
  December 31, 1998..  11,694,618   $ 2.47    -   $32.14   $184,476,989
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Exercisable at
  December 31, 1998..   6,207,546   $ 2.47    -   $28.45   $ 59,921,038
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Shares available for
  future grants at
  December 31, 1998..   9,479,260
-----------------------------------------------------------------------
-----------------------------------------------------------------------

As of December 31, 1998, the weighted-average exercise price for options outstanding was $15.78 with a weighted average remaining contractual life of 6.9 years. Options exercisable at December 31, 1998 have a weighted-average exercise price of $8.13.
  The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 1998, no awards of restricted shares of common stock or performance units had been made.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance-The carrying amount as reported in the Consolidated Statements of Financial Condition is a reasonable estimate of fair value.

Mortgage-Backed and Investment Securities -Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans and Leases- The fair value is estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.

Federal Home Loan Bank Stock- The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the Federal Home Loan Bank are executed at par.

Loan Servicing Assets-The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustments for market and credit risks.

Deposits-The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for advances of similar remaining maturities.

Federal Home Loan Bank Advances, Reverse Repurchase Agreements, Other Borrowings, and Capital Securities-Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings and capital securities.

Interest Rate Risk Management Instruments-The fair value is estimated as the difference in the present value of future cash flows between the Company's existing agreements and current market rate agreements of the same duration.

Forward Commitments-Quoted market prices are utilized to determine fair value disclosures when such prices are available.
  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                            December 31, 1998           December 31, 1997
                        -------------------------   -------------------------
                         Carrying        Fair        Carrying        Fair
(Dollars in thousands)     Value         Value         Value         Value
-----------------------------------------------------------------------------
Assets:
 Cash and cash
  equivalents........   $   399,507   $   399,507   $   412,105   $   412,105
 Investment
  securities.........       295,573       295,871       943,502       943,747
 Mortgage-backed
  securities.........     4,968,184     5,015,944     5,788,057     5,847,678
 Loans and leases....    17,677,836    17,840,501    15,863,483    15,987,213
 Federal Home Loan
  Bank stock.........       319,993       319,993       388,055       388,055
 Accrued interest
  receivable.........       117,493       117,493       138,018       138,018
 Loan servicing
  assets.............        90,838        91,496        82,361        82,890
Liabilities:
 Deposits:
  Checking, savings
   and money market
   accounts..........     6,553,804     6,553,804     5,769,956     5,769,956
  Certificates of
   deposit...........     8,611,260     8,684,408     8,259,769     8,258,533
 Federal Home Loan
  Bank advances......     6,186,118     6,153,531     5,437,564     5,427,332
 Reverse repurchase
  agreements.........       685,024       685,906     2,117,621     2,118,425
 Other borrowings....       130,336       155,945       247,511       297,147
 Capital securities...                                   50,000        57,302
 Advance payments by
  borrowers for taxes
  and insurance......        60,383        60,383       159,954       159,954
 Accrued interest
  payable............        45,584        45,584        54,633        54,633
Off-Balance-Sheet
 Items:
 Interest rate risk
  management
  instruments........                      10,545                      17,519
 Forward commitments
  to purchase/sell/
  originate loans or
  mortgage-backed
  securities.........                       1,308                      (1,662)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

18. STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below:

-----------------------------------------------------------------
-----------------------------------------------------------------
                                    Year Ended December 31,
                               ----------------------------------
(Dollars in thousands)            1998        1997        1996
-----------------------------------------------------------------
Supplemental disclosures of
  cash flow information:
  Cash paid during the year
    for:
  Interest on deposits and
    borrowings...............  $1,039,425   $973,205   $  929,000
  Income taxes...............      45,000     59,133       69,380
Supplemental schedule of
  noncash activities:
  Loans exchanged for
    mortgage-backed
    securities...............   1,816,088                 510,435
  Mortgage-backed securities
    transferred from held to
    maturity to available for
    sale.....................                  4,824       10,861
  Transfers from loans to
    real estate owned........      10,427     16,201       22,272
Issuance of common shares to
  converting preferred
  shareholders:
  From treasury..............                              85,766
  New shares.................                              17,874
-----------------------------------------------------------------
-----------------------------------------------------------------

19. PARENT COMPANY FINANCIAL INFORMATION
The summarized financial statements of Charter One (parent company only) as of December 31, 1998 and 1997 and for the three years ended December 31, 1998 follow:

STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------
---------------------------------------------------------------
                                             December 31,
                                        -----------------------
(Dollars in thousands)                     1998         1997
---------------------------------------------------------------
ASSETS:
Deposits with subsidiary..............  $        7   $    6,084
Cash equivalents......................       9,220        3,101
Investment in subsidiary, at equity...   1,815,216    1,751,763
Securities and other..................      51,188        1,458
---------------------------------------------------------------
Total.................................  $1,875,631   $1,762,406
---------------------------------------------------------------
---------------------------------------------------------------
LIABILITIES:
Total liabilities.....................  $      519   $      509
---------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Common stock and additional paid-in
  capital.............................   1,132,052      890,670
Retained earnings.....................     704,661      977,147
Treasury stock, at cost...............                 (121,731)
Borrowings of employee investment and
  stock ownership plan................      (5,288)      (7,377)
Accumulated other comprehensive
  income..............................      43,687       23,188
---------------------------------------------------------------
    Total shareholders' equity........   1,875,112    1,761,897
---------------------------------------------------------------
Total.................................  $1,875,631   $1,762,406
---------------------------------------------------------------
---------------------------------------------------------------

STATEMENTS OF INCOME

----------------------------------------------------------------
----------------------------------------------------------------
                                     Year Ended December 31,
                                  ------------------------------
(Dollars in thousands)              1998       1997       1996
----------------------------------------------------------------
INCOME:
Dividends from subsidiary.......  $180,000   $ 30,000   $100,000
Interest and dividends on
  securities....................     2,028      1,331      2,081
----------------------------------------------------------------
    Total income................   182,028     31,331    102,081
----------------------------------------------------------------
EXPENSES........................     4,708      3,868        998
----------------------------------------------------------------
Income before undistributed net
  earnings of subsidiary........   177,320     27,463    101,083
Equity in undistributed net
  earnings of subsidiary........    42,974    166,930     93,609
----------------------------------------------------------------
Income before extraordinary
  item..........................   220,294    194,393    194,692
Extraordinary item, net of tax
  benefit.......................     4,933
----------------------------------------------------------------
Net income......................  $215,361   $194,393   $194,692
----------------------------------------------------------------
----------------------------------------------------------------

STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------
-----------------------------------------------------------------
                                     Year Ended December 31,
                                ---------------------------------
    (Dollars in thousands)        1998        1997        1996
-----------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income....................  $ 215,361   $ 194,393   $ 194,692
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 Equity in undistributed net
  earnings of subsidiary......     42,974     166,930      93,609
 Other........................   (182,398)   (299,807)    (61,792)
-----------------------------------------------------------------
Net cash provided by operating
 activities...................     75,937      61,516     226,509
-----------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchase of securities........                            (44,362)
Maturity of securities........                 11,227      34,635
-----------------------------------------------------------------
Net cash provided by (used in)
 investing activities.........                 11,227      (9,727)
-----------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from long-term
 borrowings...................     50,000
Proceeds from issuance of
 common stock.................      3,760       5,079       3,541
Payment of dividends on common
 stock........................    (80,829)    (63,311)    (54,560)
Payment of dividends on
 preferred stock..............                             (2,600)
Net purchases of treasury
 stock........................    (48,826)    (41,944)   (155,141)
-----------------------------------------------------------------
Net cash used in financing
 activities...................    (75,895)   (100,176)   (208,760)
-----------------------------------------------------------------
Increase (decrease) in
 deposits with subsidiary and
 cash equivalents.............  $      42   $ (27,433)  $   8,022
-----------------------------------------------------------------
-----------------------------------------------------------------

20. EARNINGS PER SHARE

-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                    For the Year Ended December 31,
(Dollars in thousands, except  ------------------------------------------
per share data)                    1998           1997           1996
-------------------------------------------------------------------------
Basic Earnings Per Share:
 Income before extraordinary
  item...................      $    277,019   $    197,121   $    194,692
 Less: Preferred stock
  dividends..............                                           2,600
-------------------------------------------------------------------------
 Income available to common
  stockholders...........      $    277,019   $    197,121   $    192,092
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Average common shares
  outstanding............       165,508,690    163,280,283    163,141,650
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Basic earnings per share
  before extraordinary item..  $       1.67   $       1.21   $       1.18
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Diluted Earnings Per Share:
 Income before extraordinary
  item...................      $    277,019   $    197,121   $    194,692
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Average common shares
  outstanding............       165,508,690    163,280,283    163,141,650
 Add common stock equivalents
  for shares issuable under:
   Stock option plans....         5,229,351      5,908,308      5,006,482
   Preferred stock
    conversion...........                                       5,801,093
-------------------------------------------------------------------------
 Average common and common
  equivalent shares
  outstanding............       170,738,041    169,188,591    173,949,225
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Diluted earnings per share
  before extraordinary item..  $       1.62   $       1.17   $       1.12
-------------------------------------------------------------------------
-------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
To the Shareholders
and Board of Directors
Charter One Financial, Inc.

                                                        [Deloitte & Touche Logo]

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of Charter One Financial, Inc. and ALBANK Financial Corporation, Charter One Financial, Inc. and CS Financial Corporation, and Charter One Financial, Inc. and RCSB Financial, Inc., all of which have been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statement of financial condition of ALBANK Financial Corporation as of December 31, 1997, or the related statements of income, shareholders' equity, and cash flows of ALBANK Financial Corporation for the years ended December 31, 1997 and 1996, which statements reflect total assets of $4.1 billion as of December 31, 1997, and net income of $43.4 million and $26.2 million for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ALBANK Financial Corporation for 1997 and 1996, is based solely on the report of such other auditors. We did not audit the statements of income, shareholders' equity, and cash flows of RCSB Financial, Inc. for the year ended November 30, 1996, which statements reflect net income of $39.7 million for the year ended November 30, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for RCSB Financial, Inc. for 1996, is based solely on the report of such other auditors.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.
  In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Cleveland, Ohio
January 26, 1999

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives shareholders and other interested parties timely, efficient and comprehensive information on 1998 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                           of 1934 [No Fee Required]
                  For the fiscal year ended DECEMBER 31, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]

              For the transition period from to ______ to ______.

                         Commission file number 0-16311

                          CHARTER ONE FINANCIAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        34-1567092
---------------------------------------------    ---------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification No.)
              or organization)
    1215 SUPERIOR AVENUE, CLEVELAND, OHIO                            44114
---------------------------------------------    ---------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code, (216) 566-5300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES  X     NO  ____

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1999 was $4,683,000,000. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. The number of shares outstanding of the registrant's sole class of common stock as of March 2, 1999 was 165,792,053.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the April 21, 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-K CROSS REFERENCE INDEX

                                                     Pages
-----------------------------------------------------------------
PART I
  Item  1 --   Business
    General                                                  1,16
    Market Area and Competition                                50
    Discussion of Forward-looking Statements                   28
    Average Balance Sheets/Interest/Rates                      17
    Volume and Rate Variance Analysis                          18
    Investment and Mortgage-Backed
      Securities                                        22, 37-39
    Loans                                     20-22, 33-34, 39-41
    Risk Elements of Loan Portfolio           20-22, 33-34, 39-41
    Loan Loss Experience                      20-22, 33-34, 39-41
    Allocation of Allowance for Loan Losses            22, 34, 40
    Deposits                                               22, 41
    Financial Ratios                                       14, 15
    Short-Term Borrowings                               22-23, 42
    Regulation                                                 51
    Executive Officers                                         51
  Item  2 --   Properties                                      51
  Item  3 --   Legal Proceedings                            51-52
  Item  4 --   Submission of Matters to a
                 Vote of Security
                 Holders - None
-----------------------------------------------------------------
PART II
  Item  5 --   Market for Registrant's
                 Common Equity and Related
                 Shareholder Matters                           25
  Item  6 --   Selected Financial Data                      14-15
  Item  7 --   Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations                                 16-28
  Item  7A --  Quantitative and Qualitative
                 Disclosure About
                 Market Risk                                23-25
  Item  8 --   Financial Statements and
                 Supplementary Data                         29-48
  Item  9 --   Changes in and Disagreements
                 with Accountants on
                 Accounting and Financial
                 Disclosures -- None
-----------------------------------------------------------------
PART III
  Item 10 --   Directors and Executive
                 Officers of the
                 Registrant -- Note (1)
  Item 11 --   Executive Compensation --
                 Note (1)
  Item 12 --   Security Ownership of Certain
                 Beneficial Owners and
                 Management -- Note (1)
  Item 13 --   Certain Relationships and
                 Related
                 Transactions -- Note (1)
-----------------------------------------------------------------
PART IV
  Item 14 --   Exhibits, Financial Statement
                 Schedules and Reports on
                 Form 8-K                                      50
               Reports of Independent
                 Accountants                                   48
               Consolidated Financial
                 Statements
               (a) Consolidated Statements
                   of Financial Condition as
                   of December 31,1998 and
                   1997                                        29
               (b) Consolidated Statements
                   of Income for the Years
                   Ended December 31, 1998,
                   1997 and 1996                               30
               (c) Consolidated Statements
                   of Shareholders' Equity for
                   the Years Ended December
                   31, 1998, 1997 and 1996                     31
               (d) Consolidated Statements
                   of Cash Flows for the Years
                   Ended December 31, 1998,
                   1997 and 1996                               32
               (e) Notes to Consolidated
                   Financial Statements                     33-48
Signatures                                                     52
Financial Statement Schedules -- All financial statement
  schedules are omitted because the required information is not applicable or is included in the Consolidated Financial
  Statements or related notes.
Exhibits -- The index of exhibits has been filed as separate pages of the 1998 Form 10-K and is available to shareholders on request from Charter One Financial, Inc.'s Investor Relations
  Department. Copies of the exhibits may be obtained at a cost of
  30 cents per page.

Reports on Form 8-K -- filed in the fourth quarter of 1998:
  (a) October 22, 1998, reported that Charter One had issued a press release on October 21, 1998 announcing earnings for the three and nine month periods ended September 30, 1998.
  (b) December 9, 1998, reported the acquisition of ALBANK
      Financial Corporation at the close of business on November
      30, 1998, and reported the results of the special shareholder meeting held on November 13, 1998.

-------------------------------------------------------------------------------
Note (1) -- Incorporated by reference from Charter One Financial, Inc.'s Proxy
            Statement for the April 21, 1999 Annual Meeting of Shareholders.
-------------------------------------------------------------------------------

BUSINESS
Headquartered in Cleveland, Ohio, Charter One Financial, Inc. is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK Financial Corporation, which included our acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One's business has consisted primarily of the business of Charter One Bank, F.S.B. and its subsidiaries. The bank and other subsidiaries are engaged in a variety of financial services businesses. In addition to the general business of attracting deposits and making real estate and other loans, we are engaged in mortgage banking, indirect automobile lending, equipment leasing, data processing, real estate appraisal, and retail brokerage services. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") -- "Holding Company Business" and "Acquisitions" set forth in Item 7 of this Form 10-K for additional discussion of the company's business.
  The company has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 2 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and asset acquisitions.

MARKET AREA AND COMPETITION
As of December 31, 1998, the bank was ranked among the four largest thrift institutions in the country and operated through numerous banking offices: 109 in Ohio (under the name Charter One Bank), 84 in Michigan (under the name First Federal of Michigan), 38 in western New York (under the name Charter One Bank), 88 in upstate New York (under the name ALBANK Savings Bank or ALBANK Commercial), and 12 in Vermont and 9 in Massachusetts (under the name ALBANK Savings Bank). Based on 1997 data, the counties served by the bank include approximately 36% of the population of Ohio, 54% of Michigan, 52% of New York (excluding New York City), 56% of Vermont and 10% of Massachusetts.
  The consumer banking business is highly competitive. The bank competes actively with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities.

REGULATION
Following our November 1998 acquisition of ALBANK, Charter One became a bank holding company, converting from a unitary savings and loan holding company which was subject to regulation by the Office of Thrift Supervision. As a bank holding company, the company is now subject to regulation by the Federal Reserve Board. Charter One is required to file reports with the Federal Reserve Board and is subject to regular inspections by that agency. Federal law prohibits a bank holding company from acquiring ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, or engaging in activities other than those related to banking. The principal exceptions to these prohibitions involve certain non-bank activities which have been identified as closely related to the business of banking or managing or controlling banks. The list of permissible activities includes all current operations of the bank except the issuance and sale of savings bank life insurance, which the bank has committed to terminate by October 1999.
  As a federally chartered savings bank and a member of the Federal Home Loan Bank System, the bank remains subject to supervision, regulation and examination by its primary regulator, the Office of Thrift Supervision, and the FDIC.
  See MD&A -- "Capital and Dividends" set forth in Item 7 of this Form 10-K, and
Note 13 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K, for a discussion of the regulatory capital calculation and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

EXECUTIVE OFFICERS
The executive officers of the company, each of whom is currently an executive officer of the bank, are identified below. The executive officers of the company are elected annually by its board of directors to serve until the next annual election of officers following the annual meeting of shareholders.

                         AGE AT
                      DECEMBER 31,                          OFFICER
        NAME              1998             POSITION          SINCE
-------------------------------------------------------------------
Charles John Koch          52        Chairman of the
                                      Board, President and
                                      Chief Executive
                                      Officer                1987
Mark D. Grossi             45        Executive Vice
                                      President              1992
John David Koch            46        Executive Vice
                                      President              1987
Richard W. Neu             42        Executive Vice
                                      President and Chief
                                      Financial Officer      1995
Robert J. Vana             48        Senior Vice
                                      President, Chief
                                      Corporate Counsel
                                      and Corporate
                                      Secretary              1987

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

PROPERTIES
Charter One's and the bank's executive offices are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by a subsidiary of the bank. The bank also maintains an operations center in a single-story building owned by the bank and located in Cleveland, Ohio. The bank owns various other office buildings including a 15-story office building in Cleveland, a four-story office building in Rochester, a six-story office building in Albany, a nine-story office building in Toledo, and a four-story office building in downtown Canton. The buildings each include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.
  As of December 31, 1998, in addition to the bank's 340 banking locations, the bank and its subsidiaries operated 39 loan production offices in 12 states. At December 31, 1998, the bank owned 190 of these banking facilities and leased the remainder. The bank operates 352 ATMs at various banking offices and is a member of the Money Access Center System ("MAC"), which provides its customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

LEGAL PROCEEDINGS
The company and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of the company, except as discussed below.
  Prior to the merger with FirstFed Michigan Corporation, Charter One and FirstFed each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. First Federal of Michigan v. United States, No. 95-464C was filed in the United States Court of Federal Claims on July 20, 1995. Charter One Bank, F.S.B. v. United States, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government's breach of four separate contractual agreements, have been consolidated and the case is proceeding under docket number 95-464C pursuant to the terms of a case management order entered by the Court to govern all similar goodwill contract cases. Pursuant to that order, Charter One filed a motion for summary judgment on liability as to two of the four contractual agreements at issue on Charter One's complaint. That motion is currently pending. On December 22, 1997, the Court ruled in favor of four thrifts on eleven common liability issues, rejecting certain defenses the government had raised to breach of contract liability and barring the government from raising such defenses against other thrifts in the future. See California Federal Bank, et al, v. U.S., 34 Fed. Ct.
753. As of February, 1999 the court had granted summary judgment on liability in favor of four thrifts.
  The status of the litigation is dependent to some degree upon factors which are out of the control of Charter One, including, but not limited to, the outcome of the damages litigation in Glendale Federal Bank v. U.S., No. 90-772C and other cases in the United States Court of Federal Claims. On July 1, 1996, the United States Supreme Court affirmed the Court of Federal Claims' finding that the government had breached contractual agreements with Glendale and with Statesman (in Statesman Savings Bank v. U.S.) by reversing its prior agreement to recognize supervisory goodwill and capital credits as assets includible in regulatory capital. Glendale and Statesman were remanded to the Court of Federal Claims for trials on damages. The Glendale damages trial concluded last year before Chief Judge Smith. The Court has indicated that a damages decision in Glendale should be issued on April 9, 1999. The Statesman case settled during trial.
  Pursuant to the order, damages trials in three other pending cases had commenced by mid-February 1999, and should be completed by mid-year. Due to the number of pending cases, the order provides for a sequencing process whereby 30 cases proceed to pre-trial discovery in a given calendar year and thereafter to trial. Charter One's case falls within the second group of 30 cases, for which pre-trial discovery (for those plaintiffs who wish to remain in the "second 30" group) begins on July 1, 1999. Due to the pendency of the other related cases, and the uncertainty inherent in litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 17, 1999.
CHARTER ONE FINANCIAL, INC.

/s/ Charles John Koch
-------------------------------------
Charles John Koch
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.

/s/ Charles John Koch
-------------------------------------
Charles John Koch
Director, President and
Chief Executive Officer

/s/ Richard W. Neu
-------------------------------------
Richard W. Neu
Director, Executive Vice President
Chief Financial Officer

/s/ Eugene B. Carroll
-------------------------------------
Eugene B. Carroll, Sr., Director

/s/ Herbert G. Chorbajian
-------------------------------------
Herbert G. Chorbajian, Director

/s/ Phillip Wm. Fisher
-------------------------------------
Phillip Wm. Fisher, Director

/s/ Denise M. Fugo
-------------------------------------
Denise M. Fugo, Director

/s/ Mark D. Grossi
-------------------------------------
Mark D. Grossi, Director

/s/ Charles M. Heidel
-------------------------------------
Charles M. Heidel, Director

/s/ Karen R. Hitchcock
-------------------------------------
Karen R. Hitchcock, Director

/s/ John D. Koch
-------------------------------------
John D. Koch, Director



/s/ Michael P. Morley
-------------------------------------
Michael P. Morley, Director

/s/ Henry R. Nolte, Jr.
-------------------------------------
Henry R. Nolte, Jr., Director

/s/ Ronald F. Poe
-------------------------------------
Ronald F. Poe, Director

/s/ Victor A. Ptak
-------------------------------------
Victor A. Ptak, Director

/s/ Melvin J. Rachal
-------------------------------------
Melvin J. Rachal, Director

/s/ Jerome L. Schostak
-------------------------------------
Jerome L. Schostak, Director

/s/ Mark Shaevsky
-------------------------------------
Mark Shaevsky, Director

/s/ Leonard S. Simon
-------------------------------------
Leonard S. Simon, Director

/s/ John P. Tierney
-------------------------------------
John P. Tierney, Director

/s/ Eresteen R. Williams
-------------------------------------
Eresteen R. Williams, Director

CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY


DIRECTORS AND
EXECUTIVE OFFICERS

CHARLES JOHN KOCH
Chairman, President and
Chief Executive Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

EUGENE B. CARROLL, SR.
President and
Chief Executive Officer,
Employer Sponsored Plans, Inc.
Cleveland, Ohio

HERBERT G. CHORBAJIAN
Vice Chairman,
Charter One Financial, Inc.
and former Chairman, President
and Chief Executive Officer,
ALBANK Financial, Inc.
Albany, New York

PHILLIP WM. FISHER
Chairman of the Board,
Durakon Industries,
Lapeer, Michigan, and
Principal of The Fisher Group
Detroit, Michigan

DENISE M. FUGO
President of City Life, Inc.
Cleveland, Ohio

MARK D. GROSSI
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

CHARLES M. HEIDEL
Retired President and
Chief Operating Officer,
The Detroit Edison Company
Detroit, Michigan

KAREN R. HITCHCOCK, PH.D.
President, University of Albany
Albany, New York

JOHN D. KOCH
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

MICHAEL P. MORLEY
Senior Vice President and
Director of Human Resources,
Eastman Kodak Company
Rochester, New York

RICHARD W. NEU
Executive Vice President
and Chief Financial Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

HENRY R. NOLTE, JR.
Of Counsel to Miller,
Canfield, Paddock and Stone
Detroit, Michigan, and
Retired Vice President
and General Counsel,
Ford Motor Company
Dearborn, Michigan

RONALD F. POE
Senior Advisor and
retired Chairman and
Chief Executive Officer,
Legg Mason
Dorman & Wilson, Inc.
White Plains, New York

VICTOR A. PTAK
Vice President,
Investments,
Everen Securities, and
formerly General Partner of
J.C. Bradford
Cleveland, Ohio

MELVIN J. RACHAL
President and
Chief Operating Officer,
Midwest Stamping, Inc.
Bowling Green, Ohio

JEROME L. SCHOSTAK
Vice Chairman
Charter One Financial, Inc.
and Chairman of the Board
and Chief Executive Officer,
Schostak Brothers
& Company, Inc.
Southfield, Michigan

MARK SHAEVSKY
Partner,
Honigman Miller Schwartz
and Cohn
Detroit, Michigan

LEONARD S. SIMON
Vice Chairman, Charter One
Financial, Inc. and former
Chairman and Chief Executive
Officer, RCSB Financial, Inc.
Rochester, New York

JOHN P. TIERNEY
Retired Chairman and
Chief Executive Officer,
Chrysler Financial Corporation
Detroit, Michigan

ERESTEEN R. WILLIAMS
Retired Medical Office Manager
Detroit, Michigan

SHAREHOLDER INFORMATION

ANNUAL MEETING
The annual meeting of
shareholders of Charter One
Financial, Inc. will be held at
2 p.m., Wednesday, April 21,
1999 at the Forum Conference
Center, Cleveland, Ohio.

FORM 10-K AND OTHER
SHAREHOLDER INFORMATION
The Form 10-K Report to
the Securities and Exchange
Commission is available without
charge upon written request to
the Investor Relations Department.

DIRECT MAILING OF ANNUAL REPORT
Shareholders whose common
stock is held in a brokerage
account or otherwise not in
their own name may wish to
receive copies of Charter One's
shareholder reports directly.
Requests may be addressed to
Investor Relations Department.

DIVIDEND POLICY AND
DIVIDEND REINVESTMENT PLAN
A corporate objective of Charter
One is to allow shareholders
to benefit from the growth of
Charter One Financial, Inc.
through the payment of quarterly
cash dividends. Dividends have
been paid each quarter since
October 1988. Charter One
has established a Dividend Reinvest-
ment Plan to enable shareholders
to purchase additional shares of
the Company. Information on the
plan may be obtained from
the Transfer Agent.

STOCK TRADING INFORMATION
Common Stock of Charter One
Financial, Inc. is traded on The
Nasdaq Stock Market under
the trading symbol "COFI."

TRANSFER AGENT
BankBoston, N.A.
c/o EquiServe
Shareholder Services Department
P.O. Box 8040
Boston, Massachusetts 02266
(800) 733-5001
http://www.equiserve.com

CORPORATE INFORMATION

CORPORATE WEBSITE
http://www.charterone.com
for press releases, investor
presentations and product
information.

INVESTOR RELATIONS
1215 Superior Avenue
Cleveland, Ohio 44114
(800) 262-6301
Ellen L. Batkie,
Senior Vice President

CORPORATE COMMUNICATIONS,
MEDIA INQUIRIES
William L. Dupuy,
Senior Vice President
(216) 566-5311

INDEPENDENT AUDITORS
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

LEGAL COUNSEL: INTERNAL
Robert J. Vana
Chief Corporate Council
and Secretary

LEGAL COUNSEL: EXTERNAL
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

--------------------------
DIRECTORS EMERITI

CHARLES JOSEPH KOCH
 Chairman Emeritus

DR. NORMAN P. AUBURN
OTTY J. CERNY
CHARLES F. IPAVEC
RICHARD J. JACOB
GEORGE M. JONES
PHILIP J. MEATHE
ALONZO H. POLL
FRED C. REYNOLDS
CHARLES A. SHIRK

         Charter One Bank, F.S.B. Y Headquarters: 1215 Superior Avenue
                     *Cleveland, Ohio 44114 Y (216) 566-5300

                       [LOGO] CHARTER ONE FINANCIAL, INC.

                           Charter One Bank Building
                  1215 Superior Avenue - Cleveland, Ohio 44114

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

     3.1 Registrant's Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 4.2 to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333- 33169), is incorporated herein by reference.

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

    10.4 First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

    10.5 FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

    10.6 FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

    10.7 Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana are filed herein. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant's Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

    10.8 First Amendment, dated July 29, 1998, to Forms of Employment Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana are filed herein. The Agreements, originally filed on July 25, 1995 as Exhibits 10.1, 10.2 and
                 10.3 to Registrant's Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

    10.9 Employment Agreement, dated April 22, 1997, between Charter One Investment, Inc. and William A. Valerian, filed on August 8, 1997 as Exhibit 10.13 to Registrant's Registration Statement on Form S- 4 (File No. 333-33169), is incorporated herein by reference.

    10.10        Forms of Employment Agreements between Charter One and Leonard
                 S. Simon, and Edward J. Pettinella, filed on August 8, 1997 as Exhibits 10.14 and 10.15 to Registrant's Registration Statement on Form S-4 (File No. 333-33259), are incorporated herein by reference.

    10.11 Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant's Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

    10.12 1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post- Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

    10.13 1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

    10.14 Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

    10.15 Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

    10.16 The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998.

    10.17 ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

    10.18 ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

    10.19 ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992, is incorporated herein by reference.

    10.20 Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian.

    10.21 Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant's Registration Statement on Form S-4 (File No. 333-65137), in incorporated herein by reference.

    11           Statement Regarding Computation of Per Share Earnings

    21           Subsidiaries of the Registrant

    23.1         Consent of Deloitte & Touche LLP (as auditors for the
                 Registrant)

    23.2         Consent of KPMG LLP (as auditors for RCSB Financial, Inc.)

    23.3         Consent of KPMG LLP (as auditors for ALBANK Financial
                 Corporation)

    27           Financial Data Schedule

    99.1 Independent Auditors' Report from KPMG LLP (as auditors for RCSB Financial, Inc.)

    99.2 Independent Auditors' Report from KPMG LLP (as auditors for ALBANK Financial Corporation)