Form 10-Q
period 1999-03-31
CHARTER ONE FINANCIAL INC
filed 1999-05-17
CIK 819692

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                 (216) 566-5300
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]     No [ ]

     The number of shares outstanding of the registrant's sole class of common stock as of April 30, 1999 was 166,367,691.

                                TABLE OF CONTENTS

Item
Number                                                                     Page
------                                                                     ----
                         PART I - FINANCIAL INFORMATION

    1.     Financial Statements

               Consolidated Statements of Financial Condition --
                 March 31, 1999 and December 31, 1998.....................   1

               Consolidated Statements of Income --
                 Three months ended March 31, 1999 and 1998...............   2

               Consolidated Statement of Changes in Shareholders' Equity--
                 Three months ended March 31, 1999........................   3

               Consolidated Statements of Cash Flows --
                 Three months ended March 31, 1999 and 1998...............   4

               Notes to Consolidated Financial Statements.................   5

    2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   6

    3.     Quantitative and Qualitative Disclosure About Market Risk......  25

                           PART II - OTHER INFORMATION

    5.     Other Information..............................................  25

    6.     Exhibits and Reports on Form 8-K...............................  25


Signatures................................................................  25

PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                     MARCH 31, 1999       DECEMBER 31, 1998
                                                                     --------------       -----------------
                                                                             (DOLLARS IN THOUSANDS,
                                                                             EXCEPT PER SHARE DATA)
                               ASSETS
Cash and deposits with banks ..................................        $    241,339         $    334,054
Federal funds sold and other ..................................                 677               65,453
                                                                       ------------         ------------
     Total cash and cash equivalents ..........................             242,016              399,507
Investment securities:
  Available for sale, at fair value ...........................             171,815              253,317
  Held to maturity (fair value of $41,618 and $42,554) ........              41,453               42,256
Mortgage-backed securities:
  Available for sale, at fair value ...........................           2,937,635            2,299,204
  Held to maturity (fair value of $2,350,283 and $2,716,740) ..           2,305,275            2,668,980
Loans and leases, net .........................................          17,178,260           17,502,729
Loans held for sale ...........................................              67,577              175,107
Federal Home Loan Bank stock ..................................             329,492              319,993
Premises and equipment ........................................             230,895              218,788
Accrued interest receivable ...................................             115,690              117,493
Real estate and other collateral owned ........................              19,500               18,094
Loan servicing assets .........................................              96,764               90,838
Goodwill ......................................................             155,290              158,709
Other assets ..................................................             663,147              202,240
                                                                       ------------         ------------
     Total assets .............................................        $ 24,554,809         $ 24,467,255
                                                                       ============         ============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Checking accounts:
     Interest-bearing .........................................        $  1,216,841         $  1,204,221
     Noninterest-bearing ......................................             981,107            1,015,650
  Money market accounts .......................................           2,663,499            2,505,846
  Savings accounts ............................................           1,727,214            1,828,087
  Certificates of deposit .....................................           8,538,325            8,611,260
                                                                       ------------         ------------
     Total deposits ...........................................          15,126,986           15,165,064
Federal Home Loan Bank advances ...............................           6,405,494            6,186,118
Reverse repurchase agreements .................................             492,815              685,024
Other borrowings ..............................................             125,826              130,336
Advance payments by borrowers for taxes and insurance .........              52,431               60,383
Accrued interest payable ......................................              52,797               45,584
Accrued expenses and other liabilities ........................             346,089              319,634
                                                                       ------------         ------------
     Total liabilities ........................................          22,602,438           22,592,143
                                                                       ------------         ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued ...................................                  --                   --
  Common stock - $.01 par value per share; 360,000,000 shares authorized; 166,247,556 and 165,399,180 shares issued and
    outstanding ...............................................               1,662                1,654
  Additional paid-in capital ..................................           1,136,793            1,130,398
  Retained earnings ...........................................             769,613              704,661
  Borrowings of employee investment and stock ownership plan ..              (4,758)              (5,288)
  Accumulated other comprehensive income ......................              49,061               43,687
                                                                       ------------         ------------
         Total shareholders' equity ...........................           1,952,371            1,875,112
                                                                       ------------         ------------
         Total liabilities and shareholders' equity ...........        $ 24,554,809         $ 24,467,255
                                                                       ============         ============


See Notes to Consolidated Financial Statements

                 CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                  THREE MONTHS ENDED MARCH 31,
                                                    1999                1998
                                                ------------        ------------
                                                     (DOLLARS IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases .....................        $    342,133        $    319,475
  Mortgage-backed securities:
    Available for sale .................              34,292              28,230
    Held to maturity ...................              41,868              71,116
  Investment securities:
    Available for sale .................               3,245              11,457
    Held to maturity ...................                 667               1,123
  Other interest-earning assets ........               7,216              10,522
                                                ------------        ------------
     Total interest income .............             429,421             441,923
                                                ------------        ------------
INTEREST EXPENSE:
  Deposits .............................             146,779             150,639
  FHLB advances ........................              77,875              74,305
  Other borrowings .....................              10,563              35,898
                                                ------------        ------------
     Total interest expense ............             235,217             260,842
                                                ------------        ------------
     Net interest income ...............             194,204             181,081
Provision for loan and lease losses ....               6,771               6,613
                                                ------------        ------------
     Net interest income after provision
       for loan and lease losses .......             187,433             174,468
                                                ------------        ------------
OTHER INCOME:
  Retail banking .......................              32,221              22,914
  Mortgage banking .....................              11,256              15,435
  Leasing operations ...................               2,048               2,210
  Net gains ............................               5,164               4,264
  Other ................................               2,865               1,508
                                                ------------        ------------
     Total other income ................              53,554              46,331
                                                ------------        ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits ...              52,887              50,457
  Net occupancy and equipment ..........              17,646              17,008
  Federal deposit insurance premiums ...               1,591               1,717
  Merger expenses ......................               2,200                  --
  Amortization of goodwill .............               3,363               3,363
  Other administrative expenses ........              32,144              37,313
                                                ------------        ------------
     Total administrative expenses .....             109,831             109,858
                                                ------------        ------------
Income before income taxes .............             131,156             110,941
Income taxes ...........................              43,021              36,888
                                                ------------        ------------
     Net income ........................        $     88,135        $     74,053
                                                ============        ============

Basic earnings per share ...............        $        .53        $        .45
                                                ============        ============

Diluted earnings per share .............        $        .52        $        .43
                                                ============        ============

Average common shares outstanding(1) ...         165,780,329         165,562,826
                                                ============        ============

Average common and common equivalent
  shares outstanding(1) ................         170,022,254         171,408,428
                                                ============        ============

Cash dividends declared per share(1) ...        $        .14        $        .13
                                                ============        ============


(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998 and the 5% stock dividend issued September 30, 1998.

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                               BORROWINGS
                                                                                                  OF
                                                                                                EMPLOYEE
                                                                                ACCUMULATED    INVESTMENT         TOTAL
                                                  ADDITIONAL                      OTHER         AND STOCK         SHARE-
                                     COMMON        PAID-IN         RETAINED     COMPREHENSIVE   OWNERSHIP         HOLDERS'
                                     STOCK         CAPITAL         EARNINGS         INCOME         PLAN            EQUITY
                                     ------       ----------       ---------        -------       -------        -----------
Balance, January 1, 1999 .....       $1,654       $1,130,398       $ 704,661        $43,687       $(5,288)       $ 1,875,112
Comprehensive income:
  Net unrealized holding
    gain on securities .......           --               --              --          5,374            --              5,374
  Net income .................           --               --          88,135             --            --             88,135
                                     ------       ----------       ---------        -------       -------        -----------
Comprehensive income .........           --               --          88,135          5,374            --             93,509
EISOP loan payment ...........           --               --              --             --           530                530
Issuance of common shares:
  stock option plans,
  848,376 shares .............            8            6,395              --             --            --              6,403
Dividends paid ($.14 per
  share)......................           --               --         (23,183)            --            --            (23,183)
                                     ------       ----------       ---------        -------       -------        -----------
Balance, March 31, 1999 ......       $1,662       $1,136,793       $ 769,613        $49,061       $(4,758)       $ 1,952,371
                                     ======       ==========       =========        =======       =======        ===========


See Notes to Consolidated Financial Statements

                 CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                1999                1998
                                                                            -----------         -----------
                                                                                               (AS RESTATED)
                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .......................................................        $    88,135         $    74,053
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ............................              6,771               6,613
    Net gains ......................................................             (2,955)             (1,970)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ................             20,687              (3,365)
    Origination of real estate loans held for sale .................           (523,155)           (403,459)
    Proceeds from sale of loans held for sale ......................            521,058             401,466
    Other ..........................................................             37,221              (4,227)
                                                                            -----------         -----------
      Net cash provided by operating activities ....................            147,762              69,111
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ......................           (712,240)           (716,085)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ....................            363,987             355,265
    Investment securities held to maturity .........................                 --              16,412
    Mortgage-backed securities available for sale ..................            144,224               5,174
    Investment securities available for sale .......................            101,715             324,096
  Proceeds from sale of:
    Mortgage-backed securities available for sale ..................            371,374             412,100
    Investment securities available for sale .......................             59,162                  --
    Federal Home Loan Bank stock ...................................                500               1,138
  Purchases of:
    Investment securities available for sale .......................            (79,724)            (42,088)
    Loans ..........................................................             (9,012)            (36,982)
    Federal Home Loan Bank stock ...................................             (4,516)             (4,456)
    Loan servicing assets, including those originated ..............             (9,582)             (6,606)
    Bank Owned Life Insurance ......................................           (480,500)                 --
    Other ..........................................................            (11,226)             12,530
                                                                            -----------         -----------
    Net cash (used in) provided by investing activities ............           (265,838)            320,498
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings .................             30,672          (1,781,352)
  Proceeds from long-term borrowings ...............................            202,453           1,545,980
  Repayments of long-term borrowings ...............................           (209,829)           (534,465)
  Increase (decrease) in deposits ..................................            (37,979)            363,705
  Decrease in advance payments by borrowers for taxes and
   Insurance .......................................................             (7,952)             (6,608)
  Payment of dividends on common stock .............................            (23,184)            (18,303)
  Proceeds from issuance of common stock ...........................              6,404                  --
  Purchase of treasury stock, net of options exercised .............                 --               2,693
                                                                            -----------         -----------
Net cash used in financing activities ..............................            (39,415)           (428,350)
                                                                            -----------         -----------
Net decrease in cash and cash equivalents ..........................           (157,491)            (38,741)
Cash and cash equivalents, beginning of the period .................            399,507             412,105
                                                                            -----------         -----------
Cash and cash equivalents, end of the period .......................        $   242,016         $   373,364
                                                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ................        $   227,718         $   255,752
  Cash paid for income taxes .......................................                 --              45,048
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ........................              1,109               4,051
  Loans exchanged for mortgage-backed securities ...................          1,148,373             641,995


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

2. On May 4, 1999, the Company announced a definitive agreement was reached with Chittenden ("Chittenden") Corporation to purchase 14 Vermont National Bank offices along with approximately $400 million in deposits and $120 million in commercial real estate and business loans. The deposits will be assumed for a deposit premium of approximately 10.5% and will result in approximately $42 million in tax deductible goodwill. The purchase is related to the branch divestiture required by federal regulators relative to Chittenden's pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. The transaction is expected to close during the fourth quarter of 1999.

3. On November 30, 1998, the Company completed the merger with ALBANK Financial Corporation ("ALBANK"). ALBANK, the holding company of ALBANK, F.S.B., a federally chartered savings bank, and ALBANK Commercial, a state-chartered commercial bank, was headquartered in Albany, New York, had $4.1 billion in assets ($3.5 billion in deposits), and operated 88 branches in upstate New York and 21 in Massachusetts and Vermont. Terms of the agreement called for a tax-free exchange of common shares at a fixed exchange ratio of 2.268 shares (as adjusted for the 5% stock dividend issued September 30, 1998) of Charter One common stock for each of ALBANK's common shares, resulting in the issuance of 30,479,758 shares of Charter One common stock.

4. On October 16, 1998, Charter One completed its acquisition of CS Financial, Inc. ("CS Financial"), a $393.9 million privately-owned thrift holding company headquartered in Cleveland, Ohio. As a result of the merger, which was accounted for as a pooling of interests, Charter One issued an additional 2,131,500 shares of its common stock. The transaction added eight branches to the Ohio network, four of which have been consolidated, resulting in a net increase of four branches.

5. On January 1, 1999, the Company adopted SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this statement did not have a material effect on the Company's results of operations.

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

7. Certain items in the consolidated financial statements for 1998 have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Headquartered in Cleveland, Ohio, Charter One is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and ALBANK Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of the company is operating these financial institutions. Their operations are jointly referred to in the following discussion as the bank. The bank's primary business is providing consumer and business banking services to certain major markets in Ohio, Michigan and New York and, as of November 1998, in some markets of Massachusetts and Vermont. At the end of the first quarter of 1999, the Bank and its subsidiaries were doing business through 339 full-service banking branches and 40 loan production offices.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including but not limited to: (i) changes in economic conditions in the Company's market area;
(ii) changes in policies by regulatory agencies; (iii) fluctuations in interest rates; (iv) demand for loans in the Company's market area; (v) competition; (vi) the possibility that expected cost savings from the acquisition (the "Merger") of ALBANK cannot be fully realized within the expected time frame; (vii) the possibility that costs or difficulties relating to the integration of the businesses of the Company and ALBANK will be greater than expected; (viii) the possibility that revenues following the Merger will be lower than expected; and
(ix) the possibility that year 2000 compliance failures could result in additional expense to the Company and significant disruption of its business and there can be no assurance that any contingency plans will completely mitigate the effects of any such failure. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

The Company reported net income of $88.1 million, or $0.52 per diluted share, for the three months ended March 31, 1999. This was a $14.1 million, or 19.0%, increase over the results of the first quarter of 1998 when net income was $74.1 million, or $0.43 per diluted share. This increase was primarily attributable to increases in net interest income and retail banking income. The Company's net income for the first quarter of 1999 resulted in a return on average equity of 18.34% and a return on average assets of 1.45%. The comparable returns for the first quarter of 1998 were 16.39% and 1.22%, respectively.

SELECTED OPERATING RATIOS (Figure 1)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           1999            1998
                                                        -------         -------
Annualized returns
  Return on average assets .....................           1.45%           1.22%
  Return on average equity .....................          18.34           16.39
  Average equity to average assets .............           7.89            7.45

Annualized operating ratios
  Net interest income to administrative expenses          1.77x           1.65x
  Administrative expenses to average assets ....           1.80%           1.81%
  Efficiency ratio .............................          43.89           47.72

NET INTEREST INCOME

Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as market interest rate fluctuations and asset quality.

Figure 2 sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)

                                                                         THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------------------------------------------------------------
                                                               1999                                            1998
                                           ----------------------------------------------------------------------------------------
                                                                                AVG.                                          AVG.
                                              AVERAGE                          YIELD/         AVERAGE                        YIELD/
                                             BALANCE           INTEREST        COST           BALANCE          INTEREST       COST
                                             -------           --------        ----           -------          --------       ----
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases(1) ...............      $ 18,021,354       $   342,133        7.62%      $ 16,103,340       $319,475        7.95%
  Mortgage-backed securities:
    Available for sale ..............         2,050,736            34,292        6.69          1,619,884         28,230        6.97
    Held to maturity ................         2,414,742            41,868        6.94          4,006,420         71,116        7.10
  Investment securities:
    Available for sale ..............           194,407             3,245        6.68            678,531         11,457        6.75
    Held to maturity ................            42,050               667        6.34             65,071          1,123        6.90
  Other interest-earning
   assets(2) ........................           464,304             7,216        6.22            613,240         10,522        6.86
                                           ------------       -----------                   ------------       --------
     Total interest-earning assets ..        23,187,593           429,421        7.43         23,086,486        441,923        7.67
                                                              -----------                                      --------
  Allowance for loan and lease losses          (142,776)                                        (142,094)
  Noninterest-earning assets(3) .....         1,316,678                                        1,303,157
                                           ------------                                     ------------
       Total assets .................      $ 24,361,495                                     $ 24,247,549
                                           ============                                     ============

Interest bearing liabilities(4):
  Deposits:
    Checking accounts ...............      $  2,095,801             3,714        0.72       $  1,659,023          3,762        0.92
    Savings accounts ................         1,775,805             8,557        1.95          1,945,666         11,571        2.41
    Money market accounts ...........         2,556,735            21,283        3.38          2,154,337         17,717        3.34
    Certificates of deposit .........         8,594,035           113,225        5.34          8,432,740        117,589        5.66
                                           ------------       -----------                   ------------       --------
      Total deposits ................        15,022,376           146,779        3.96         14,191,766        150,639        4.30
                                           ------------       -----------                   ------------       --------
  FHLB advances .....................         6,325,225            77,875        4.99          5,272,045         74,305        5.71
  Other borrowings ..................           694,532            10,563        6.08          2,281,134         35,898        6.29
                                           ------------       -----------                   ------------       --------
     Total borrowings ...............         7,019,757            88,438        5.10          7,553,179        110,203        5.89
                                           ------------       -----------                   ------------       --------
     Total interest-bearing
      liabilities ...................        22,042,133           235,217        4.32         21,744,945        260,842        4.85
                                                              -----------                                      --------
  Non interest-bearing liabilities ..           397,058                                          645,841
                                           ------------                                     ------------
     Total liabilities ..............        22,439,191                                       22,390,786
Corporation-obligated mandatorily
    redeemable capital securities of
    subsidiary trust ................                --                                           50,000
Shareholders' equity ................         1,922,304                                        1,806,763
                                           ------------                                     ------------
     Total liabilities and
      shareholders' equity ..........      $ 24,361,495                                     $ 24,247,549
                                           ============                                     ============
Net interest income .................                         $   194,204                                      $181,081
                                                              ===========                                      ========
Interest rate spread ................                                            3.11                                          2.82
Net yield on average interest-
 earning assets(5) ..................                                            3.35                                          3.14
Average interest-earning assets
 to average interest-bearing
 liabilities ........................                                          105.20%                                       106.17%


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


RATE/VOLUME ANALYSIS (Figure 3)

                                        THREE MONTHS ENDED MARCH 31,
                                    --------------------------------------
                                                1999 V. 1998
                                    --------------------------------------
                                    INCREASE (DECREASE) DUE TO
                                      RATE          VOLUME          TOTAL
                                      ----          ------          -----
                                             (DOLLARS IN THOUSANDS)
Interest income:
  Loans and leases ...........      $(16,034)      $ 38,692       $ 22,658
  Mortgage-backed securities:
    Available for sale .......        (1,183)         7,245          6,062
    Held to maturity .........        (1,615)       (27,633)       (29,248)
  Investment securities:
    Available for sale .......          (130)        (8,082)        (8,212)
    Held to maturity .........           (85)          (371)          (456)
 Other interest-earning assets          (924)        (2,382)        (3,306)
                                    --------       --------       --------
      Total ..................       (19,971)         7,469        (12,502)
                                    --------       --------       --------
Interest expense:
  Checking accounts ..........          (920)           872            (48)
  Savings accounts ...........        (2,064)          (950)        (3,014)
  Money market accounts ......           218          3,348          3,566
  Certificates of deposit ....        (6,581)         2,217         (4,364)
  FHLB advances ..............       (10,125)        13,695          3,570
  Other borrowings ...........        (2,872)       (22,463)       (25,335)
                                    --------       --------       --------
      Total ..................       (22,344)        (3,281)       (25,625)
                                    --------       --------       --------
Change in net interest income       $  2,373       $ 10,750       $ 13,123
                                    ========       ========       ========

Net interest income for the first quarter of 1999 was $194.2 million as compared to $181.1 million for the first quarter of 1998. This $13.1 million, or 7.3%, increase is primarily attributable to the growth in the balances of loans and leases. The primary reason for this growth is the execution of the Company's strategy of shifting the interest-earning asset mix towards higher yielding interest-earning assets. With the high volume of loan and lease originations during the previous 12 months, the Company was able to increase the average balance of loans and leases by $1.9 billion for the first quarter of 1999 as compared to the first quarter of 1998. This increase in the balance of loans and leases caused interest income to increase by $38.7 million. That increase was partially offset by lower balances of other components of interest-earning assets; primarily, mortgage-backed securities, investments and other interest-earning assets during the first quarter of 1999 which caused interest income to decrease by $31.2 million as compared to the first quarter of 1998. The table below illustrates this shift in the interest-earning asset portfolio mix.

AVERAGE BALANCE PORTFOLIO MIX (Figure 4)

                                                                 THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------------------------------------------------
                                                       1999                                          1998
                                       --------------------------------------        -------------------------------------
                                                          YIELD/       % OF                             YIELD/       % OF
                                         BALANCE          COST         TOTAL           BALANCE          COST         TOTAL
                                       -----------        -----        -----         -----------        -----        -----
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases ............        $18,021,354         7.62%        77.7%        $16,103,340         7.95%        69.8%
  Other interest-earning assets          5,166,239         6.76         22.3           6,983,146         7.01         30.2
                                       -----------        -----        -----         -----------        -----        -----
     Total ....................        $23,187,593         7.43%       100.0%        $23,086,486         7.67%       100.0%
                                       ===========        =====        =====         ===========        =====        =====

Interest-bearing liabilities:
  Deposits ....................        $15,022,376         3.96%        68.2%        $14,191,766         4.30%        65.3%
  Borrowings ..................          7,019,757         5.10         31.8           7,553,179         5.89         34.7
                                       -----------        -----        -----         -----------        -----        -----
     Total ....................        $22,042,133         4.32%       100.0%        $21,744,945         4.85%       100.0%
                                       ===========        =====        =====         ===========        =====        =====

The Company was also able to shift the balance of interest-bearing liabilities into lower costing (relative to borrowed funds) deposit balances. As set forth in Figure 4 above, the Company's average balance of interest-bearing liabilities for the first quarter of 1999 consisted of 68.2% deposit balances as opposed to 65.3% for the first quarter of 1998. This volume change caused interest expense to decrease by $3.3 million. The shift of interest-earning assets to higher yielding assets combined with the shift of interest-bearing liabilities to lower costing liabilities were the primary reason for the increase in net interest income and the improvement in the net interest rate spread and the net yield on interest earning assets. The interest rate spread and the net yield on interest-earning assets were 3.11% and 3.35% for the three months ended March 31, 1999 as compared to 2.82% and 3.14%, respectively for the three months ended March 31, 1998.

Figure 5 sets forth the Company's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                  MARCH 31, 1999    DECEMBER 31, 1998
                                                  --------------    -----------------
YIELDS AND COSTS AT END OF PERIOD
  Weighted average yield:
    Real estate loans .....................            7.35%            7.45%
    Automobile loans ......................            8.61             8.70
    Retail consumer loans .................            7.90             8.11
    Leases (1) ............................            6.21             6.22
    Corporate banking loans ...............            8.47             8.40
      Total loans and leases ..............            7.60             7.69
    Mortgage-backed securities ............            6.79             6.88
    Investment securities .................            6.64             6.30
    Other interest-earning assets .........            6.94             6.38
        Total interest-earning assets .....            7.40             7.48
  Weighted average cost (2):
    Checking ..............................             .78              .67
    Money market ..........................            3.42             3.36
    Savings ...............................            1.91             2.15
    Certificates of deposit ...............            5.23             5.46
      Total deposits ......................            3.88             4.02
    FHLB advances .........................            4.99             5.01
    Other borrowings ......................            6.23             6.15
         Total interest-bearing liabilities            4.27             4.37

  Interest rate spread ....................            3.13             3.11

  Net yield on interest-earning assets ....            3.31             3.34

(1)   Excludes impact of related tax benefit.

(2) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME

Other income for the three months ended March 31, 1999 was $53.6 million as compared to $46.3 million for the first quarter of 1998. This $7.2 million, or 15.6%, increase was primarily attributable to increased retail banking income which increased $9.3 million, or 40.6%. Retail banking income increased primarily due to increases in checking account fee income and increases in commissions on the sale of annuities and mutual funds. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account. Commission income increased as a result of increasing sales of tax deferred annuity and mutual fund products. The increase in retail banking income was partially offset by a $4.2 million, or 27.1%, decrease in mortgage banking income. The Company's mortgage banking subsidiary changed its mix of loan originations in 1999 as compared to 1998 to weigh more heavily on loans originated for the bank's portfolio. The decline in mortgage banking income was caused by a decrease in the volume of loans originated for sale by the mortgage banking subsidiary. Also, on March 9, 1999, the Company increased its Bank Owned Life Insurance ("BOLI") portfolio by $480.0 million bringing the total investment in BOLI to $535.1 million. This asset is classified with Other Assets on the balance sheet. Income from BOLI is the primary reason for the $1.4 million increase in other income.

ADMINISTRATIVE EXPENSES

Administrative expenses were $109.8 million for the three months ended March 31, 1999, relatively unchanged from the first quarter of 1998. The first quarter of 1999 also included $2.2 million of merger-related expenses as the Company continues the process of combining back-office operations associated with the ALBANK merger that was effective November 30, 1998. This consolidation process is expected to be completed by the end of the third quarter of 1999 and the Company expects to incur up to an additional total of $7.0 million of merger-related expenses (after tax) associated with this consolidation during the remainder of 1999. The Company's administrative expenses, excluding the merger-related expenses, resulted in a ratio of 1.77% of expenses to average assets for the three months ended March 31, 1999 as compared to 1.81% for the comparable period in 1998.

FEDERAL INCOME TAXES

Federal income tax expense for the three months ended March 31, 1999 was $43.0 million as compared to $36.9 million for the same period in 1998. The primary reason for this 16.6% increase in the provision for federal income tax expense was a 18.2% increase in pre-tax book income. The effective tax rates were 32.8% and 33.3% for the 1999 and 1998 periods, respectively.


FINANCIAL CONDITION

OVERVIEW

At March 31, 1999, total assets were $24.6 billion relatively flat as compared to total assets at December 31, 1998. However, the Company has changed the mix of assets during the quarter. See "Net Interest Income" discussion above.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES (Figure 6)

                                                                 MARCH 31, 1999                        DECEMBER 31, 1998
                                                        -------------------------------        ---------------------------------
                                                           AMOUNT             % OF TOTAL          AMOUNT            % OF TOTAL
                                                        -----------             ------         -----------         -------------
                                                                                 (DOLLARS IN THOUSANDS)
LOAN AND LEASE PORTFOLIO, NET
  One-to-four family:
     Permanent:
        Fixed rate ..............................       $ 6,289,703              36.47%        $ 6,909,161                 39.08%
        Adjustable rate .........................         3,155,649              18.30           3,360,705                 19.01
       Construction .............................           239,955               1.39             294,893                  1.67
                                                        -----------             ------         -----------         -------------
                                                          9,685,307              56.16          10,564,759                 59.76
  Commercial real estate:
    Multifamily .................................           223,869               1.30             242,776                  1.38
    Other .......................................           509,149               2.95             475,753                  2.69
                                                        -----------             ------         -----------         -------------
                                                            733,018               4.25             718,529                  4.07
  Consumer:
    Retail ......................................         3,420,717              19.84           3,129,312                 17.70
    Automobile ..................................         2,139,840              12.40           2,020,157                 11.43
                                                        -----------             ------         -----------         -------------
                                                          5,560,557              32.24           5,149,469                 29.13
  Business:
    Leasing .....................................           747,559               4.34             730,415                  4.13
    Corporate banking ...........................           519,396               3.01             514,664                  2.91
                                                        -----------             ------         -----------         -------------
                                                          1,266,955               7.35           1,245,079                  7.04
                                                        -----------             ------         -----------         -------------
                                                        $17,245,837             100.00%        $17,677,836                100.00%
                                                        ===========             ======         ===========         =============

Portfolio of loans serviced for others ..........       $ 9,140,660                          $   9,308,294
                                                        ===========                          =============

LOAN AND LEASE ACTIVITY (Figure 7)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------------
                                                                   1999                    1998
                                                                -----------             ----------
                                                                     (DOLLARS IN THOUSANDS)
ORIGINATIONS:
  Real Estate:
     Permanent:
        One-to-four family .........................            $ 1,261,217             $1,451,547
        Multifamily ................................                 14,817                  5,289
        Commercial .................................                 44,538                 15,066
                                                                -----------             ----------
           Total permanent loans ...................              1,320,572              1,471,902
                                                                -----------             ----------
     Construction:
        One-to-four family .........................                104,409                 91,803
        Multifamily ................................                 13,302                  4,439
        Commercial .................................                 10,326                  2,201
                                                                -----------             ----------
           Total construction loans ................                128,037                 98,443
                                                                -----------             ----------
                  Total real estate loans originated              1,448,609              1,570,345
                                                                -----------             ----------
  Retail consumer ..................................                598,746                389,569
  Automobile .......................................                345,893                280,977
  Leases ...........................................                 50,267                 79,911
  Corporate banking ................................                124,014                 46,512
                                                                -----------             ----------
           Total loans and leases originated .......              2,567,529              2,367,314
                                                                -----------             ----------
  Loans purchased ..................................                  9,012                    410
  Sales and principal reductions:
    Loans sold .....................................                523,155                403,767
    Loans exchanged for MBS ........................              1,148,373                641,995
    Principal reductions ...........................              1,327,470              1,273,381
                                                                -----------             ----------
           Total sales and principal reductions ....              2,998,998              2,319,143
                                                                -----------             ----------
               Increase(decrease) before net items .            $  (422,457)            $   48,581
                                                                ===========             ==========


INVESTMENT SECURITIES

Figure 8 summarizes the investment portfolio at March 31, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

INVESTMENT SECURITIES PORTFOLIO (Figure 8)

                                                             MARCH 31, 1999    DECEMBER 31, 1998
                                                             --------------    -----------------
                                                                   (DOLLARS IN THOUSANDS)
Available for Sale:
  U.S. Treasury and agency securities ..............            $ 47,965             $ 48,999
  Corporate notes and commercial paper .............              61,057              135,520
  Other ............................................              62,793               68,798
                                                                --------             --------
      Total investment securities available for sale             171,815              253,317
                                                                --------             --------

Held to maturity:
  U.S. Treasury and agency securities ..............              35,436               35,932
  Other ............................................               6,017                6,324
                                                                --------             --------
      Total investment securities held to maturity .              41,453               42,256
                                                                --------             --------
           Total ...................................            $213,268             $295,573
                                                                ========             ========
  Weighted average rate ............................                6.64%                6.30%
                                                                ========             ========

MORTGAGE-BACKED SECURITIES


Figure 9 summarizes the mortgage-backed securities portfolios at March 31, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 9)

                                                                  MARCH 31, 1999      DECEMBER 31, 1998
                                                                  --------------      -----------------
                                                                         (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA ..............................................            $1,748,170            $1,053,324
      FHLMC .............................................               120,798               140,273
      GNMA ..............................................                 3,205                 3,327
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC .............................................               320,496               337,658
      FNMA ..............................................               246,679               255,238
      GNMA ..............................................                 8,850                 9,374
    Private issues ......................................               489,437               500,010
                                                                     ----------            ----------
      Total mortgage-backed securities available for sale             2,937,635             2,299,204
                                                                     ----------            ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA ..............................................               673,002               741,828
      FHLMC .............................................               253,723               285,131
      GNMA ..............................................               123,105               132,066
    Private issues ......................................               201,302               219,256
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA ..............................................               237,213               261,528
      FHLMC .............................................               108,873               126,279
    Private issues ......................................               708,057               902,892
                                                                     ----------            ----------
        Total mortgage-backed securities held to maturity             2,305,275             2,668,980
                                                                     ----------            ----------
           Total ........................................            $5,242,910            $4,968,184
                                                                     ==========            ==========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 10)

                                                             MARCH 31, 1999                      DECEMBER 31, 1998
                                                      --------------------------               -----------------------
                                                        BOOK             AVERAGE               BOOK            AVERAGE
                                                        VALUE              RATE                VALUE            RATE
                                                        -----              ----                -----            ----
                                                                         (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Adjustable rate:
    Participation certificates ...........            $   91,690            6.76%            $  104,582            6.77%
    Collateralized mortgage obligations ..               987,240            6.29              1,005,868            6.69
                                                      ----------                             ----------
      Total adjustable rate ..............             1,078,930            6.33              1,110,450            6.70
                                                      ----------                             ----------
  Fixed rate:
    Participation certificates ...........             1,780,483            6.91              1,092,342            6.87
    Collateralized mortgage obligations ..                78,222            6.35                 96,412            6.36
                                                      ----------                             ----------
      Total fixed rate ...................             1,858,705            6.89              1,188,754            6.83
                                                      ----------                             ----------
        Total available for sale .........             2,937,635            6.68              2,299,204            6.76
                                                      ----------                             ----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates ...........               500,346            6.76                547,989            6.92
    Collateralized mortgage obligations ..               260,818            6.77                278,841            7.30
                                                      ----------                             ----------
      Total adjustable rate ..............               761,164            6.76                826,830            7.05
                                                      ----------                             ----------
  Fixed rate:
    Participation certificates ...........               750,786            7.30                830,292            7.30
    Collateralized mortgage obligations ..               793,325            6.72              1,011,858            6.65
                                                      ----------                             ----------
      Total fixed rate ...................             1,544,111            7.00              1,842,150            6.94
                                                      ----------                             ----------
        Total held to maturity ...........             2,305,275            6.92              2,668,980            6.98
                                                      ----------                             ----------
          Total mortgage-backed securities            $5,242,910            6.79%            $4,968,184            6.88%
                                                      ==========                             ==========

ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
                                                                          1999                   1998
                                                                       ---------              ---------
                                                                             (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN AND LEASE LOSSES
   Balance, beginning of period ...........................            $ 144,566              $ 142,985
   Provision for loan and lease losses ....................                6,771                  6,613
   Loans and leases charged off:
      Mortgage ............................................               (1,022)                (1,339)
      Automobile ..........................................               (8,110)                (6,129)
      Retail consumer .....................................               (1,519)                  (924)
      Leases ..............................................                 (900)                    --
      Corporate banking ...................................                 (264)                   (59)
                                                                       ---------              ---------
         Total charge-offs ................................              (11,815)                (8,451)
                                                                       ---------              ---------
   Recoveries:
      Mortgage ............................................                  122                    134
      Automobile ..........................................                1,370                  1,075
      Retail consumer .....................................                  171                    196
      Leases ..............................................                   --                     --
      Corporate banking ...................................                   96                     83
                                                                       ---------              ---------
         Total recoveries .................................                1,759                  1,488
                                                                       ---------              ---------
              Net loan and lease charge-offs ..............              (10,056)                (6,963)
                                                                       ---------              ---------
   Balance, end of period .................................            $ 141,281              $ 142,635
                                                                       =========              =========

   Net charge-offs to average loans and leases (annualized)                  .22%                   .17%

Figure 12 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At March 31, 1999, the Bank had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 12)

                                                                     MARCH 31, 1999     DECEMBER 31, 1998
                                                                     --------------     -----------------
                                                                           (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS AND LEASES:
  Nonaccrual loans and leases:
    Real estate mortgage loans:
      One-to-four family(1) ................................            $ 71,177             $ 73,175
      Multifamily and commercial ...........................               2,856                3,958
      Construction and land ................................                 452                1,178
                                                                        --------             --------
        Total real estate mortgage loans ...................              74,485               78,311
    Retail consumer ........................................              19,467               21,032
    Automobile .............................................                 279                  327
    Leases .................................................                  --                   --
    Corporate banking ......................................               7,997                8,810
                                                                        --------             --------
        Total nonaccrual loans and leases ..................             102,228              108,480
                                                                        --------             --------
  Accruing loans and leases delinquent more than 90 days:
    Real estate mortgage loans .............................                  --                   --
    Retail consumer ........................................               3,375                3,878
    Automobile .............................................               4,123                5,873
    Leases .................................................                  --                   --
    Corporate banking ......................................               1,162                  904
                                                                        --------             --------
        Total accruing loans and leases more than 90 days ..               8,660               10,655
                                                                        --------             --------
  Restructured real estate mortgage loans ..................               2,557                3,936
                                                                        --------             --------
        Total nonperforming loans and leases ...............             113,445              123,071
  Real estate acquired through foreclosure and other .......              19,209               17,803
                                                                        --------             --------
        Total nonperforming assets .........................             132,654              140,874
        Less government guaranteed loans ...................              22,308               22,429
                                                                        --------             --------
        Nonperforming assets net of guaranteed loans .......            $110,346             $118,445
                                                                        ========             ========
  Ratio of:
    Nonperforming loans and leases to total loans and leases                 .66%                 .70%
    Nonperforming assets to total assets ...................                 .54                  .58
    Allowance for loan and lease losses to:
      Nonperforming loans and leases .......................              124.54               117.47
      Total loans and leases before allowance ..............                 .81                  .81
  Ratio of (excluding guaranteed nonperforming loans):
    Nonperforming loans and leases to total loans and leases                 .53%                 .57%
    Nonperforming assets to total assets ...................                 .45                  .48
    Allowance for loan and lease losses to:
      Nonperforming loans and leases .......................              155.02               143.64
      Total loans and leases before allowance ..............                 .81                  .81

(1) Includes $22.3 million and $22.4 million of government guaranteed loans at March 31, 1999 and December 31, 1998.


At March 31, 1999, there were $45.7 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the Bank's funds for use in lending and for general business purposes. The Bank also derives funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At March 31, 1999 and December 31, 1998, 68% of interest-bearing liabilities were in the form of deposits and 32% were in borrowings.

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

COMPOSITION OF DEPOSITS (Figure 13)

                                                          MARCH 31, 1999                             DECEMBER 31, 1998
                                          --------------------------------------         --------------------------------------
                                                             WEIGHTED    PERCENT                          WEIGHTED      PERCENT
                                                             AVERAGE        OF                             AVERAGE        OF
                                            AMOUNT             RATE       TOTAL             AMOUNT           RATE        TOTAL
                                            ------             ----       -----             ------           ----        -----
                                                                           (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing ...............        $ 1,216,841          1.39%        8.04%        $ 1,204,221          1.22%        7.94%
  Noninterest-bearing ............            981,107            --         6.49           1,015,650            --         6.70
Money market accounts ............          2,663,499          3.42        17.61           2,505,846          3.37        16.52
Savings accounts .................          1,727,214          1.91        11.42           1,828,087          2.15        12.06
Certificates of deposit ..........          8,537,342          5.39        56.44           8,610,177          5.62        56.78
                                          -----------                     ------         -----------                     ------
     Total deposits ..............         15,126,003          3.98       100.00%         15,163,981          4.10       100.00%
                                                                          ======                                         ======
Plus unamortized premium
 on deposits purchased ...........                983                                          1,083
                                          -----------                                    -----------
     Total deposits, net .........        $15,126,986                                    $15,165,064
                                          ===========                                    ===========
Including the annualized effect of
 applicable interest rate risk
 management instruments ..........                             3.88%                                          4.02%
                                                               ====                                           ====


BORROWINGS

At March 31, 1999, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by Charter One's investment in the stock of the FHLB, as well as $8.7 billion in real estate loans and $2.2 billion in mortgage-backed securities.

FEDERAL HOME LOAN BANK ADVANCES (Figure 14)

                                                                     MARCH 31, 1999              DECEMBER 31, 1998
                                                              ------------------------        -------------------------
                                                                              WEIGHTED                         WEIGHTED
                                                                               AVERAGE                         AVERAGE
                                                                AMOUNT           RATE           AMOUNT          RATE
                                                              ----------      --------        ----------       --------
                                                                               (DOLLARS IN THOUSANDS)
Short-term ...........................................        $  823,000         4.98%        $  803,000        5.10%
Long-term:
  Fixed-rate advances ................................         5,308,764         5.01          5,109,388        4.99
  Variable-rate advances .............................           273,730         4.80            273,730        5.35
                                                              ----------                      ----------
    Total advances, net ..............................        $6,405,494         5.00         $6,186,118        5.02
                                                              ==========                      ==========

Including the annualized effect of applicable interest
  rate risk management instruments ...................                           4.99%                          5.01%

Figure 15 presents a summary of outstanding reverse repurchase agreements. The Bank enters into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)

                                                                     MARCH 31, 1999              DECEMBER 31, 1998
                                                              ------------------------        -------------------------
                                                                              WEIGHTED                         WEIGHTED
                                                                               AVERAGE                         AVERAGE
                                                                AMOUNT           RATE           AMOUNT          RATE
                                                              ----------      --------        ----------       --------
                                                                               (DOLLARS IN THOUSANDS)
Short-term ...........................................        $   42,815         4.62%        $   39,962        4.57%
Long-term:
  Fixed-rate .........................................           200,000         5.94            275,062        5.99
  Variable-rate ......................................           250,000         5.00            370,000        5.30
                                                              ----------                      ----------
Weighted average cost including amortization
   of fees ...........................................        $  492,815         5.35         $  685,024        5.53
                                                              ==========                      ==========
Including the annualized effect of applicable interest
  rate risk management instruments ...................                           5.32%                          5.50%


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

INTEREST RATE SWAPS (Figure 16)

                                                         MARCH 31, 1999                         DECEMBER 31, 1998
                                             -----------------------------------       -----------------------------------
                                             NOTIONAL     RECEIVING      PAYING        NOTIONAL      RECEIVING      PAYING
                                             PRINCIPAL     INTEREST     INTEREST       PRINCIPAL     INTEREST      INTEREST
                                              AMOUNT         RATE         RATE           AMOUNT         RATE         RATE
                                             --------        ----         ----          --------        ----         ----
                                                                     (DOLLARS IN THOUSANDS)
Variable payment and fixed receipt:
    Maturing in:
      2000 ..........................        $ 60,000        5.58%        5.01%         $120,000        5.80%        5.31%
      2001 ..........................          80,000        5.67         5.02                --          --           --
      2003 ..........................         150,000        6.23         5.01           230,000        6.32         5.30
      2004 ..........................          90,000        6.18         5.01                --          --           --
                                             --------        ----         ----          --------        ----         ----
        Total .......................        $380,000        6.00%        5.01% (1)     $350,000        6.14%        5.30% (1)
                                             ========        ====         ====          ========        ====         ====

(1)   Rates are based upon LIBOR.

Swaps with a fixed payment and variable receipt totalling $50 million that were outstanding at December 31, 1998 matured during the first quarter of 1999. These swaps had a receiving interest rate of 5.22% and a paying interest rate of 5.16%.

The cost (benefit) of interest rate risk management instruments included in interest expense was as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 17)

                                           THREE MONTHS ENDED MARCH 31,
                                           ----------------------------
                                             1999                1998
                                           -------             -------
                                              (DOLLARS IN THOUSANDS)
Interest expense (income):
  Deposits ....................            $(2,119)            $(2,107)
  FHLB advances ...............                (63)                (71)
  Reverse repurchase agreements               (122)                 11
                                           -------             -------
    Total .....................            $(2,304)            $(2,167)
                                           =======             =======

LIQUIDITY

The Bank's principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. The Bank utilizes particular sources of funds based on comparative costs and availability and may supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers the Bank's interest-sensitivity profile when deciding on alternative sources of funds. At March 31, 1999, the Bank's one-year gap was a negative 1.14% of total assets.

The Bank is required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require the Bank to maintain average liquid assets at least equal to 4.0% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. The Bank's average regulatory liquidity ratio for the first quarter of 1999 was 9.07%.

Management anticipates that the Bank will have sufficient funds available to meet current and future loan commitments. At March 31, 1999, the Bank and its subsidiaries had outstanding commitments to originate loans and leases of $1.2 billion, unfunded lines of consumer credit totaling $1.6 billion (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $172.2 million. Outstanding letters of credit totaled $33.3 million as of March 31, 1999. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $6.6 billion. Management believes that a significant portion of the amounts maturing will remain with the Bank because they are retail deposits. At March 31, 1999, the Bank had $823 million of advances from the FHLB system and $450 million in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

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

Quantitative measures established by regulation to ensure capital adequacy require Charter One and ALBANK Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and Tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets.

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

REGULATORY CAPITAL (Figure 18)

                                                                            AS OF MARCH 31, 1999
                                               ----------------------------------------------------------------------------
                                                                                             FOR CAPITAL
                                                         ACTUAL                            ADEQUACY PURPOSES
                                               ----------------------          --------------------------------------------
                                                  AMOUNT        RATIO          AMOUNT                   RATIO
                                                  ------        -----          ------                   -----
                                                                           (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets        $ 1,892,323      11.41%        1,326,674    greater than or equal to  8.00%
  Tier 1 capital to risk-weighted assets         1,744,626      10.52           663,337    greater than or equal to  4.00
  Tier 1 capital to average assets               1,744,626       7.20           968,910    greater than or equal to  4.00

ALBANK COMMERCIAL:
  Total capital to risk-weighted assets             41,904      15.07            22,238    greater than or equal to  8.00
  Tier 1 capital to risk-weighted assets            40,356      14.52            11,119    greater than or equal to  4.00
  Tier 1 capital to average assets                  40,356       5.56            29,048    greater than or equal to  4.00

CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets          1,651,333      10.28         1,284,718    greater than or equal to  8.00
  Tier 1 capital to risk-weighted assets         1,324,856       8.25            N/A                                  N/A
  Core capital to adjusted tangible assets       1,331,101       5.53           721,768    greater than or equal to  3.00
  Tangible capital to tangible assets            1,331,101       5.53           360,884    greater than or equal to  1.50

                                                             AS OF MARCH 31, 1999
                                                  ---------------------------------------------
                                                            TO BE  "WELL CAPITALIZED"
                                                             UNDER PROMPT CORRECTIVE
                                                                ACTION PROVISIONS
                                                  ---------------------------------------------
                                                   AMOUNT                   RATIO
                                                   ------                   -----
                                                          (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets           1,658,343     greater than or equal to  10.00%
  Tier 1 capital to risk-weighted assets            995,006     greater than or equal to   6.00
  Tier 1 capital to average assets                1,211,138     greater than or equal to   5.00

ALBANK COMMERCIAL:
  Total capital to risk-weighted assets              27,797     greater than or equal to  10.00
  Tier 1 capital to risk-weighted assets             16,678     greater than or equal to   6.00
  Tier 1 capital to average assets                   36,310     greater than or equal to   5.00

CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets           1,605,897     greater than or equal to  10.00
  Tier 1 capital to risk-weighted assets            963,538     greater than or equal to   6.00
  Core capital to adjusted tangible assets        1,202,947     greater than or equal to   5.00
  Tangible capital to tangible assets                N/A        N/A

                                                                        AS OF DECEMBER 31, 1998
                                               ----------------------------------------------------------------------------
                                                                                             FOR CAPITAL
                                                         ACTUAL                            ADEQUACY PURPOSES
                                               ----------------------          --------------------------------------------
                                                  AMOUNT        RATIO          AMOUNT                   RATIO
                                                  ------        -----          ------                   -----
                                                                           (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets         $1,812,053      10.86%       $1,335,073    greater than or equal to  8.00%
  Tier 1 capital to risk-weighted assets         1,659,578       9.94           667,537    greater than or equal to  4.00
  Tier 1 capital to average assets               1,659,578       6.86           967,071    greater than or equal to  4.00

ALBANK COMMERCIAL:
  Total capital to risk-weighted assets             40,720      14.55            22,392    greater than or equal to  8.00
  Tier 1 capital to risk-weighted assets            39,037      13.95            11,196    greater than or equal to  4.00
  Tier 1 capital to average assets                  39,037       5.92            26,375    greater than or equal to  4.00

CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets          1,575,652      10.00         1,259,984    greater than or equal to  8.00
  Tier 1 capital to risk-weighted assets         1,246,542       7.91             N/A                                 N/A
  Core capital to adjusted tangible assets       1,246,542       5.19           720,077    greater than or equal to  3.00
  Tangible capital to tangible assets            1,246,542       5.19           360,038    greater than or equal to  1.50


                                                             AS OF DECEMBER 31, 1998
                                                  ---------------------------------------------
                                                            TO BE  "WELL CAPITALIZED"
                                                             UNDER PROMPT CORRECTIVE
                                                                ACTION PROVISIONS
                                                  ---------------------------------------------
                                                   AMOUNT                   RATIO
                                                   ------                   -----
                                                          (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets            $1,668,841    greater than or equal to  10.00%
  Tier 1 capital to risk-weighted assets            1,001,305    greater than or equal to  6.00
  Tier 1 capital to average assets                  1,208,838    greater than or equal to  5.00

ALBANK COMMERCIAL:
  Total capital to risk-weighted assets                27,990    greater than or equal to 10.00
  Tier 1 capital to risk-weighted assets               16,794    greater than or equal to  6.00
  Tier 1 capital to average assets                     32,969    greater than or equal to  5.00

CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets             1,574,980    greater than or equal to 10.00
  Tier 1 capital to risk-weighted assets             944,988     greater than or equal to  6.00
  Core capital to adjusted tangible assets          1,200,128    greater than or equal to  5.00
  Tangible capital to tangible assets                  N/A                                  N/A

As of June 8, 1998, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed the Bank's category. Charter One's and ALBANK Commercial's capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One and ALBANK Commercial would not be considered well capitalized; however, as of March 31, 1999, Charter One and ALBANK Commercial had not received a classification from their respective regulators. Management believes that, as of March 31, 1999, Charter One, ALBANK Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution's loans and securities are concentrated could adversely affect future earnings and, consequently, the institution's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 19)

                                      1ST QTR 1999        4TH QTR 1998       3RD QTR 1998        2ND QTR 1998        1ST QTR 1998
                                      ------------        ------------       ------------        ------------        ------------
MARKET PRICE OF COMMON STOCK (1):
High ......................              $32.06              $30.56              $34.17              $34.89              $32.44
Low .......................               25.19               17.63               21.84               28.57               22.86
Close .....................               28.86               27.75               24.88               32.09               31.88
Dividends declared and paid                 .14                 .14                 .13                 .13                 .13

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

   Inventory Phase: Computer and related technology were inventoried and the analysis of potential areas of Y2K risk have been identified and completed.

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

   Implementation Phase: Mission critical systems and related technology will be upgraded or replaced and fully tested to ensure their Y2K compliance.

   Post Implementation: Follow-up and the monitoring of problem resolution of Y2K solutions will be performed through December 31, 1999. This phase also includes the creation, testing and continual monitoring of our Y2K business resumption plan.

With the exception of the Advance Loan System ("ALS") and Peps Plus, all mission critical systems and related technologies have been Company tested. ALS, which is used by both the Company's consumer loan department and Charter One Auto Finance for loan servicing, is in the process of being user certified and should be implemented no later than May 31, 1999. Alltel, the software vendor, has certified ALS as being Y2K compliant. Peps Plus processes all ACH transactions and the newest version was just received from the vendor, Checkfree, who has also certified it as Y2K compliant. This application will be implemented by May 31, 1999. The Company does not believe that there currently is a need to implement an alternate system at this time.

In addition to evaluating the impact of mission critical systems and technology upon the Company, we have also performed an assessment of the impact posed by major customers, vendors, suppliers of information and electronic data exchange partners. As these assessments resulted in the identification of specific Y2K exposures, specific action plans, to either eliminate or reduce this risk to an acceptable level, were developed. These plans have been or are in the process of being implemented.

As of March 31, 1999, the Company had successfully completed 98% of its Y2K remediation, testing and implementation for mission critical systems. It is anticipated that 100% of all mission critical systems will be tested and implemented on or before June 30, 1999.

As of March 31, 1999, 75% of the computer systems requiring replacement or upgrade have been fixed or replaced. It is anticipated that 100% of all mission critical PC hardware and software systems will be upgraded or replaced by June 30, 1999.

Efforts are also underway to insure that non-information technology systems are also Y2K compliant. All ATM hardware and software has been certified as Y2K compliant as of March 31, 1999. In addition an extensive review of branch offices and other Company facilities has been completed. As of March 31, 1999, all three major telephone switches had been successfully Y2K tested by the Company and the third party vendor which supplied the equipment. Security monitoring systems have been certified as Y2K compliant and contingency plans are being developed should they fail. All mission critical equipment (other than PC systems) has been replaced. For equipment that cannot be tested by the Company as Y2K compliant, contingency plans are being developed and should be completed by May 31, 1999.

For most operations, the merger of ALBANK has resulted in the current Company operating procedures and systems being implemented in all ALBANK locations; however, the merger has resulted in the addition of both a student loan processing system and an ATM front end processing system to the Company's inventory of applications. Due to the small volume of processing and alternatives available, these applications are not deemed mission critical at this time. There are no additional Y2K issues requiring consideration due to the ALBANK merger. If there are unforeseen changes or enhancements made to the Company's processes, full Y2K testing will be performed prior to their implementation.

COSTS TO ADDRESS Y2K ISSUES

We estimate the out-of-pocket Y2K initiative to cost approximately $4 million. This will provide for replacement or upgrade of PC hardware, software and the use of consultants. The cost of internal resources for the Y2K initiative has not been estimated. Other Y2K related costs are being accounted for as operating expenditures as they represent an improvement in Company operations. Management believes that there will not be any additional expenses which will have a material impact on the operations, cash flow, or financial condition of future periods.

RISKS OF Y2K ISSUES

Corporate wide efforts have been taken to identify and assess the risk and adequacy of systems and equipment for Y2K readiness. The Company has implemented a policy that all new systems or changes, which could be affected by the year 2000 date change, to existing systems will be Y2K certified and tested prior to implementation thus eliminating the risks these changes could create.

The risk of major customers and their impact on the Company was determined not to be material, as the Company has a widely diversified portfolio of major customers. To avoid future impact, credit approval procedures for large lending relationships have been implemented which take into account the Y2K risks prior to the loan being approved.

The Y2K risks of investors were also reviewed and certification was received as to their Y2K compliance. A regular review is completed by the Company.

The risks presented by vendors and suppliers of information have been assessed and, where applicable, corrective action taken. These actions ranged from replacement to reducing the risk to an acceptable level.

Testing with electronic data exchange partners, identified as being critical to continued operations, has been 100% completed. We have successfully participated with the Mortgage Bankers Association (MBA) and Alltel as part of a nationwide test for several software applications used for mortgage origination and servicing as well as interfacing to third party investors such as Fannie Mae and Ginnie Mae.

The Company has also identified those business functions critical to the corporation as well as their requirements for continuing to do business. For each function a business resumption plan is being created and will be reviewed and tested. A quarterly review of all business functions is completed by Management to insure that the core functions identified remain accurate and up to date.

As a result of the above, it is Management's belief that any of the most reasonably likely worst case Y2K scenarios would not have a material effect on the Company. We recognize that if certain government regulated third party providers experience significant Y2K failures, the result could create a disruption to our business operations. We have received written assurances from these providers that they will be Y2K compliant as well as tested many of the electronic interfaces with them and therefore it is our opinion these types of disruptions are unlikely to occur.

CONTINGENCY PLAN

In the event the onset of Y2K causes business operations or customer service to not properly function or prevents them from completely functioning, we are prepared to implement contingency plans which are continually being refined by the various corporate departments of the Company. These contingency plans provide the departments with the ability to implement either alternative computer systems and equipment or manual procedures or outsourcing activities to provide alternate means for servicing customers and processing data.

The Company is also addressing global facilities issues such as electrical and heating needs through a systematic review of all locations and if warranted, the development of contracts with alternate source vendors.

To ensure Y2K preparedness of branches and corporate departments, training will be performed during the third and fourth quarters of 1999. This training will furnish Company employees with transition procedures to alternative methods of servicing customers and maintaining business activity as needed.

The Company is also developing plans for the physical rollover to allow all issues to be identified quickly and communicated to both a regional and corporate coordination site where resources will be dispatched to resolve issues on a priority basis and issue resolutions will be tracked.

CUSTOMER AND EMPLOYEE AWARENESS

Our marketing department has implemented a series of notifications to our customers via statement inserts. Plans are in process to further develop website information allowing the customer to leave an e-mail to request further updates as well as the establishment of a Y2K hotline which will consist of an 800 number which employees and customers can call to get the latest Y2K project updates. Additionally we are developing a question and answer brochure which addresses the most common Y2K questions to date. Additional training for employees is scheduled for the third and fourth quarter of 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's December 31, 1998 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

DIVIDEND

On April 21,1999, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 16 cents per common share. The dividend will be payable on May 20, 1999 to shareholders of record as of May 5, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 11 - Computation of Per Share Earnings

            Exhibit 27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHARTER ONE FINANCIAL, INC.




Date:    May 17, 1999                     /s/ Robert J. Vana
                                          -------------------------------------
                                          Robert J. Vana
                                          Chief Corporate Counsel and Secretary




Date:    May 17, 1999                     /s/ Richard W. Neu
                                          -------------------------------------
                                          Richard W. Neu
                                          Executive Vice President and
                                          Chief Financial Officer