Form 10-Q
period 1999-06-30
CHARTER ONE FINANCIAL INC
filed 1999-08-13
CIK 819692

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               ------------------

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

       The number of shares outstanding of the registrant's sole class of common stock as of July 31, 1999 was 165,194,971.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Item
Number                                                                                                        Page
------
                                          PART I - FINANCIAL INFORMATION
    1.     Financial Statements

               Consolidated Statements of Financial Condition --
                 June 30, 1999 and December 31, 1998........................................................      1

               Consolidated Statements of Income --
                 Three and six months ended June 30, 1999 and 1998..........................................      2

               Consolidated Statement of Changes in Shareholders' Equity --
                 Six months ended June 30, 1999.............................................................      3

               Consolidated Statements of Cash Flows --
                 Six months ended June 30, 1999 and 1998....................................................      4

               Notes to Consolidated Financial Statements...................................................      5

    2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................      7

    3.     Quantitative and Qualitative Disclosure About Market Risk........................................     28

                                            PART II - OTHER INFORMATION

    5.     Other Information................................................................................     28

    6.     Exhibits and Reports on Form 8-K.................................................................     28


Signatures..................................................................................................     29

PART I - FINANCIAL CONDITION

ITEM 1.    FINANCIAL STATEMENTS

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                                JUNE 30, 1999      DECEMBER 31, 1998
                                                                               ---------------     -----------------
                                                                                        (DOLLARS IN THOUSANDS,
                                                                                        EXCEPT PER SHARE DATA)
                                   ASSETS
Cash and deposits with banks ............................................        $    220,686        $    334,054
Federal funds sold and other ............................................                 446              65,453
                                                                                 ------------        ------------
     Total cash and cash equivalents ....................................             221,132             399,507
Investment securities:
  Available for sale, at fair value .....................................             174,897             253,317
  Held to maturity (fair value of $21,474 and $42,554) ..................              21,425              42,256
Mortgage-backed securities:
  Available for sale, at fair value .....................................           3,155,462           2,299,204
  Held to maturity (fair value of $2,053,007 and $2,716,740) ............           2,026,597           2,668,980
Loans and leases, net ...................................................          17,553,669          17,502,729
Loans held for sale .....................................................              76,570             175,107
Federal Home Loan Bank stock ............................................             367,514             319,993
Premises and equipment ..................................................             237,815             218,788
Accrued interest receivable .............................................             118,088             117,493
Real estate and other collateral owned ..................................              19,357              18,094
Loan servicing assets ...................................................             101,011              90,838
Goodwill ................................................................             152,021             158,709
Other assets ............................................................             727,046             202,240
                                                                                 ------------        ------------
     Total assets .......................................................        $ 24,952,604        $ 24,467,255
                                                                                 ============        ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts:
     Interest-bearing ...................................................        $  1,411,890        $  1,204,221
     Noninterest-bearing ................................................             948,947           1,015,650
  Money market accounts .................................................           2,909,903           2,505,846
  Savings accounts ......................................................           1,503,989           1,828,087
  Certificates of deposit ...............................................           8,312,876           8,611,260
                                                                                 ------------        ------------
     Total deposits .....................................................          15,087,605          15,165,064
Federal Home Loan Bank advances .........................................           7,256,870           6,186,118
Reverse repurchase agreements ...........................................             128,541             685,024
Other borrowings ........................................................             130,933             130,336
Advance payments by borrowers for taxes and insurance ...................              59,237              60,383
Accrued interest payable ................................................              39,726              45,584
Accrued expenses and other liabilities ..................................             294,277             319,634
                                                                                 ------------        ------------
     Total liabilities ..................................................          22,997,189          22,592,143
                                                                                 ------------        ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued .............................................                   -                   -
  Common stock - $.01 par value per share; 360,000,000 shares
    authorized; 166,428,418 and 165,399,180 shares issued ...............               1,664               1,654
  Additional paid-in capital ............................................           1,138,426           1,130,398
  Retained earnings .....................................................             835,493             704,661
  Less 1,165,000 and zero shares of common stock held in treasury, at cost            (32,038)                  -
  Borrowings of employee investment and stock ownership plan ............              (4,223)             (5,288)
  Accumulated other comprehensive income ................................              16,093              43,687
                                                                                 ------------        ------------
         Total shareholders' equity .....................................           1,955,415           1,875,112
                                                                                 ------------        ------------
         Total liabilities and shareholders' equity .....................        $ 24,952,604        $ 24,467,255
                                                                                 ============        ============



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                   THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                --------------------------------        --------------------------------
                                                    1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Loans and leases .......................      $    336,342        $    328,476        $    678,475        $    647,951
  Mortgage-backed securities:
    Available for sale ...................            45,965              29,464              80,257              57,694
    Held to maturity .....................            36,349              63,280              78,217             134,396
  Investment securities:
    Available for sale ...................             2,806               6,857               6,051              18,314
    Held to maturity .....................               409               1,112               1,076               2,235
  Other interest-earning assets ..........             6,243              11,064              13,459              21,586
                                                ------------        ------------        ------------        ------------
     Total interest income ...............           428,114             440,253             857,535             882,176
                                                ------------        ------------        ------------        ------------
INTEREST EXPENSE:
  Deposits ...............................           144,965             154,006             291,744             304,645
  FHLB advances ..........................            84,378              71,903             162,253             146,208
  Other borrowings .......................             7,145              33,221              17,708              69,119
                                                ------------        ------------        ------------        ------------
     Total interest expense ..............           236,488             259,130             471,705             519,972
                                                ------------        ------------        ------------        ------------
     Net interest income .................           191,626             181,123             385,830             362,204
Provision for loan and lease losses ......             7,843               7,155              14,614              13,768
                                                ------------        ------------        ------------        ------------
     Net interest income after provision
       for loan and lease losses .........           183,783             173,968             371,216             348,436
                                                ------------        ------------        ------------        ------------
OTHER INCOME:
  Retail banking .........................            38,710              28,848              70,931              51,762
  Mortgage banking .......................            11,317              16,115              22,573              31,550
  Leasing operations .....................             1,657               3,441               3,705               5,651
  Net gains ..............................             4,668               4,348               9,832               8,612
  Other ..................................             7,768               1,781              10,633               3,289
                                                ------------        ------------        ------------        ------------
     Total other income ..................            64,120              54,533             117,674             100,864
                                                ------------        ------------        ------------        ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits .....            52,803              51,089             105,690             101,546
  Net occupancy and equipment ............            16,848              17,348              34,494              34,356
  Federal deposit insurance premiums .....             1,553               1,528               3,144               3,245
  Merger expenses ........................             3,519                   -               5,719                   -
  Amortization of goodwill ...............             3,300               3,369               6,663               6,732
  Other administrative expenses ..........            33,682              37,281              65,826              74,594
                                                ------------        ------------        ------------        ------------
     Total administrative expenses .......           111,705             110,615             221,536             220,473
                                                ------------        ------------        ------------        ------------
Income before income taxes ...............           136,198             117,886             267,354             228,827
Income taxes .............................            43,697              38,527              86,718              75,415
                                                ------------        ------------        ------------        ------------
     Net income ..........................      $     92,501        $     79,359        $    180,636        $    153,412
                                                ============        ============        ============        ============

Basic earnings per share .................      $        .56        $        .48        $       1.09        $        .93
                                                ============        ============        ============        ============

Diluted earnings per share ...............      $        .54        $        .46        $       1.06        $        .89
                                                ============        ============        ============        ============

Average common shares outstanding(1) .....       166,238,400         165,978,203         166,009,365         165,771,076
                                                ============        ============        ============        ============

Average common and common equivalent
  shares outstanding(1) ..................       170,231,663         172,423,363         170,126,959         171,916,458
                                                ============        ============        ============        ============

Cash dividends declared per share(1) .....      $        .16        $        .13        $        .30        $        .26
                                                ============        ============        ============        ============


--------------

(1) Restated to reflect the 5% stock dividend issued September 30, 1998.

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                BORROWINGS
                                                                                                    OF
                                                                                                 EMPLOYEE
                                                                                  ACCUMULATED   INVESTMENT    TOTAL
                                                  ADDITIONAL                         OTHER      AND STOCK    SHARE-
                                       COMMON      PAID-IN    RETAINED   TREASURY COMPREHENSIVE  OWNERSHIP   HOLDERS'
                                       STOCK       CAPITAL    EARNINGS     STOCK     INCOME        PLAN       EQUITY
                                      --------  ------------- ---------  -------- ------------- ----------  ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
     Balance, January 1, 1999         $ 1,654   $  1,130,398  $ 704,661 $       -   $ 43,687     $(5,288)  $1,875,112
     Comprehensive income:
       Net unrealized holding loss
        on securities................       -              -          -         -    (27,594)          -      (27,594)
       Net income....................       -              -    180,636         -          -           -      180,636
                                      -------   ------------  --------- ---------   --------     -------   ----------
     Comprehensive income............       -              -    180,636         -    (27,594)          -      153,042
     Treasury stock purchased
       1,165,000 shares..............       -              -          -   (32,038)         -           -      (32,038)
     EISOP loan payment..............       -              -          -         -          -       1,065        1,065
     Issuance of common shares for
       stock option plans,
       1,029,238 shares..............      10          8,028          -         -          -           -        8,038
     Dividends paid ($.30 per
       share)........................       -              -    (49,804)        -          -           -      (49,804)
                                      -------   ------------  --------- ---------   --------     -------   ----------
     Balance, June 30, 1999.......... $ 1,664   $  1,138,426  $ 835,493 $ (32,038)  $ 16,093     $(4,223)  $1,955,415
                                      =======   ============  ========= =========   ========     =======   ==========

See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                              1999                  1998
                                                                              ----                  ----
                                                                                               (AS RESTATED)
                                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..........................................................    $   180,636         $   153,412
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ...............................         14,614              13,768
    Net gains .........................................................         (7,011)             (3,631)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ...................         27,553              10,226
    Origination of real estate loans held for sale ....................       (971,060)           (890,269)
    Proceeds from sale of loans held for sale .........................        968,359             885,276
    Other .............................................................        (68,176)            (68,088)
                                                                           -----------         -----------
      Net cash provided by operating activities .......................        144,915             100,694
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases .........................     (1,819,002)         (1,850,754)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity .......................        664,032             814,857
    Investment securities held to maturity ............................              -              25,896
    Mortgage-backed securities available for sale .....................        291,236              41,382
    Investment securities available for sale ..........................        101,511             741,646
  Proceeds from sale of:
    Mortgage-backed securities available for sale .....................        673,311             418,198
    Investment securities available for sale ..........................         64,176                   -
    Federal Home Loan Bank stock ......................................          1,809               2,188
    Loan servicing rights .............................................              -              13,937
  Purchases of:
    Investment securities available for sale ..........................        (90,749)           (138,179)
    Investment securities held to maturity ............................              -             (24,958)
    Loans .............................................................        (11,513)            (85,040)
    Federal Home Loan Bank stock ......................................        (37,902)             (4,456)
    Loan servicing assets, including those originated .................        (16,892)            (16,149)
    Bank owned life insurance .........................................       (480,500)                  -
    Other .............................................................        (26,687)              5,278
                                                                           -----------         -----------
    Net cash used in investing activities .............................       (687,170)            (56,154)
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings ....................        233,337          (1,609,644)
  Proceeds from long-term borrowings ..................................        500,711           2,041,301
  Repayments of long-term borrowings ..................................       (217,958)         (1,052,155)
  Increase (decrease) in deposits .....................................        (77,260)            679,636
  Decrease in advance payments by borrowers for taxes and
   insurance ..........................................................         (1,146)            (72,541)
  Payment of dividends on common stock ................................        (49,804)            (38,558)
  Proceeds from issuance of common stock, net of options excercised ...          8,038                   -
  Purchase of treasury stock ..........................................        (32,038)            (11,608)
                                                                           -----------         -----------
Net cash provided by (used in) financing activities ...................        363,880             (63,569)
                                                                           -----------         -----------
Net decrease in cash and cash equivalents .............................       (178,375)            (19,029)
Cash and cash equivalents, beginning of the period ....................        399,507             412,105
                                                                           -----------         -----------
Cash and cash equivalents, end of the period ..........................    $   221,132         $   393,076
                                                                           ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ...................    $   477,064         $   513,489
  Cash paid for income taxes ..........................................          8,000              44,455
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ...........................          2,586               6,309
  Loans exchanged for mortgage-backed securities ......................      1,866,045           1,347,422



See Notes to Consolidated Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto
     included in the    Charter One Financial, Inc. ("the Company" or "Charter
     One") Annual Report on Form 10-K. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2. On May 17, 1999, the boards of directors of Charter One and St. Paul Bancorp, Inc. ("St.Paul"), the holding company of St. Paul Federal Bank, For Savings entered into a definitive agreement to enter into a strategic alliance through a stock-for-stock exchange. St. Paul Federal Bank For Savings, headquartered in Chicago, Illinois, has an asset base of $6.0 billion ($3.8 billion in deposits) and operates 60 branch offices in the metropolitan Chicago area.

     Terms of the agreement call for a tax-free exchange of common shares at a fixed exchange ratio of .99225 shares of Charter One common stock for each of St. Paul's common shares. Based on the current number of diluted St. Paul shares, it is expected that approximately 38.7 million shares of Charter One common stock will be added in conjunction with the merger, 37.7 million new shares to be issued and approximately one million additional shares related to exercisable stock options. This results in an initial transaction value of approximately $1.2 billion and a pro forma market capitalization of the combined company of $6.2 billion.

     The merger, which would be accounted for as a pooling of interests, is expected to close in the fourth quarter of 1999. The transaction has already been approved by the boards of directors of both companies and is subject to approval by the Office of Thrift Supervision, the Federal Reserve Board, the Illinois Commissioner of Banks and Real Estate and each company's shareholders.

3. On May 4, 1999, the Company announced a definitive agreement with Chittenden ("Chittenden") Corporation to purchase 14 Vermont National Bank offices along with approximately $400 million in deposits and $120 million in commercial real estate and business loans. The deposits will be assumed for a deposit premium of approximately 10.5% and will result in approximately $42 million in tax deductible goodwill. The purchase is related to the branch divestiture required by federal regulators relative to Chittenden's pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. The transaction is expected to close during the fourth quarter of 1999.

4. On November 30, 1998, the Company completed the merger with ALBANK Financial Corporation ("ALBANK"). ALBANK, the holding company of ALBANK, F.S.B., a federally chartered savings bank, and ALBANK Commercial, a state-chartered commercial bank, was headquartered in Albany, New York, had $4.1 billion in assets ($3.5 billion in deposits), and operated 88 branches in upstate New York and 21 in Massachusetts and Vermont. Terms of the agreement called for a tax-free exchange of common shares at a fixed exchange ratio of 2.268 shares (as adjusted for the 5% stock dividend issued September 30, 1998) of Charter One common stock for each of ALBANK's common shares, resulting in the issuance of 30,479,758 shares of Charter One common stock.

5. On October 16, 1998, Charter One completed its acquisition of CS Financial, Inc. ("CS Financial"), a $393.9 million privately-owned thrift holding company headquartered in Cleveland, Ohio. As a result of the merger, which was accounted for as a pooling of interests, Charter One issued an additional 2,131,500 shares of its common stock. The transaction added eight branches to the Ohio network, four of which have been consolidated, resulting in a net increase of four branches.

6. On January 1, 1999, the Company adopted SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this statement did not have a material effect on the Company's financial position and results of operations.

7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Early application is still permitted. Management has not completed the process of evaluating SFAS No. 133 and therefore has not determined the impact that adopting this statement will have on the financial position and results of operations.

8. Certain items in the consolidated financial statements for 1998 have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

GENERAL

Headquartered in Cleveland, Ohio, Charter One is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. ALBANK Commercial was merged into Charter One Bank on May 31, 1999 and New ALBANK Commercial was formed on the same date. New ALBANK Commercial is a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and New ALBANK Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of the company is operating these financial institutions. Their operations are jointly referred to in the following discussion as the bank. The bank's primary business is providing consumer and business banking services to certain major markets in Ohio, Michigan and New York and in some markets of Massachusetts and Vermont. At the end of the second quarter of 1999, the Bank and its subsidiaries were doing business through 340 full-service banking branches and 39 loan production offices.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by Charter One with the Securities and Exchange Commission (the "SEC"), in Charter One's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including but not limited to: (i) changes in economic conditions in our market area; (ii) changes in policies by regulatory agencies; (iii) fluctuations in interest rates; (iv) demand for loans in our market areas; (v) competition; (vi) the possibility that expected cost savings from the proposed acquisition of St. Paul and the Chittenden branch acquisition cannot be fully realized within the expected time frame; (vii) the possibility that costs or difficulties relating to the integration of St. Paul and Chittenden will be greater than expected;
(viii) the possibility that revenues following the St. Paul merger and Chittenden branch acquisition will be lower than expected; (ix) the possibility that expected cost savings from the acquisition of ALBANK cannot be fully realized within the expected time frame; (x) the possibility that costs or difficulties relating to the integration of our business and ALBANK will be greater than expected; (xi) the possibility that revenues following the ALBANK Merger will be lower than expected; and (xii) the possibility that year 2000 compliance failures could result in additional expense to Charter One and significant disruption of its business and there can be no assurance that any contingency plans will completely mitigate the effects of any such failure. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We also wish to advise readers that the factors listed above could affect Charter One's financial performance and could cause Charter One's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

We do not undertake--and specifically declines any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

Charter One reported net income of $92.5 million, or $0.54 per diluted share, for the three months ended June 30, 1999. This was a $13.1 million, or 16.6%, increase over the results of the second quarter of 1998 when net income was $79.4 million, or $0.46 per diluted share. This increase was primarily attributable to increases in net interest income, retail banking income and income from bank owned life insurance ("BOLI"). The Company's net income for the second quarter of 1999 resulted in a return on average equity of 18.47% and a return on average assets of 1.49%. The comparable returns for the second quarter of 1998 were 16.97% and 1.31%, respectively.

For the six months ended June 30, 1999, Charter One reported net income of $180.6 million, or $1.06 per diluted share. This was a $27.2 million, or 17.7%, increase over the results for the same period in 1998. This increase, just as in the second quarter results, was primarily attributable to increases in net interest income, retail banking income and income from BOLI. This net income resulted in a return on average equity of 18.40% and a return on average assets of 1.47%. The comparable returns for the six months ended June 30, 1998 were 16.68% and 1.26%, respectively.

SELECTED OPERATING RATIOS (Figure 1)

                                                             THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------  ---------------------------
                                                                1999            1998          1999             1998
                                                            -------------   -------------  ------------    -----------
ANNUALIZED RETURNS
  Return on average assets .......................               1.49%          1.31%          1.47%           1.26%
  Return on average equity .......................              18.47          16.97          18.40           16.68
  Average equity to average assets ...............               8.07           7.71           7.98            7.58

ANNUALIZED OPERATING RATIOS
  Net interest income to administrative expenses .               1.72x          1.64x          1.74x           1.64x
  Administrative expenses to average assets ......               1.80%          1.82%          1.80%           1.82%
  Efficiency ratio ...............................              43.18          46.37          43.53           47.03



NET INTEREST INCOME

Net interest income is the principal source of our earnings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as market interest rate fluctuations and asset quality.

Figure 2 sets forth information concerning Charter One's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)


                                                                      THREE MONTHS ENDED JUNE 30,
                                             -------------------------------------------------------------------------------
                                                             1999                                     1998
                                             --------------------------------------   --------------------------------------
                                                                            AVG.                                      AVG.
                                               AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                               BALANCE      INTEREST        COST         BALANCE      INTEREST       COST
                                               -------      --------        ----         -------      --------       ----
                                                                         (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1) ....................   $ 17,836,472   $ 336,342       7.55%     $ 16,690,216   $ 328,476       7.88%
  Mortgage-backed securities:
    Available for sale ...................      2,739,571      45,965       6.71         1,675,332      29,464       7.03
    Held to maturity .....................      2,109,020      36,349       6.89         3,561,269      63,280       7.11
  Investment securities:
    Available for sale ...................        162,841       2,806       6.89           467,757       6,857       5.86
    Held to maturity .....................         26,001         409       6.30            67,868       1,112       6.55
  Other interest-earning
   assets(2) .............................        364,254       6,243       6.78           656,361      11,064       6.67
                                             ------------   ---------                 ------------   ---------
     Total interest-earning assets .......     23,238,159     428,114       7.37        23,118,803     440,253       7.62
                                                            ---------                                ---------
  Allowance for loan and lease losses ....       (141,521)                                (141,942)
  Noninterest-earning assets(3) ..........      1,730,263                                1,291,070
                                             ------------                             ------------
       Total assets ......................   $ 24,826,901                             $ 24,267,931
                                             ============                             ============

Interest bearing liabilities(4):
  Deposits:
    Checking accounts ....................    $ 2,320,342       5,259       0.91       $ 1,915,135       3,796       0.79
    Savings accounts .....................      1,638,021       7,829       1.92         1,929,152      11,393       2.37
    Money market accounts ................      2,779,672      23,394       3.38         2,172,717      18,051       3.33
    Certificates of deposit ..............      8,412,337     108,483       5.17         8,600,735     120,766       5.63
                                             ------------   ---------                 ------------   ---------
      Total deposits .....................     15,150,372     144,965       3.84        14,617,739     154,006       4.23
                                             ------------   ---------                 ------------   ---------
  FHLB advances ..........................      6,782,626      84,378       4.99         5,121,660      71,903       5.62
  Other borrowings .......................        436,814       7,145       6.50         2,095,899      33,221       6.28
                                             ------------   ---------                 ------------   ---------
     Total borrowings ....................      7,219,440      91,523       5.08         7,217,559     105,124       5.82
                                             ------------   ---------                 ------------   ---------
     Total interest-bearing
      liabilities ........................     22,369,812     236,488       4.24        21,835,298     259,130       4.75
                                                            ---------                                ---------
  Non interest-bearing liabilities .......        453,969                                  511,535
                                             ------------                              -----------
     Total liabilities ...................     22,823,781                               22,346,833
Corporation-obligated mandatorily
    redeemable capital securities of
    subsidiary trust .....................              -                                   50,000
Shareholders' equity .....................      2,003,120                                1,871,098
                                             ------------                              -----------
     Total liabilities and
      shareholders' equity ...............   $ 24,826,901                             $ 24,267,931
                                             ============                             ============
Net interest income ......................                  $ 191,626                                $ 181,123
                                                            =========                                =========
Interest rate spread .....................                                  3.13                                     2.87
Net yield on average interest-
 earning assets(5) .......................                                  3.30                                     3.13
Average interest-earning assets
 to average interest-bearing
 liabilities .............................                                103.88%                                  105.88%

--------------

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

                                                                    SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------------------
                                                               1999                                   1998
                                           --------------------------------------   --------------------------------------
                                                                            AVG.                                     AVG.
                                                AVERAGE                    YIELD/       AVERAGE                     YIELD/
                                                BALANCE      INTEREST       COST        BALANCE      INTEREST       COST
                                                -------      --------       ----        -------      --------       ----
                                                                          (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1) ....................   $ 17,928,418   $ 678,475        7.58%    $ 16,398,540   $ 647,951      7.91%
  Mortgage-backed securities:
    Available for sale ...................      2,397,057      80,257        6.70        1,647,759      57,694      7.00
    Held to maturity .....................      2,261,036      78,217        6.92        3,782,615     134,396      7.11
  Investment securities:
    Available for sale ...................        178,536       6,051        6.78          572,562      18,314      6.40
    Held to maturity .....................         34,027       1,076        6.32           66,477       2,235      6.72
  Other interest-earning
   assets(2) .............................        413,957      13,459        6.47          634,922      21,586      6.76
                                             ------------   ---------                  -----------   ---------
     Total interest-earning assets .......     23,213,031     857,535        7.40       23,102,875     882,176      7.64
                                                            ---------                                ---------
  Allowance for loan and lease losses ....       (142,145)                                (141,992)
  Noninterest-earning assets(3) ..........      1,528,725                                1,307,314
                                             ------------                             ------------
       Total assets ......................   $ 24,599,611                             $ 24,268,197
                                             ============                             ============

Interest bearing liabilities(4):
  Deposits:
    Checking accounts ....................    $ 2,208,692       8,973        0.82      $ 1,787,789       7,557      0.85
    Savings accounts .....................      1,706,533      16,386        1.94        1,937,363      22,964      2.39
    Money market accounts ................      2,668,819      44,678        3.38        2,163,578      35,769      3.33
    Certificates of deposit ..............      8,502,684     221,707        5.26        8,523,788     238,355      5.64
                                             ------------   ---------                  -----------   ---------
      Total deposits .....................     15,086,728     291,744        3.90       14,412,518     304,645      4.26
                                             ------------   ---------                  -----------   ---------
  FHLB advances ..........................      6,555,189     162,253        4.99        5,196,437     146,208      5.67
  Other borrowings .......................        564,961      17,708        6.25        2,190,787      69,119      6.28
                                             ------------   ---------                  -----------   ---------
     Total borrowings ....................      7,120,150     179,961        5.09        7,387,224     215,327      5.85
                                             ------------   ---------                  -----------   ---------
     Total interest-bearing
      liabilities ........................     22,206,878     471,705        4.28       21,799,742     519,972      4.80
                                                            ---------                                ---------
  Non interest-bearing liabilities .......        429,798                                  579,380
                                             ------------                              -----------
     Total liabilities ...................     22,636,676                               22,379,122
Corporation-obligated mandatorily
    redeemable capital securities of
    subsidiary trust .....................              -                                   50,000
Shareholders' equity .....................      1,962,935                                1,839,075
                                             ------------                              -----------
     Total liabilities and
      shareholders' equity ...............   $ 24,599,611                             $ 24,268,197
                                             ============                             ============
Net interest income ......................                  $ 385,830                                $ 362,204
                                                            =========                                =========
Interest rate spread .....................                                   3.12                                   2.84
Net yield on average interest-
 earning assets(5) .......................                                   3.32                                   3.14
Average interest-earning assets
 to average interest-bearing
 liabilities .............................                                 104.53%                                105.98%


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

RATE/VOLUME ANALYSIS (Figure 3)

                                                    THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                               --------------------------------------   --------------------------------------
                                                            1999 V. 1998                               1999 V. 1998
                                               --------------------------------------   --------------------------------------
                                                 INCREASE (DECREASE) DUE TO               INCREASE (DECREASE) DUE TO
                                                 --------------------------               --------------------------
                                                   RATE         VOLUME        TOTAL           RATE        VOLUME       TOTAL
                                                   ----         ------        -----           ----        ------       -----
                                                        (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)

Interest income:
  Loans and leases .......................      $ (16,622)     $ 24,488      $ 7,866       $ (32,422)    $ 62,946    $ 30,524
  Mortgage-backed securities:
    Available for sale ...................         (1,413)       17,914       16,501          (2,626)      25,189      22,563
    Held to maturity .....................         (1,848)      (25,083)     (26,931)         (3,454)     (52,725)    (56,179)
  Investment securities:
    Available for sale ...................          1,037        (5,088)      (4,051)          1,031      (13,294)    (12,263)
    Held to maturity .....................            (42)         (661)        (703)           (126)      (1,033)     (1,159)
 Other interest-earning assets ...........            182        (5,003)      (4,821)           (906)      (7,221)     (8,127)
                                                ---------      --------      -------       ---------     --------    --------
      Total ..............................        (18,706)        6,567      (12,139)        (38,503)      13,862     (24,641)
                                                ---------      --------      -------       ---------     --------    --------
Interest expense:
  Checking accounts ......................            591           872        1,463            (304)       1,720       1,416
  Savings accounts .......................         (1,990)       (1,574)      (3,564)         (4,042)      (2,536)     (6,578)
  Money market accounts ..................            238         5,105        5,343             456        8,453       8,909
  Certificates of deposit ................         (9,683)       (2,600)     (12,283)        (16,059)        (589)    (16,648)
  FHLB advances ..........................         (8,825)       21,300       12,475         (18,931)      34,976      16,045
  Other borrowings .......................         (2,730)      (23,346)     (26,076)         (5,366)     (46,045)    (51,411)
                                                ---------      --------      -------       ---------     --------    --------
      Total ..............................        (22,399)         (243)     (22,642)        (44,246)      (4,021)    (48,267)
                                                ---------      --------      -------       ---------     --------    --------
Change in net interest income ............        $ 3,693       $ 6,810     $ 10,503         $ 5,743     $ 17,883    $ 23,626
                                                =========      ========      =======       =========     ========    ========




Net interest income for the second quarter of 1999 was $191.6 million, a $10.5 million, or 5.8%, increase as compared to $181.1 million for the second quarter of 1998. The interest rate spread increased by 26 basis points to 3.13% and the net-yield on interest-earning assets increased by 17 basis points to 3.30% for the second quarter of 1999. The primary reason for these improvements related to the cost of funds which decreased by 51 basis points to 4.24% for the three months ended June 30, 1999. The lower cost of funds had the effect of reducing interest expense and therefore increasing net interest income by $22.6 million. The lower cost of funds is attributable to both a shift in the mix of interest-bearing liabilities and lower market interest rates. As shown in Figure 4, Charter One was able to shift balances from higher costing borrowings to lower cost retail deposits since June 30, 1998. This shift was achieved by growing the retail deposit balances since June 30, 1998 while holding the balance of borrowings steady. In addition, market interest rates were lower in the second quarter of 1999 as compared to the same period in 1998. This contributed to a lower cost of deposits in the 1999 period.

The improvement in net interest income resulting from the lower cost of funds was partially offset by lower interest income. Interest income for the second quarter of 1999 was $428.1 million as compared to $440.3 million for the second quarter of 1998. This $12.1 million, or 2.8%, decline was primarily attributable to lower market interest rates. The yield on interest-earning assets declined to 7.37% for the second quarter of 1999 as compared to 7.62% for the same period in 1998. The lower yield had the effect of reducing interest income by $18.7 million. Growth in the average balance of interest-earning assets lessened the effect of the lower yield. The average balance of interest-earning assets increased by $119.4 million which had the effect of increasing interest income by $6.6 million. The increase in the average balance of interest-earning assets was primarily in the loan portfolio as we continued our emphasis on growing the balances of consumer and commercial loans. The average balance of the loan and lease portfolio was $1.1 billion higher for the first three months of 1999 as compared to the same period in 1998. This growth was partially funded by repayments from the mortgage-backed security, investments and other interest-earning assets portfolio.

AVERAGE BALANCE PORTFOLIO MIX (Figure 4)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------
                                                               1999                                  1998
                                                 ---------------------------------     ---------------------------------
                                                                YIELD/     % OF                        YIELD/    % OF
                                                   BALANCE       COST      TOTAL         BALANCE        COST     TOTAL
                                                 -------------  --------  --------     -------------   -------  --------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases............................. $  17,836,472      7.55%     76.8%    $  16,690,216      7.88%     72.2%
  Other interest-earning assets................     5,401,687      6.79      23.2         6,428,587      6.95      27.8
                                                -------------      ----      ----     -------------      ----      ----
     Total..................................... $  23,238,159      7.37%    100.0%    $  23,118,803      7.62%    100.0%
                                                =============      ====     =====     =============      ====     =====

Interest-bearing liabilities:
  Deposits..................................... $  15,150,372      3.84%     67.7%    $  14,617,739      4.23%     66.9%
  Borrowings...................................     7,219,440      5.08      32.3         7,217,559      5.82      33.1
                                                -------------      ----      ----     -------------      ----      ----
     Total..................................... $  22,369,812      4.24%    100.0%    $  21,835,298      4.75%    100.0%
                                                =============      ====     =====     =============      ====     =====

                                                                       SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------
                                                               1999                                  1998
                                                 ---------------------------------     ---------------------------------
                                                                YIELD/     % OF                        YIELD/    % OF
                                                   BALANCE       COST      TOTAL         BALANCE        COST     TOTAL
                                                 -------------  --------  --------     -------------   -------  --------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases............................. $  17,928,418      7.58%     77.2%    $  16,398,540      7.91%     71.0%
  Other interest-earning assets................     5,284,613      6.78      22.8         6,704,335      6.99      29.0
                                                -------------      ----      ----     -------------      ----      ----
     Total..................................... $  23,213,031      7.40%    100.0%    $  23,102,875      7.64%    100.0%
                                                =============      ====     =====     =============      ====     =====

Interest-bearing liabilities:
  Deposits..................................... $  15,086,728      3.90%     67.9%    $  14,412,518      4.26%     66.1%
  Borrowings...................................     7,120,150      5.09      32.1         7,387,224      5.85      33.9
                                                -------------      ----      ----     -------------      ----      ----
     Total..................................... $  22,206,878      4.28%    100.0%    $  21,799,742      4.80%    100.0%
                                                =============      ====     =====     =============      ====     =====

Net interest income for the six months ended June 30, 1999 was $385.8 million, a $23.6 million, or 6.5%, increase as compared to the $362.2 million for the same period in 1998. The interest rate spread increased by 28 basis points to 3.12% for the first half of 1999 as compared to 2.84% for the same period in 1998. The net-yield on interest-earning assets increased by 18 basis points to 3.32% for the first six months of 1999 as compared to 3.14% for the same period in 1998. These improvements were primarily attributable to the decrease in the cost of interest-bearing liabilities. The average cost of interest-bearing liabilities was 52 basis points lower for the first half of 1999 as compared to the first six months of 1998. This had the effect of reducing interest expense and therefore increasing net interest income by $44.2 million. The lower cost of funds is attributable to both a shift in the mix of interest-bearing liabilities and lower market interest rates. As shown in Figure 4, Charter One was able to shift balances from higher costing borrowings to lower cost retail deposits since June 30, 1998. This shift was achieved by growing the retail deposit balances since June 30, 1998 while there was a decrease in the average balance of borrowed funds.

The improvement in net interest income resulting from the lower cost of funds was partially offset by lower interest income. Interest income for the first half of 1999 was $857.5 million as compared to $882.2 million for the same period in 1998. This $24.6 million, or 2.8%, decline was primarily attributable to lower market interest rates. The yield on interest-earning assets declined to 7.40% for the first six months of 1999 as compared to 7.64% for the same period in 1998. The lower yield had the effect of reducing interest income by $38.5 million. Growth in the average balance of interest-earning assets lessened the effect of the lower yield. The average balance of interest-earning assets increased by $110.2 million which had the effect of increasing interest income by $13.9 million. The increase in the average balance of interest-earning assets was primarily in the loan portfolio as we continued our emphasis on growing the balances of consumer and commercial loans. The average balance of the loan and lease portfolio was $1.5 billion higher for the first six months of 1999 as compared to the same period in 1998. This growth was partially funded by repayments from the mortgage-backed security, investments and other interest-earning assets portfolio.

Figure 5 sets forth Charter One's yields and costs at period end for the dates indicated.

YIELDS AND COSTS AT END OF PERIOD (Figure 5)

                                                           June 30, 1999  December 31, 1998
                                                           -------------  -----------------
YIELDS AND COSTS AT END OF PERIOD
  Weighted average yield:
    Real estate loans ..............................            7.33%           7.45%
    Automobile loans ...............................            8.55            8.70
    Retail consumer loans ..........................            7.80            8.11
    Leases (1) .....................................            6.02            6.22
    Corporate banking loans ........................            8.63            8.40
      Total loans and leases .......................            7.57            7.69
    Mortgage-backed securities .....................            6.77            6.88
    Investment securities ..........................            6.77            6.30
    Other interest-earning assets ..................            6.95            6.38
        Total interest-earning assets ..............            7.38            7.48
  Weighted average cost (2):
    Checking .......................................            1.02             .67
    Money market ...................................            3.29            3.36
    Savings ........................................            1.91            2.15
    Certificates of deposit ........................            5.07            5.46
      Total deposits ...............................            3.78            4.02
    FHLB advances ..................................            5.01            5.01
    Other borrowings ...............................            7.29            6.15
         Total interest-bearing liabilities ........            4.22            4.37

  Interest rate spread .............................            3.16            3.11

  Net yield on interest-earning assets .............            3.32            3.34

------------

(1) Excludes impact of related tax benefit.
(2) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME

Other income for the three months ended June 30, 1999 was $64.1 million as compared to $54.5 million for the second quarter of 1998. This $9.6 million, or 17.6%, increase was primarily attributable to increased retail banking income which increased $9.9 million, or 34.2% and an increase in other income of $6.0 million. Retail banking income increased primarily due to increases in checking account fee income and increases in commissions on the sale of annuities and mutual funds. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account. Commission income increased as a result of increasing sales of tax deferred annuity and mutual fund products. The increase in other income was attributable to the BOLI program. On March 9, 1999, the Company increased the BOLI portfolio by $480.0 million bringing the total investment in BOLI to $535.1 million. This asset is classified with Other Assets on the balance sheet and the income from BOLI is the primary reason for the $6.0 million increase in other income. These increases in retail banking and other income were partially offset by a $4.8 million, or 29.8%, decrease in mortgage banking income. There was a gain on sale of servicing in the 1998 period that contributed $2.8 million of mortgage banking income. There was no similar transaction in 1999.

Other income for the six months ended June 30, 1999 was $117.7 million as compared to $100.9 million for the same period in 1998. This $16.8 million, or 16.7%, increase was primarily attributable to increased retail banking income which increased $19.2 million, or 37.0% and an increase in other income of $7.3 million. These increases were partially offset by a decrease of $9.0 million, or 28.5%, in mortgage banking income.

ADMINISTRATIVE EXPENSES

Administrative expenses were $111.7 million for the three months ended June 30, 1999, an increase of $1.1 million, or 1.0%, as compared to the second quarter of 1998. The second quarter of 1999 also included $3.5 million of merger-related expenses as we continue the process of combining back-office operations associated with the ALBANK merger that was effective November 30, 1998. This consolidation process is expected to be completed by the end of the third quarter of 1999 and we expect to incur a total of $7.0 to $10.0 million of merger-related expenses associated with this consolidation in 1999. Our administrative expenses, excluding the merger-related expenses, resulted in a ratio of 1.74% of expenses to average assets for the three months ended June 30, 1999 as compared to 1.82% for the comparable period in 1998.

Administrative expenses were $221.5 million for the six months ended June 30, 1999, an increase of $1.1 million, or 0.5%, as compared to the same period in 1998. The 1999 period also included $5.7 million of merger related expenses as we continue the process of combining back-office operations associated with the ALBANK merger that was effective November 30, 1998. Our administrative expenses, excluding the merger-related expenses, resulted in a ratio of 1.75% of expenses to average assets for the six months ended June 30, 1999 as compared to 1.82% for the comparable period in 1998.

FEDERAL INCOME TAXES

Federal income tax expense for the three months ended June 30, 1999 was $43.7 million as compared to $38.5 million for the same period in 1998. The primary reason for this 13.4% increase in the provision for federal income tax expense was a 15.5% increase in pre-tax book income. The effective tax rates were 32.1% and 32.7% for the 1999 and 1998 periods, respectively.

Federal income tax expense for the six months ended June 30, 1999 was $86.7 million as compared to $75.4 million for the same period in 1998. The primary reason for this 15.0% increase in the provision for federal income tax expense was a 16.8% increase in pre-tax book income. The effective tax rates were 32.4% and 33.0% for the 1999 and 1998 periods, respectively.

FINANCIAL CONDITION

OVERVIEW

At June 30, 1999, total assets were $25.0 billion relatively flat as compared to total assets of $24.5 billion at December 31, 1998. However, our mix of assets has changed during the quarter. See "Net Interest Income" discussion above.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 6)

                                                                           JUNE 30, 1999                 DECEMBER 31, 1998
                                                                 -------------------------------   ----------------------------
                                                                     AMOUNT           % OF TOTAL      AMOUNT         % OF TOTAL
                                                                 --------------       ----------   ------------      ----------
                                                                                        (DOLLARS IN THOUSANDS)
LOAN AND LEASE PORTFOLIO, NET
  One-to-four family:
     Permanent:
        Fixed rate ......................................          $ 6,229,718           35.34%     $ 6,909,161         39.08%
        Adjustable rate .................................            2,923,294           16.58        3,360,705         19.01
     Construction .......................................              265,263            1.50          294,893          1.67
                                                                   -----------          ------      -----------        ------
                                                                     9,418,275           53.42       10,564,759         59.76
  Commercial real estate:
    Multifamily .........................................              235,086            1.33          242,776          1.38
    Other ...............................................              509,125            2.89          475,753          2.69
                                                                   -----------          ------      -----------        ------
                                                                       744,211            4.22          718,529          4.07
  Consumer:
    Retail ..............................................            3,808,118           21.60        3,129,312         17.70
    Automobile ..........................................            2,284,816           12.96        2,020,157         11.43
                                                                   -----------          ------      -----------        ------
                                                                     6,092,934           34.56        5,149,469         29.13
  Business:
    Leasing .............................................              803,147            4.56          730,415          4.13
    Corporate banking ...................................              571,672            3.24          514,664          2.91
                                                                   -----------          ------      -----------        ------
                                                                     1,374,819            7.80        1,245,079          7.04
                                                                   -----------          ------      -----------        ------
                                                                   $17,630,239          100.00%     $17,677,836        100.00%
                                                                   ===========          ======      ===========        ======

Portfolio of loans serviced for others ..................          $ 9,319,353                      $ 9,308,294
                                                                   ===========                      ===========

LOAN AND LEASE ACTIVITY (Figure 7)

                                                                   THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------   -------------------------------
                                                                    1999             1998             1999             1998
                                                                    ----             ----             ----             ----
                                                                                    (DOLLARS IN THOUSANDS)
ORIGINATIONS:
  Real Estate:
     Permanent:
        One-to-four family .................................      $ 1,203,737      $ 1,641,305      $ 2,464,954      $ 3,092,852
        Multifamily ........................................            2,687           11,899           17,504           17,188
        Commercial .........................................           44,233           27,598           88,771           42,664
                                                                  -----------      -----------      -----------      -----------
           Total permanent loans ...........................        1,250,657        1,680,802        2,571,229        3,152,704
                                                                  -----------      -----------      -----------      -----------
     Construction:
        One-to-four family .................................          158,226          118,613          262,635          210,416
        Multifamily ........................................           28,648            2,831           41,950            7,270
        Commercial .........................................           36,739            7,480           47,065            9,681
                                                                  -----------      -----------      -----------      -----------
           Total construction loans ........................          223,613          128,924          351,650          227,367
                                                                  -----------      -----------      -----------      -----------
                  Total real estate loans originated .......        1,474,270        1,809,726        2,922,879        3,380,071
                                                                  -----------      -----------      -----------      -----------
  Retail consumer ..........................................          637,139          680,555        1,235,885        1,070,124
  Automobile ...............................................          390,812          334,998          736,705          615,975
  Leases ...................................................           82,253          137,537          132,520          217,448
  Corporate banking ........................................          160,034           46,365          284,048           92,877
                                                                  -----------      -----------      -----------      -----------
           Total loans and leases originated ...............        2,744,508        3,009,181        5,312,037        5,376,495
                                                                  -----------      -----------      -----------      -----------
  Loans purchased ..........................................            2,501           16,487           11,513           16,897
  Sales and principal reductions:
    Loans sold .............................................          447,905          486,507          971,060          890,274
    Loans exchanged for MBS ................................          717,672          705,427        1,866,045        1,347,422
    Principal reductions ...................................        1,118,487        1,300,651        2,445,957        2,574,032
                                                                  -----------      -----------      -----------      -----------
           Total sales and principal reductions ............        2,284,064        2,492,585        5,283,062        4,811,728
                                                                  -----------      -----------      -----------      -----------
               Increase before net items ...................        $ 462,945        $ 533,083         $ 40,488        $ 581,664
                                                                  ===========      ===========      ===========      ===========



INVESTMENT SECURITIES

Figure 8 summarizes our investment portfolio at June 30, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

INVESTMENT SECURITIES PORTFOLIO (Figure 8)

                                                                                JUNE 30, 1999        DECEMBER 31, 1998
                                                                                -------------        -----------------
                                                                                        (DOLLARS IN THOUSANDS)

Available for Sale:
  U.S. Treasury and agency securities ....................................          $ 47,391               $ 48,999
  Corporate notes and commercial paper ...................................            71,213                135,520
  Other ..................................................................            56,293                 68,798
                                                                                    --------               --------
      Total investment securities available for sale .....................           174,897                253,317
                                                                                    --------               --------

Held to maturity:
  U.S. Treasury and agency securities ....................................            15,450                 35,932
  Other ..................................................................             5,975                  6,324
                                                                                    --------               --------
      Total investment securities held to maturity .......................            21,425                 42,256
                                                                                    --------               --------
           Total .........................................................          $196,322               $295,573
                                                                                    ========               ========
  Weighted average rate ..................................................              6.77%                  6.30%
                                                                                    ========               ========

MORTGAGE-BACKED SECURITIES


Figure 9 summarizes our mortgage-backed securities portfolios at June 30, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 9)

                                                                           JUNE 30, 1999         DECEMBER 31, 1998
                                                                         -----------------      --------------------
                                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA ...........................................................      $ 2,038,255               $ 1,053,324
      FHLMC ..........................................................           80,054                   140,273
      GNMA ...........................................................            3,003                     3,327
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC ..........................................................          307,395                   337,658
      FNMA ...........................................................          238,725                   255,238
      GNMA ...........................................................            8,270                     9,374
    Private issues ...................................................          479,760                   500,010
                                                                            -----------               -----------
      Total mortgage-backed securities available for sale ............        3,155,462                 2,299,204
                                                                            -----------               -----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA ...........................................................          616,977                   741,828
      FHLMC ..........................................................          229,081                   285,131
      GNMA ...........................................................          114,321                   132,066
    Private issues ...................................................          186,146                   219,256
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA ...........................................................          227,056                   261,528
      FHLMC ..........................................................           94,257                   126,279
    Private issues ...................................................          558,759                   902,892
                                                                            -----------               -----------
        Total mortgage-backed securities held to maturity ............        2,026,597                 2,668,980
                                                                            -----------               -----------
           Total .....................................................      $ 5,182,059               $ 4,968,184
                                                                            ===========               ===========

MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 10)

                                                                  JUNE 30, 1999                  DECEMBER 31, 1998
                                                          -----------------------------     ----------------------------
                                                              BOOK           AVERAGE            BOOK            AVERAGE
                                                              VALUE           RATE              VALUE            RATE
                                                          --------------   ------------     --------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Adjustable rate:
    Participation certificates .......................      $   81,063         6.74%          $  104,582        6.77%
    Collateralized mortgage obligations ..............         968,303         6.31            1,005,868        6.69
                                                            ----------                        ----------
      Total adjustable rate ..........................       1,049,366         6.35            1,110,450        6.70
                                                            ----------                        ----------
  Fixed rate:
    Participation certificates .......................       2,040,249         6.86            1,092,342        6.87
    Collateralized mortgage obligations ..............          65,847         6.36               96,412        6.36
                                                            ----------                        ----------
      Total fixed rate ...............................       2,106,096         6.85            1,188,754        6.83
                                                            ----------                        ----------
        Total available for sale .....................       3,155,462         6.68            2,299,204        6.76
                                                            ----------                        ----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates .......................         459,745         6.64              547,989        6.92
    Collateralized mortgage obligations ..............         243,593         6.86              278,841        7.30
                                                            ----------                        ----------
      Total adjustable rate ..........................         703,338         6.72              826,830        7.05
                                                            ----------                        ----------
  Fixed rate:
    Participation certificates .......................         685,974         7.29              830,292        7.30
    Collateralized mortgage obligations ..............         637,285         6.65            1,011,858        6.65
                                                            ----------                        ----------
      Total fixed rate ...............................       1,323,259         6.98            1,842,150        6.94
                                                            ----------                        ----------
        Total held to maturity .......................       2,026,597         6.89            2,668,980        6.98
                                                            ----------                        ----------
          Total mortgage-backed securities............      $5,182,059         6.77%          $4,968,184        6.88%
                                                            ==========                        ==========



ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)

                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------     ----------------------------
                                                                   1999             1998             1999             1998
                                                                 ---------        ---------        ---------        ---------
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN AND LEASE LOSSES
   Balance, beginning of period ...........................      $ 141,281        $ 142,635        $ 144,566        $ 142,985
   Provision for loan and lease losses ....................          7,843            7,155           14,614           13,768
   Loans and leases charged off:
      Mortgage ............................................         (2,208)          (1,470)          (3,230)          (2,809)
      Automobile ..........................................         (6,141)          (6,791)         (14,251)         (12,920)
      Retail consumer .....................................           (386)          (1,079)          (1,905)          (2,003)
      Leases ..............................................           --               --               (900)            --
      Corporate banking ...................................           --               (211)            (264)            (270)
                                                                 ---------        ---------        ---------        ---------
         Total charge-offs ................................         (8,735)          (9,551)         (20,550)         (18,002)
                                                                 ---------        ---------        ---------        ---------
   Recoveries:
      Mortgage ............................................            505              186              627              320
      Automobile ..........................................          1,670            1,137            3,040            2,212
      Retail consumer .....................................             72              265              243              461
      Leases ..............................................           --               --               --               --
      Corporate banking ...................................             17               31              113              114
                                                                 ---------        ---------        ---------        ---------
         Total recoveries .................................          2,264            1,619            4,023            3,107
                                                                 ---------        ---------        ---------        ---------
              Net loan and lease charge-offs ..............         (6,471)          (7,932)         (16,527)         (14,895)
                                                                 ---------        ---------        ---------        ---------
   Balance, end of period .................................      $ 142,653        $ 141,858        $ 142,653        $ 141,858
                                                                 =========        =========        =========        =========

   Net charge-offs to average loans and leases
     (annualized) .........................................            .15%             .19%             .18%             .18%

Figure 12 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At June 30, 1999, we had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 12)

                                                                JUNE 30, 1999   DECEMBER 31, 1998
                                                                -------------   -----------------
                                                                      (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS AND LEASES:
  Nonaccrual loans and leases:
    Real estate mortgage loans:
      One-to-four family(1) ................................        $ 66,547         $ 73,175
      Multifamily and commercial ...........................           2,253            3,958
      Construction and land ................................             278            1,178
                                                                    --------         --------
        Total real estate mortgage loans ...................          69,078           78,311
    Retail consumer ........................................          27,406           21,032
    Automobile .............................................             355              327
    Leases .................................................            --               --
    Corporate banking ......................................           4,989            8,810
                                                                    --------         --------
        Total nonaccrual loans and leases ..................         101,828          108,480
                                                                    --------         --------
  Accruing loans and leases delinquent more than 90 days:
    Real estate mortgage loans .............................            --               --
    Retail consumer ........................................             298            3,878
    Automobile .............................................           3,266            5,873
    Leases .................................................             341             --
    Corporate banking ......................................             872              904
                                                                    --------         --------
        Total accruing loans and leases more than 90 days ..           4,777           10,655
                                                                    --------         --------
  Restructured real estate mortgage loans ..................             682            3,936
                                                                    --------         --------
        Total nonperforming loans and leases ...............         107,287          123,071
  Real estate acquired through foreclosure and other .......          19,127           17,803
                                                                    --------         --------
        Total nonperforming assets .........................         126,414          140,874
        Less government guaranteed loans ...................          19,966           22,429
                                                                    --------         --------
        Nonperforming assets net of guaranteed loans .......        $106,448         $118,445
                                                                    ========         ========
  Ratio of:
    Nonperforming loans and leases to total loans and leases             .61%             .70%
    Nonperforming assets to total assets ...................             .51              .58
    Allowance for loan and lease losses to:
      Nonperforming loans and leases .......................          132.96           117.47
      Total loans and leases before allowance ..............             .80              .81
  Ratio of (excluding guaranteed nonperforming loans):
    Nonperforming loans and leases to total loans and leases             .50%             .57%
    Nonperforming assets to total assets ...................             .43              .48
    Allowance for loan and lease losses to:
      Nonperforming loans and leases .......................          163.37           143.64
      Total loans and leases before allowance ..............             .80              .81

---------------
(1) Includes $20.0 million and $22.4 million of government guaranteed loans at June 30, 1999 and December 31, 1998, respectively.


At June 30, 1999, there were $44 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. The largest of these potential loans is a $5.7 million loan to a trucking and warehousing company where the borrower is experiencing operating losses but the loans is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of the our funds for use in lending and for general business purposes. We also derive funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At June 30, 1999 and December 31, 1998, 67% and 68% of interest-bearing liabilities were in the form of deposits and 33% and 32% were in the form of borrowings.

DEPOSITS

Deposit inflows and outflows are significantly influenced by general interest rates, market conditions and competitive factors. We reprice our deposits primarily based on competitive conditions. In order to decrease the volatility of our deposits, we impose stringent early withdrawal penalties on our certificates of deposit. Consumer and commercial deposits are attracted principally from within our primary market areas through the offering of a broad range of deposit instruments.

COMPOSITION OF DEPOSITS (Figure 13)

                                                       JUNE 30, 1999                     DECEMBER 31, 1998
                                           -----------------------------------    -----------------------------------
                                                          WEIGHTED  PERCENT                     WEIGHTED   PERCENT
                                                          AVERAGE      OF                       AVERAGE      OF
                                              AMOUNT        RATE     TOTAL          AMOUNT        RATE      TOTAL
                                              ------        ----     -----          ------        ----      -----
                                                                     (DOLLARS IN THOUSANDS)
Checking accounts:
  Interest-bearing .......................   $ 1,411,890      1.71%     9.36%     $ 1,204,221      1.22%     7.94%
  Noninterest-bearing ....................       948,947         -      6.29        1,015,650         -      6.70
Money market accounts ....................     2,909,903      3.29     19.29        2,505,846      3.37     16.52
Savings accounts .........................     1,503,989      1.91      9.97        1,828,087      2.15     12.06
Certificates of deposit ..................     8,311,993      5.25     55.09        8,610,177      5.62     56.78
                                             -----------            --------       ----------             --------
     Total deposits ......................    15,086,722      3.88    100.00%      15,163,981      4.10    100.00%
                                                                    ========                              ========
Plus unamortized premium
 on deposits purchased ...................           883                                1,083
                                             -----------                          -----------
     Total deposits, net .................   $15,087,605                          $15,165,064
                                             ===========                          ===========
Including the annualized effect of
 applicable interest rate risk
 management instruments ..................                    3.78%                                 4.02%
                                                              ====                                  ====

BORROWINGS

At June 30, 1999, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by our investment in the stock of the FHLB, as well as $8.5 billion in real estate loans and $2.4 billion in mortgage-backed securities.

FEDERAL HOME LOAN ADVANCES (Figure 14)

                                                                    JUNE 30, 1999               DECEMBER 31, 1998
                                                             ----------------------------  ----------------------------
                                                                               WEIGHTED                     WEIGHTED
                                                                               AVERAGE                       AVERAGE
                                                                AMOUNT           RATE         AMOUNT          RATE
                                                             -------------    -----------  --------------  ------------
                                                                              (DOLLARS IN THOUSANDS)

Short-term ................................................   $ 1,485,000      5.38%           $ 803,000       5.10%
Long-term:
  Fixed-rate advances .....................................     5,408,140      5.04            5,109,388       4.99
  Variable-rate advances ..................................       363,730      4.87              273,730       5.35
                                                             -------------                 --------------
    Total advances, net ...................................   $ 7,256,870      5.10          $ 6,186,118       5.02
                                                             =============                 ==============

Including the annualized effect of applicable interest
  rate risk management instruments ........................                    5.01%                           5.01%

Figure 15 presents a summary of outstanding reverse repurchase agreements. We enter into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)

                                                                         JUNE 30, 1999          DECEMBER 31, 1998
                                                               ---------------------------- --------------------------
                                                                                WEIGHTED                   WEIGHTED
                                                                                 AVERAGE                    AVERAGE
                                                                  AMOUNT          RATE        AMOUNT         RATE
                                                               -------------   ------------ ------------  ------------
                                                                                (DOLLARS IN THOUSANDS)

Short-term .................................................       $ 28,541        4.37%        $ 39,962      4.57%
Long-term:
  Fixed-rate ...............................................        100,000        5.96          275,062      5.99
  Variable-rate ............................................              -           -          370,000      5.30
                                                               -------------                ------------
Weighted average cost including amortization
   of fees .................................................       $128,541        5.61         $685,024      5.53
                                                               =============                ============

Including the annualized effect of applicable interest
  rate risk management instruments .........................                       5.67%                      5.50%

INTEREST RATE RISK MANAGEMENT

We utilize various types of interest rate contracts in managing our interest rate risk on certain of our deposits. We have utilized fixed payment swaps to convert certain of our floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. We also utilize fixed receipt swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

INTEREST RATE SWAPS (Figure 16)

                                                  JUNE 30, 1999                     DECEMBER 31, 1998
                                         ---------------------------------   ---------------------------------
                                          NOTIONAL   RECEIVING   PAYING       NOTIONAL   RECEIVING   PAYING
                                          PRINCIPAL  INTEREST   INTEREST      PRINCIPAL  INTEREST   INTEREST
                                           AMOUNT      RATE       RATE         AMOUNT      RATE       RATE
                                         ---------------------------------   ---------------------------------
                                                                (DOLLARS IN THOUSANDS)

Variable payment and fixed receipt:
    Maturing in:
      2000 ...........................      $ 40,000     5.55%     5.14%        $120,000     5.80%     5.31%
      2001 ...........................       120,000     5.70      5.08                -        -         -
      2003 ...........................       120,000     6.14      5.06          230,000     6.32      5.30
      2004 ...........................       190,000     6.27      5.04               -         -         -
                                            --------   ------      ----         --------     ----      ----
        Total ........................      $470,000     6.03%     5.06% (1)    $350,000     6.14%     5.30% (1)
                                            ========   ======      ====         ========     ====      ====

-----------------------
(1) Rates are based upon LIBOR.

The cost (benefit) of interest rate risk management instruments included in interest expense was as follows:

COST OF INTEREST RATE RISK MANAGEMENT (Figure 17)

                                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                   -------------------------------   -------------------------------
                                                          1999           1998               1999           1998
                                                          ----           ----               ----           ----
                                                                          (DOLLARS IN THOUSANDS)

Interest expense (income):
  Deposits .........................................     $ (2,188)       $ (2,246)         $ (4,307)       $ (4,353)
  FHLB advances ....................................            -             (71)              (63)           (142)
  Reverse repurchase agreements ....................         (114)           (120)             (236)           (109)
                                                         --------        --------          --------        --------
    Total ..........................................     $ (2,302)       $ (2,437)         $ (4,606)       $ (4,604)
                                                         ========        ========          ========        ========

LIQUIDITY

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability and may supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers our interest-sensitivity profile when deciding on alternative sources of funds. At June 30, 1999, our one-year gap was a negative 4.43% of total assets.

We are required by regulation to maintain specific minimum levels of liquid investments at the bank level. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the bank's average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Our average regulatory liquidity ratio for the second quarter of 1999 was 15.75%.

Management anticipates that we will have sufficient funds available to meet current and future loan commitments. At June 30, 1999, we had outstanding commitments to originate loans and leases of $1.1 billion, unfunded lines of consumer credit totaling $1.8 billion (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $163.1 million. Outstanding letters of credit totaled $51.1 million as of June 30, 1999. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $6.6 billion. Management believes that a significant portion of the amounts maturing will remain with us because they are retail deposits. At
June 30, 1999, we had $1.5 billion of advances from the FHLB system and $128.5 million in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

CAPITAL AND DIVIDENDS

Following its November 1998 acquisition of ALBANK, Charter One became a bank holding company, converting from a unitary savings and loan holding company. As a bank holding company, Charter One is now subject to regulation by the FRB under the Bank Holding Company Act of 1956, and the regulations of the FRB, including various capital requirements. New ALBANK Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures established by regulation to ensure capital adequacy require Charter One and New ALBANK Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and Tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets.

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

The actual regulatory capital ratios calculated for Charter One, New ALBANK Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

REGULATORY CAPITAL (Figure 18)

                                                                              AS OF JUNE 30, 1999
                                              ------------------------------------------------------------------------------------
                                                                                                     TO BE "WELL CAPITALIZED"
                                                                         FOR CAPITAL               UNDER PROMPT CORRECTIVE
                                                    ACTUAL            ADEQUACY PURPOSES                ACTION PROVISIONS
                                              ----------------      ---------------------        ---------------------------------
                                               AMOUNT    RATIO       AMOUNT        RATIO             AMOUNT            RATIO
                                               ------    -----       ------        -----             ------            -----
                                                                            (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets ......$1,932,999  10.79% 1,433,233      greater than     1,791,541         greater than
                                                                             or equal to 8.00%                  or equal to 10.00%
  Tier 1 capital to risk-weighted assets ..... 1,784,273   9.96    716,616      greater than     1,074,924         greater than
                                                                             or equal to 4.00                   or equal to 6.00
  Tier 1 capital to average assets ........... 1,784,273   7.23    986,874      greater than     1,233,593         greater than
                                                                             or equal to 4.00                   or equal to 5.00

NEW ALBANK COMMERCIAL:
  Total capital to risk-weighted assets ......    40,145  44.95      7,144      greater than         8,930         greater than
                                                                             or equal to 8.00                   or equal to 10.00
  Tier 1 capital to risk-weighted assets .....    40,145  44.95      3,572      greater than         5,358         greater than
                                                                             or equal to 4.00                   or equal to 6.00
  Tier 1 capital to average assets ...........    40,145  14.71     10,918      greater than        13,648         greater than
                                                                             or equal to 4.00                   or equal to 5.00
CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets ...... 1,790,786  10.10  1,417,997      greater than     1,772,496         greater than
                                                                             or equal to 8.00                   or equal to 10.00
  Tier 1 capital to risk-weighted assets ..... 1,462,853   8.25        N/A          N/A          1,063,498         greater than
                                                                                                                or equal to 6.00
  Core capital to adjusted tangible assets.... 1,471,318   5.89    749,605      greater than     1,249,342         greater than
                                                                             or equal to 3.00                   or equal to 5.00
  Tangible capital to tangible assets......... 1,471,318   5.89    374,803     greater than           N/A               N/A
                                                                             or equal to 1.50

                                                                              AS OF DECEMBER 31, 1998
                                              ----------------------------------------------------------------------------------
                                                                                                  TO BE "WELL CAPITALIZED"
                                                                         FOR CAPITAL              UNDER PROMPT CORRECTIVE
                                                    ACTUAL            ADEQUACY PURPOSES               ACTION PROVISIONS
                                              ----------------      ---------------------      ---------------------------------
                                               AMOUNT    RATIO       AMOUNT        RATIO            AMOUNT            RATIO
                                               ------    -----       ------        -----            ------            -----
                                                                            (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets ......$1,812,053  10.86% $1,335,073    greater than     $1,668,841         greater than
                                                                             or equal to 8.00%                  or equal to 10.00%
  Tier 1 capital to risk-weighted assets ..... 1,659,578   9.94     667,537    greater than      1,001,305        greater than
                                                                             or equal to 4.00                   or equal to 6.00
  Tier 1 capital to average assets ........... 1,659,578   6.86     967,071    greater than      1,208,838        greater than
                                                                             or equal to 4.00                   or equal to 5.00

ALBANK COMMERCIAL(1):
  Total capital to risk-weighted assets ......    40,720  14.55      22,392     greater than        27,990       greater than
                                                                             or equal to 8.00                   or equal to 10.00
  Tier 1 capital to risk-weighted assets .....    39,037  13.95      11,196     greater than        16,794       greater than
                                                                             or equal to 4.00                   or equal to 6.00
  Tier 1 capital to average assets ...........    39,037   5.92      26,375     greater than        32,969        greater than
                                                                             or equal to 4.00                   or equal to 5.00
CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets ...... 1,575,652  10.10   1,259,984     greater than     1,574,980       greater than
                                                                             or equal to 8.00                   or equal to 10.00
  Tier 1 capital to risk-weighted assets ..... 1,246,542   7.91         N/A         N/A            944,988       greater than
                                                                                                                or equal to 6.00
  Core capital to adjusted tangible assets.... 1,246,542   5.19     720,077     greater than     1,200,128        greater than
                                                                             or equal to 3.00                   or equal to 5.00
  Tangible capital to tangible assets......... 1,246,542   5.19     360,038    greater than           N/A               N/A
                                                                             or equal to 1.50

------------------------

(1) As of May 31, 1999 ALBANK Commercial was merged into Charter One Bank, F.S.B. and New ALBANK Commercial was formed.


As of June 8, 1998, the most recent notification from the Office of Thrift Supervision categorized Charter One Bank, F.S.B. as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed the bank's category. Charter One's and New ALBANK Commercial's capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One and New ALBANK Commercial would not be considered well capitalized; however, as of June 30, 1999, Charter One and New ALBANK Commercial had not received a classification from their respective regulators. Management believes that, as of June 30, 1999, Charter One, New ALBANK Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution's loans and securities are concentrated could adversely affect future earnings and, consequently, the institution's ability to meet its future capital requirements.

QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 19)

                                          2nd Qtr 1999     1st Qtr 1999     4th Qtr 1998     3rd Qtr 1998     2nd Qtr 1998
                                         --------------   --------------   --------------  ---------------   --------------
Market price of common stock (1):

High ......................................   $32.13           $32.06           $30.56           $34.17           $34.89
Low .......................................    26.44            25.19            17.63            21.84            28.57
Close .....................................    27.81            28.86            27.75            24.88            32.09

Dividends declared and paid................     0.16              .14              .14              .13              .13

------------------------

(1) Restated to reflect the 2-for-1 stock split issued on May 20, 1998 and the 5% stock dividend issued September 30, 1998.

YEAR 2000

STATE OF Y2K READINESS

Preparing for the Year 2000 ("Y2K") is the result of the way certain computer systems and related technologies process the century date change. Some systems were designed to read only the last two digits of a year, thus the date change from 12/31/99 to 01/01/00 could be interpreted as January 1, 1900, rather than January 1, 2000. We have made substantial progress in the implementation of our Y2K plan, which includes the remediation, testing and, if required, the implementation of upgrades or replacements of those systems and equipment which may be impacted by the century date change.

We have identified the following components of our Y2K project:

     AWARENESS PHASE: Activities to identify the scope of our Y2K project have been completed.

     INVENTORY PHASE: Computer and related technology were inventoried and the analysis of potential areas of Y2K risk have been identified and completed.

     ASSESSMENT PHASE: The Y2K compliance status of computer systems and related technology has been completed. Also, the analysis of risks of major customers, vendors, suppliers of information and electronic data exchange partners has been determined and completed, although we continue to monitor this information.

     CONVERSION PHASE: The methodology for the conversion of non-Y2K mission critical compliant systems and equipment has been completed.

     IMPLEMENTATION PHASE: Mission critical systems and related technology have been upgraded or replaced and fully tested to ensure their Y2K compliance. As of June 30, 1999 this phase has been completed.

     POST IMPLEMENTATION: Follow-up and the monitoring of problem resolution of Y2K solutions will be performed through December 31, 1999. This phase also includes the creation, testing and continual monitoring of our Y2K business resumption plan.

As of June 30, 1999, we had successfully completed 100% of our Y2K remediation, testing and implementation for mission critical systems. We had Y2K remediated, tested and implemented the majority of applications which were not classified as being mission critical. We will complete, by August 31, 1999, Y2K testing on all non-mission critical systems for which alternative systems/procedures have not been developed.

In addition to evaluating the impact of mission critical systems and technology upon Charter One, we have also performed an assessment of the impact posed by major customers, vendors, suppliers of information and electronic data exchange partners. As these assessments resulted in the identification of specific Y2K exposures, specific action plans, to either eliminate or reduce this risk to an acceptable level, were developed. At this time there appears to be no significant Y2K risk associated with these groups, however, we will continue to monitor these groups.

As of June 30, 1999, 99% of the computer systems requiring replacement or upgrade have been fixed or replaced. The remaining computer systems will be replaced or upgraded during the third quarter.

Efforts have been completed to insure that non-information technology systems are also Y2K compliant. All ATM hardware and software has been certified as Y2K compliant as of March 31, 1999. In addition an extensive review of branch offices and other company facilities has been completed. As of March 31, 1999, all three major telephone switches have been successfully Y2K tested. Security monitoring systems have been certified as Y2K compliant and contingency plans are being developed should they fail. All mission critical equipment (other than personal computer systems) has been replaced. For equipment that cannot be tested by us as Y2K compliant, contingency plans have been developed which will be validated by September 30, 1999.

The merger of ALBANK has recently concluded with a data conversion in May 1999. The remaining systems, a student loan processing system and an ATM front end processing system have been Y2K tested and certified compliant. No other Y2K issues remain with ALBANK equipment or facilities.

All merger and acquisition projects include Y2K assessment, conversion and implementation tasks to insure that these newly acquired entities are certified under the same standards applied to our existing facilities, equipment and systems.

COSTS TO ADDRESS Y2K ISSUES

We estimate the out-of-pocket Y2K initiative to cost approximately $4 million. This cost provided for the replacement or upgrade of hardware, software and the use of consultants. The cost of internal resources for the Y2K initiative has not been estimated. Other Y2K related costs are being accounted for as operating expenditures as they represent an improvement in our operations. Management believes that there will not be any additional expenses which will have a material impact on the operations, cash flow, or financial condition of future periods.

RISKS OF Y2K ISSUES

Corporate wide efforts have been taken to identify and assess the risk and adequacy of systems and equipment for Y2K readiness. We have implemented a policy that all new systems or changes, which could be affected by the year 2000 date change, to existing systems will be Y2K certified and tested prior to implementation thus eliminating the risks these changes could create. We have also implemented a freeze date of November 15, 1999, where no additional changes will be implemented to any system software unless approved by Executive Management.

The Y2K risk of major customers and their impact on us has been determined to be immaterial. We are continuing to monitor those major customers who, as of June 30, 1999, are not fully Y2K compliant for mission critical systems or processes. We have implemented credit approval procedures for large lending relationships, which take into account the borrower's Y2K risks prior to the loan being approved.

The risks presented by vendors and suppliers of information have been assessed and, where applicable, corrective action taken. These actions ranged from replacement to reducing risk to an acceptable level.

Testing with electronic data exchange partners, identified as being critical to continued operations, has been 100% completed. We have successfully participated with the Mortgage Bankers Association (MBA) and Alltel as part of a nationwide test for several software applications used for mortgage origination and servicing as well as interfacing to third party investors.

We have identified business functions critical to the corporation and a Y2K business resumption plan has been created for each of these functions. The plan has been reviewed by our Internal Audit Department, who has developed a methodology for validating this plan. The validation of the business resumption plan is expected to be completed by September 30, 1999. In addition, Management has scheduled a quarterly review of all business functions to ensure that all critical business functions are accurately identified.

As a result of the above it is Management's belief that any of the most reasonably likely worst case Y2K scenarios would not have a material effect on our financial condition and results of operations. We recognize that if certain government regulated third party providers experience significant Y2K failures, the result could create a disruption to our business operations and adversely affect our financial condition and results of operations. We have received written assurances from these providers that they will be Y2K compliant as well as tested many of the electronic interfaces with them and, therefore, it is our opinion these types of disruptions are unlikely to occur.

CONTINGENCY PLAN

In the event the onset of Y2K causes business operations or customer service to not properly function or prevents them from completely functioning, we have developed and are prepared to implement contingency plans which would either provide alternative means for servicing customers and processing data or specifies the actions to be taken to restore the lost functionality.

We are also addressing global facilities issues such as electrical and heating needs through a systematic review of all locations and, where warranted, have developed contracts with alternate source vendors. We have also developed a formal liquidity contingency plan. Increased cash monitoring will begin in the fourth quarter of 1999.

To ensure Y2K preparedness of branches and corporate departments, training has been scheduled to be conducted and completed in the fourth quarter of 1999. This training will inform our employees about transition procedures and alternative methods of servicing customers in the event that any portion of the Y2K business resumption plan is required to be implemented.

We have also developed work plans for January 1, 2000 that will allow for issues to be identified quickly and communicated to both regional and corporate coordination sites. From these sites resources will be dispatched to resolve issues on a priority basis and issue resolutions will be tracked.

CUSTOMER AND EMPLOYEE AWARENESS

We have recently implemented a new "Y2K Ready" campaign which has included a corporate employee newsletter, outlining all of the material available for customer awareness of Y2K issues. Included in this campaign is a question and answer brochure, "Y2K Ready" buttons and stickers, a Y2K answerline (a toll free number which allows customers to call in and listen to pre-recorded, regularly updated, information regarding various Y2K topics) as well as website information (available through www.charterone.com, www.albank.com and www.ffom.com).

Branch and customer contact staff were given samples of all Y2K paper materials and meetings were held with their managers to answer any questions and reinforce the information being provided to customers. In these meetings they were instructed how to handle customer inquiries and where to direct customers for further information.

We have launched a "Y2K Ready" certificate of deposit product with a preferred rate in order to entice customers into asking about the status of our Y2K project.

Logs of customer questions are being maintained by our call center and main reception area so that customer material content may be updated to include answers to their most recent concerns.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 1998 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred.

                           PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

DIVIDEND

On July 21,1999, the Directors of Charter One Financial, Inc. declared a quarterly cash dividend of 16 cents per common share. The dividend will be payable on August 20, 1999 to shareholders of record as of August 6, 1999.

On July 21, 1999, the Directors of Charter One Financial, Inc. declared a 5% stock dividend, payable on September 30, 1999, to shareholders of record on September 14, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit 11 - Computation of Per Share Earnings

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                 On April 20, 1999, a Form 8-K was filed with the SEC (i) to report the slide presentation to be delivered during our annual meeting of shareholders held on April 21, 1999 and (ii) to file a press release dated April 16, 1999 to announce that the 1999 annual meeting of shareholders will be available via a live webcast.

                 On May 3, 1999, a Form 8-K was filed with the SEC to announce that Charter One was scheduled to speak at an investors conference sponsored by Merrill Lynch in New York on May 4, 1999.

                 On May 17, 1999, a Form 8-K was filed with the SEC to report an Agreement and Plan of Merger between Charter One and St. Paul Bancorp, Inc.

                 On June 8, 1999, a Form 8-K was filed with the SEC to file the press release announcing Charter One's intention to repurchase up to 6 million shares of its outstanding common stock in a buyback program.18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CHARTER ONE FINANCIAL, INC.



Date:   August 13, 1999     /s/ Robert J. Vana
                            ----------------------------------------------------

                            Robert J. Vana
                            Chief Corporate Counsel and Secretary




Date:    August 13, 1999    /s/ Richard W. Neu
                            ----------------------------------------------------

                            Richard W. Neu
                            Executive Vice President and Chief Financial Officer