Form 10-Q
period 1999-09-30
CHARTER ONE FINANCIAL INC
filed 1999-11-15
CIK 819692

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

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-16311


                           CHARTER ONE FINANCIAL, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)

                   DELAWARE                                     34-1567092
                   --------                                     ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                 or organization)                            Identification No.)

1215 SUPERIOR AVENUE, CLEVELAND, OHIO                               44114
-------------------------------------                            -----------
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

       The number of shares outstanding of the registrant's sole class of common stock as of October 31, 1999 was 212,170,680.


================================================================================

                                TABLE OF CONTENTS

Item
Number                                                                            Page
------
                                  PART I - FINANCIAL INFORMATION
  1.     Financial Statements
          Consolidated Statements of Financial Condition --
           September 30, 1999 and December 31, 1998.............................    1

          Consolidated Statements of Income --
           Three and nine months ended September 30, 1999 and 1998..............    2

          Consolidated Statement of Shareholders' Equity --
           Nine months ended September 30, 1999.................................    3

          Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1999 and 1998........................    4

          Notes to Consolidated Financial Statements............................    5

  2.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................    7

  3.     Quantitative and Qualitative Disclosure About Market Risk..............   29

                                  PART II - OTHER INFORMATION

  5.     Other Information......................................................   29

  6.     Exhibits and Reports on Form 8-K.......................................   34


Signatures......................................................................   34

PART I - FINANCIAL CONDITION

ITEM 1.    Financial Statements

                  CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                     SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                     ------------------     -----------------

                                                                               (DOLLARS IN THOUSANDS,
                                                                               EXCEPT PER SHARE DATA)

                                ASSETS
Cash and deposits with banks.........................................    $     242,126         $   334,054
Federal funds sold and other.........................................              451              65,453
                                                                         -------------         -----------
     Total cash and cash equivalents.................................          242,577             399,507
Investment securities:
  Available for sale, at fair value..................................          161,906             253,317
  Held to maturity (fair value of $21,431 and $42,554)...............           21,395              42,256
Mortgage-backed securities:
  Available for sale, at fair value..................................        3,392,529           2,299,204
  Held to maturity (fair value of $1,863,387 and $2,716,740).........        1,847,591           2,668,980
Loans and leases, net................................................       17,970,757          17,502,729
Loans held for sale..................................................           53,306             175,107
Federal Home Loan Bank stock.........................................          399,166             319,993
Premises and equipment...............................................          233,301             218,788
Accrued interest receivable..........................................          122,306             117,493
Real estate and other collateral owned...............................           19,220              18,094
Loan servicing assets................................................          106,129              90,838
Goodwill.............................................................          148,667             158,709
Other assets.........................................................          782,348             202,240
                                                                         -------------         -----------
     Total assets....................................................    $  25,501,198         $24,467,255
                                                                         =============         ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts:
     Interest-bearing................................................    $   1,540,728         $ 1,204,221
     Noninterest-bearing.............................................          758,579           1,015,650
  Money market accounts..............................................        2,925,139           2,505,846
  Savings accounts...................................................        1,417,868           1,828,087
  Certificates of deposit............................................        8,417,522           8,611,260
                                                                         -------------         -----------
     Total deposits..................................................       15,059,836          15,165,064
Federal Home Loan Bank advances......................................        7,803,384           6,186,118
Reverse repurchase agreements........................................          127,435             685,024
Other borrowings.....................................................          135,799             130,336
Advance payments by borrowers for taxes and insurance................           56,074              60,383
Accrued interest payable.............................................           55,641              45,584
Accrued expenses and other liabilities...............................          299,981             319,634
                                                                         -------------         -----------
     Total liabilities...............................................       23,538,150          22,592,143
                                                                         =============         ===========
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000 shares
    authorized and unissued..........................................             --                  --
  Common stock - $.01 par value per share; 360,000,000 shares authorized; 172,277,706  and 165,399,180 shares issued and
    outstanding......................................................            1,723               1,654
  Additional paid-in capital.........................................        1,265,224           1,130,398
  Retained earnings..................................................          708,645             704,661
  Borrowings of employee investment and stock ownership plan.........           (3,632)             (5,288)
  Accumulated other comprehensive income.............................           (8,912)             43,687
                                                                         -------------         -----------
         Total shareholders' equity..................................        1,963,048           1,875,112
                                                                         -------------         -----------
         Total liabilities and shareholders' equity..................    $  25,501,198         $24,467,255
                                                                         =============         ===========

See Notes to Consolidated Financial Statements

                                     CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                    (unaudited)

                                                 THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------      --------------------------------
                                                     1999                1998               1999               1998
                                                 ------------       ------------       ------------       ------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INTEREST INCOME:
  Loans and leases ............................  $    342,906       $    332,171       $  1,021,381       $    980,122
  Mortgage-backed securities:
    Available for sale ........................        51,712             40,054            131,969             97,748
    Held to maturity ..........................        32,605             55,745            110,822            190,141
  Investment securities:
    Available for sale ........................         2,753              4,577              8,804             22,891
    Held to maturity ..........................           336              1,112              1,412              3,347
  Other interest-earning assets ...............         7,085              9,996             20,544             31,582
                                                 ------------       ------------       ------------       ------------
     Total interest income ....................       437,397            443,655          1,294,932          1,325,831
                                                 ------------       ------------       ------------       ------------
INTEREST EXPENSE:
  Deposits ....................................       145,094            156,259            436,838            460,904
  FHLB advances ...............................        97,076             74,774            259,329            220,982
  Other borrowings ............................         5,083             32,154             22,791            101,273
                                                 ------------       ------------       ------------       ------------
     Total interest expense ...................       247,253            263,187            718,958            783,159
                                                 ------------       ------------       ------------       ------------
     Net interest income ......................       190,144            180,468            575,974            542,672
Provision for loan and lease losses ...........         7,365              7,555             21,979             21,323
                                                 ------------       ------------       ------------       ------------
     Net interest income after provision
       for loan and lease losses ..............       182,779            172,913            553,995            521,349
                                                 ------------       ------------       ------------       ------------
OTHER INCOME:
  Retail banking ..............................        37,150             28,654            108,081             80,416
  Mortgage banking ............................        11,609             14,492             34,182             46,042
  Leasing operations ..........................         4,093              1,463              7,798              7,114
  Net gains ...................................         6,353              5,813             16,185             14,425
  Other .......................................         8,268              2,026             18,901              5,315
                                                 ------------       ------------       ------------       ------------
     Total other income .......................        67,473             52,448            185,147            153,312
                                                 ------------       ------------       ------------       ------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits ..........        53,098             49,784            158,788            151,330
  Net occupancy and equipment .................        17,140             17,294             51,634             51,650
  Federal deposit insurance premiums ..........         1,521              1,542              4,665              4,787
  Merger expenses .............................         1,921               --                7,640               --
  Amortization of goodwill ....................         3,300              3,373              9,963             10,105
  Other administrative expenses ...............        34,769             33,977            100,595            108,571
                                                 ------------       ------------       ------------       ------------
     Total administrative expenses ............       111,749            105,970            333,285            326,443
                                                 ------------       ------------       ------------       ------------
Income before income taxes ....................       138,503            119,391            405,857            348,218
Income taxes ..................................        44,486             39,161            131,204            114,576
                                                 ------------       ------------       ------------       ------------
     Net income ...............................  $     94,017       $     80,230       $    274,653       $    233,642
                                                 ============       ============       ============       ============

Basic earnings per share(1) ...................  $        .54       $        .46       $       1.58       $       1.34
                                                 ============       ============       ============       ============

Diluted earnings per share(1) .................  $        .53       $        .45       $       1.54       $       1.30
                                                 ============       ============       ============       ============

Average common shares outstanding(1) ..........   172,746,331        173,535,805        173,788,665        173,888,635
                                                 ============       ============       ============       ============

Average common and common equivalent
  shares outstanding(1) .......................   176,319,032        178,161,303        177,861,881        179,732,233
                                                 ============       ============       ============       ============

Cash dividends declared per share(1) ..........  $        .16       $        .13       $        .44       $        .37
                                                 ============       ============       ============       ============

(1) Restated to reflect the 5% stock dividend issued September 30, 1999 See Notes to Consolidated Financial Statements


                                    CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (unaudited)

                                                                                                          BORROWINGS
                                                                                                             OF
                                                                                                          EMPLOYEE
                                                                                          ACCUMULATED     INVESTMENT        TOTAL
                                              ADDITIONAL                                     OTHER        AND STOCK        SHARE-
                                   COMMON       PAID-IN      RETAINED       TREASURY     COMPREHENSIVE    OWNERSHIP        HOLDERS'
                                    STOCK       CAPITAL      EARNINGS         STOCK          INCOME          PLAN          EQUITY
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance, January 1, 1999 ....   $     1,654   $ 1,130,398   $   704,661    $      --      $    43,687    $    (5,288)   $ 1,875,112
Comprehensive income:
  Net unrealized holding loss
   on securities ............          --            --            --             --          (52,599)          --          (52,599)
  Net income ................          --            --         274,653           --             --             --          274,653
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Comprehensive income ........         1,654     1,130,398       979,314           --           (8,912)        (5,288)     2,097,166
Treasury stock purchased
  2,635,100 shares ..........          --            --            --          (70,301)          --             --          (70,301)
EISOP loan payment ..........          --            --            --             --             --            1,656          1,656
Issuance of common shares for
  stock option plans,
  1,319,884 shares ..........            10         8,028        (5,004)         7,880           --             --           10,914
Stock dividend,
  8,193,742 shares ..........            59       126,798      (189,504)        62,421           --             --             (226)
Dividends paid ($.44 per
  share)(1) .................          --            --         (76,161)          --             --             --          (76,161)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1999 .   $     1,723   $ 1,265,224   $   708,645    $      --      $    (8,912)   $    (3,632)   $ 1,963,048
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

(1)   Restated to reflect the 5% stock dividend issued September 30, 1999.

    See Notes to Consolidated Financial Statements



                                    CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)
                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      1999                 1998
                                                                                  -----------           -----------

                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................................................  $   274,653           $   233,642
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan and lease losses ........................................       21,979                21,323
    Net gains ..................................................................      (12,290)               (7,514)
    Accretion of discounts, amortization of premiums,
     amortization of goodwill and depreciation, net ............................       76,804                23,681
    Origination of real estate loans held for sale .............................   (1,416,649)           (1,456,280)
    Proceeds from sale of loans held for sale ..................................    1,413,019             1,449,207
    Other ......................................................................      (90,231)              (13,950)
                                                                                  -----------           -----------
      Net cash provided by operating activities ................................      267,285               250,109
                                                                                  -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net principal disbursed on loans and leases ..................................   (2,876,207)           (2,617,781)
  Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity ................................      821,950             1,175,713
    Investment securities held to maturity .....................................       21,499                43,919
    Mortgage-backed securities available for sale ..............................      398,034                93,099
    Investment securities available for sale ...................................      111,547               802,146
  Proceeds from sale of:
    Mortgage-backed securities available for sale ..............................      937,063               705,642
    Investment securities available for sale ...................................       67,768                   272
    Federal Home Loan Bank stock ...............................................        1,809                95,942
    Loan servicing assets ......................................................         --                  13,937
  Purchases of:
    Mortgage-backed securities held to maturity ................................         --                    (713)
    Investment securities held to maturity .....................................         (472)              (82,853)
    Investment securities available for sale ...................................      (90,949)             (166,816)
    Loans ......................................................................      (15,041)             (140,616)
    Federal Home Loan Bank stock ...............................................      (62,632)               (4,456)
    Loan servicing assets, including those originated ..........................      (24,193)              (34,725)
    Bank owned life insurance ..................................................     (497,296)                 --
    Other ......................................................................      (39,084)               62,714
                                                                                  -----------           -----------
      Net cash used in investing activities ....................................   (1,246,204)              (54,576)
                                                                                  -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings .............................      862,231            (1,484,473)
  Proceeds from long-term borrowings ...........................................      725,662             2,438,650
  Repayments of long-term borrowings ...........................................     (520,905)           (1,548,074)
  Increase (decrease) in deposits ..............................................     (104,916)              642,362
  Decrease in advance payments by borrowers for taxes and insurance ............       (4,309)             (100,182)
  Payment of dividends on common stock .........................................      (76,387)              (59,254)
  Proceeds from issuance of common stock .......................................       10,914                  --
  Purchase of treasury stock ...................................................      (70,301)              (51,336)
                                                                                  -----------           -----------
    Net cash provided by (used in) financing activities ........................      821,989              (162,307)
                                                                                  -----------           -----------
Net increase (decrease) in cash and cash equivalents ...........................     (156,930)               33,226
Cash and cash equivalents, beginning of the period .............................      399,507               412,105
                                                                                  -----------           -----------
Cash and cash equivalents, end of the period ...................................  $   242,577           $   445,331
                                                                                  ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest on deposits and borrowings ............................  $   708,288           $   885,651
  Cash paid for income taxes ...................................................       23,000                58,967
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfers from loans to real estate owned ....................................        3,639                 9,082
  Loans exchanged for mortgage-backed securities ...............................    2,513,605             1,816,088

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

2. On October 1, 1999, Charter One completed a strategic alliance with St. Paul Bancorp, Inc. ("St. Paul"), which was accounted for as a pooling of interests. Headquartered in Chicago, Illinois, St. Paul was the holding company of St. Paul Federal Bank for Savings, a $6.2 billion savings bank that operates 58 branch offices in the metropolitan Chicago area. The merger was effected through the issuance of .99225 shares of Charter One common stock for each share of St. Paul's common stock, resulting in the issuance of 39,892,023 shares (as adjusted for the 5% stock dividend issued September 30, 1999). The pro forma net income and earnings per share (as adjusted for the 5% stock dividend issued September 30, 1999) are set forth below:

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                      -------------------------   --------------------------
                                                                          1999         1998           1999          1998
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                            Net income................................  $  104,502   $   68,536     $  315,824    $  249,164
                                                                        ==========   ==========     ==========    ==========

                            Basic earnings per share..................  $      .49   $      .32     $     1.48    $     1.16
                                                                        ==========   ==========     ==========    ==========

                            Diluted earnings per share................  $      .48   $      .31     $     1.44    $     1.13
                                                                        ==========   ==========     ==========    ==========



     For the month ended October 31, 1999, the combined operations of Charter One and St. Paul produced interest income of $179.7 million, other income of $25.5 million, and net income of $31.5 million, inclusive of transaction-related charges in the month.

3. On November 5, 1999, the Company completed its previously announced acquisition of 14 Vermont National Bank offices from Chittenden Corporation ("Chittenden"), which was accounted for as a purchase. The acquisition was related to the branch divestiture required by federal regulators relative to Chittenden's pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. Charter One acquired $90.2 million in commercial real estate and business loans and assumed $320.9 million in deposits. Management does not expect fair market values to differ materially from book values. It is anticipated that none of the purchased branches will be closed. The pro forma effect of the Chittenden acquisition is not material.

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

5. On October 16, 1998, Charter One completed its acquisition of CS Financial Corporation ("CS Financial"), a $393.9 million privately-owned thrift holding company headquartered in Cleveland, Ohio. As a result of the merger, which was accounted for as a pooling of interests, Charter One issued an additional 2,131,500 shares of its common stock. The transaction added eight branches to the Ohio network, four of which have been consolidated, resulting in a net increase of four branches.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


HOLDING COMPANY BUSINESS

General

Headquartered in Cleveland, Ohio, Charter One is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. ALBANK Commercial was merged into Charter One Bank, F.S.B. in May 1999 and New ALBANK Commercial was formed. New ALBANK Commercial was subsequently renamed ALBANK Commercial in August 1999. In November 1999, ALBANK Commercial was renamed Charter One Commercial. Charter One Commercial is a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of the company is operating these financial institutions. Their operations are jointly referred to in the following discussion as the bank. The bank's primary business is providing consumer and business banking services to certain major markets in Ohio, Michigan and New York and in some markets of Massachusetts and Vermont. At the end of the third quarter of 1999, the bank and its subsidiaries were doing business through 344 full-service banking branches and 37 loan production offices.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by Charter One with the Securities and Exchange Commission (the "SEC"), in Charter One's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements: (i) changes in economic conditions in our market area; (ii) changes in policies by regulatory agencies; (iii) fluctuations in interest rates; (iv) demand for loans in our market areas; (v) competition; (vi) the possibility that expected cost savings from the acquisition of St. Paul and the Chittenden branch acquisition cannot be fully realized within the expected time frame; (vii) the possibility that costs or difficulties relating to the integration of St. Paul and Chittenden will be greater than expected; (viii) the possibility that revenues following the St. Paul merger and Chittenden branch acquisition will be lower than expected; (ix) the possibility that expected cost savings from the acquisition of ALBANK cannot be fully realized within the expected time frame;
(x) the possibility that costs or difficulties relating to the integration of our business and ALBANK will be greater than expected; (xi) the possibility that revenues following the ALBANK merger will be lower than expected; and (xii) the possibility that year 2000 compliance failures could result in additional expense to Charter One and significant disruption of its business and there can be no assurance that any contingency plans will completely mitigate the effects of any such failure. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We also wish to advise readers that the factors listed above could affect Charter One's financial performance and could cause Charter One's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The list of important factors stated above is not exclusive and may be contained in discussions throughout the document. We do not undertake--and specifically decline any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

Charter One reported net income of $94.0 million, or $0.53 per diluted share, for the three months ended September 30, 1999. This was a $13.8 million, or 17.2%, increase over the results of the third quarter of 1998 when net income was $80.2 million, or $0.45 per diluted share. This increase was primarily attributable to increases in net interest income, retail banking income, Bank Owned Life Insurance ("BOLI") income and income from leasing operations. Our net income for the third quarter of 1999 resulted in a return on average equity of 18.97% and a return on average assets of 1.49%. The comparable returns for the third quarter of 1998 were 16.81% and 1.31%, respectively.

For the nine months ended September 30, 1999, Charter One reported net income of $274.7 million, or $1.54 per diluted share. This was a $41.0 million, or 17.6%, increase over the results for the same period in 1998. This increase, just as in the third quarter results, was primarily attributable to increases in net interest income, retail banking income and income from BOLI. This net income resulted in a return on average equity of 18.59% and a return on average assets of 1.48%. The comparable returns for the nine months ended September 30, 1998 were 16.72% and 1.28%, respectively.


SELECTED OPERATING RATIOS (Figure 1)

                                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------  -----------------------------------
                                                          1999                 1998             1999                1998
                                                     ---------------     -----------------  --------------     ----------------
ANNUALIZED RETURNS
  Return on average assets...........................      1.49%                1.31%          1.48%               1.28%
  Return on average equity...........................     18.97                16.81          18.59               16.72
  Average equity to average assets...................      7.85                 7.82           7.94                7.66

ANNUALIZED OPERATING RATIOS
  Net interest income to administrative expenses.....      1.70x                1.70x          1.73x               1.66x
  Administrative expenses to average assets..........      1.77%                1.74%          1.79%               1.79%
  Efficiency ratio...................................     43.16                45.18          43.40               46.41



NET INTEREST INCOME

Net interest income is the principal source of our earnings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, as well as market interest rate fluctuations and asset quality.

Figure 2 sets forth information concerning our interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest earning assets during the periods indicated (including fees which are considered adjustments to yields). Average balance calculations are based on daily balances.

AVERAGE BALANCES, INTEREST RATES AND YIELDS/COSTS (Figure 2)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------------------------------
                                                1999                                     1998
                                           --------------------------------------   --------------------------------------
                                                                           AVG.                                     AVG.
                                                AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                BALANCE       INTEREST     COST          BALANCE       INTEREST     COST
                                                -------       --------   -------         -------       --------    ------
                                                                        (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1) .....................   $18,187,983     $342,906     7.53%      $16,950,871     $332,171      7.83%
  Mortgage-backed securities:
    Available for sale ....................     3,039,832       51,712     6.80         2,175,992       40,054      7.36
    Held to maturity ......................     1,900,947       32,605     6.86         3,178,051       55,745      7.02
  Investment securities:
    Available for sale ....................       157,075        2,753     7.01           361,537        4,577      5.06
    Held to maturity ......................        21,285          336     6.32            68,345        1,112      6.51
  Other interest-earning
   assets(2) ..............................       393,083        7,085     7.05           568,588        9,996      6.88
                                                 --------       ------                   --------       ------
     Total interest-earning assets ........    23,700,205      437,397     7.37        23,303,384      443,655      7.60
                                                              --------                                --------
  Allowance for loan and lease losses .....      (142,019)                               (141,078)
  Noninterest-earning assets(3) ...........     1,681,669                               1,265,492
                                               ----------                               ---------
       Total assets .......................   $25,239,855                             $24,427,798
                                             ============                             ===========

Interest-bearing liabilities(4):
  Deposits:
    Checking accounts .....................   $ 2,322,737        6,996     1.19       $ 1,974,561        3,730      0.75
    Savings accounts ......................     1,450,593        6,481     1.77         1,881,956       11,158      2.35
    Money market accounts .................     2,980,619       23,863     3.18         2,207,918       18,814      3.38
    Certificates of deposit ...............     8,268,329      107,754     5.17         8,686,739      122,557      5.60
                                               ----------     --------                 ----------     --------
      Total deposits ......................    15,022,278      145,094     3.83        14,751,174      156,259      4.20
                                              -----------     --------                -----------     --------
  FHLB advances ...........................     7,551,072       97,076     5.10         5,282,556       74,774      5.61
  Other borrowings ........................       264,435        5,083     7.63         1,992,472       32,154      6.34
                                                 --------       ------                 ----------      -------
     Total borrowings .....................     7,815,507      102,159     5.18         7,275,028      106,928      5.81
                                               ----------     --------                 ----------     --------
     Total interest-bearing
      liabilities .........................    22,837,785      247,253     4.29        22,026,202      263,187      4.73
                                                              --------                                --------
  Non interest-bearing liabilities ........       419,762                                 464,220
                                                 --------                                 -------
     Total liabilities ....................    23,257,547                              22,490,422
Corporation-obligated mandatorily
    redeemable capital securities of
    subsidiary trust ......................         --                                     27,995
Shareholders' equity ......................     1,982,308                               1,909,381
                                               ----------                               ---------
     Total liabilities and
      shareholders' equity ................   $25,239,855                             $24,427,798
                                             ============                             ===========
Net interest income .......................                   $190,144                                $180,468
                                                             =========                                ========
Interest rate spread ......................                                3.08                                     2.87
Net yield on average interest-
 earning assets(5) ........................                                3.21                                     3.10
Average interest-earning assets
 to average interest-bearing
 liabilities ..............................                              103.78%                                  105.80%


(1) Average balances include nonaccrual loans and interest income includes loan fee amortization.
(2) Includes FHLB stock, federal funds sold, interest-bearing deposits with banks and other.
(3) Includes mark-to-market adjustments on securities available for sale.
(4) The costs of liabilities include the annualized effect of interest rate risk management instruments.
(5) Annualized net interest income divided by the average balance of interest-earning assets.



                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------------
                                                1999                                       1998
                                           ----------------------------------------   --------------------------------------
                                                                             AVG.                                     AVG.
                                                AVERAGE                     YIELD/         AVERAGE                   YIELD/
                                                BALANCE        INTEREST      COST          BALANCE      INTEREST      COST
                                                -------        --------     ------         -------      --------    -------
                                                                        (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans and leases(1) ...................     $18,013,978    $ 1,021,381      7.56%      $16,584,350    $980,122       7.88%
  Mortgage-backed securities:
    Available for sale ..................       2,613,669        131,969      6.73         1,825,757      97,748       7.14
    Held to maturity ....................       2,139,688        110,822      6.91         3,578,879     190,141       7.08
  Investment securities:
    Available for sale ..................         171,304          8,804      6.85           501,447      22,891       6.09
    Held to maturity ....................          29,733          1,412      6.33            67,106       3,347       6.65
  Other interest-earning
   assets(2) ............................         406,923         20,544      6.66           612,583      31,582       6.80
                                              -----------     ----------                 -----------  ----------
     Total interest-earning assets ......      23,375,295      1,294,932      7.39        23,170,122   1,325,831       7.63
                                                              ----------                              ----------
  Allowance for loan and lease losses ...        (142,103)                                  (141,701)
  Noninterest-earning assets(3) .........       1,580,294                                  1,290,654
                                             ------------                                -----------
       Total assets .....................     $24,813,486                                $24,319,075
                                             ============                                ===========

Interest-bearing liabilities(4):
  Deposits:
    Checking accounts ...................     $ 2,244,631         15,969      0.95       $ 1,850,727      11,288       0.82
    Savings accounts ....................       1,620,282         22,867      1.89         1,918,692      34,121       2.38
    Money market accounts ...............       2,773,895         68,541      3.30         2,178,520      54,583       3.35
    Certificates of deposit .............       8,423,707        329,461      5.23         8,581,620     360,912       5.62
                                               ----------       --------                 -----------    --------
      Total deposits ....................      15,062,515        436,838      3.88        14,529,559     460,904       4.24
                                              -----------       --------                 -----------    --------
  FHLB advances .........................       6,890,798        259,329      5.03         5,225,458     220,982       5.65
  Other borrowings ......................         463,685         22,791      6.51         2,122,515     101,273       6.30
                                              -----------        -------                 -----------    --------
     Total borrowings ...................       7,354,483        282,120      5.12         7,347,973     322,255       5.84
                                              -----------       --------                 -----------    --------
     Total interest-bearing
      liabilities .......................      22,416,998        718,958      4.29        21,877,532     783,159       4.78
                                                                --------                                --------
  Non interest-bearing liabilities ......         427,024                                    536,332
                                               ----------                                -----------
     Total liabilities ..................      22,844,022                                 22,413,864
Corporation-obligated mandatorily
    redeemable capital securities of
    subsidiary trust ....................             --                                      42,584
Shareholders' equity ....................       1,969,464                                  1,862,627
                                               ----------                                -----------
     Total liabilities and
      shareholders' equity ..............     $24,813,486                                $24,319,075
                                             ============                                ===========
Net interest income .....................                      $ 575,974                                $542,672
                                                              ==========                                ========
Interest rate spread ....................                                     3.10                                     2.85
Net yield on average interest-
 earning assets(5) ......................                                     3.29                                     3.12
Average interest-earning assets
 to average interest-bearing
 liabilities ............................                                   104.27%                                  105.91%

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

Figure 3 sets forth the changes in our interest income and interest expense resulting from changes in interest rates and the volume of interest-earning assets and interest-bearing liabilities. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

RATE/VOLUME ANALYSIS (Figure 3)

                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------   ----------------------------------------
                                                           1999 v. 1998                             1999 v. 1998
                                              ---------------------------------------   ----------------------------------------
                                              INCREASE (DECREASE) DUE TO                INCREASE (DECREASE) DUE TO
                                              --------------------------                --------------------------
                                                  RATE        VOLUME           TOTAL             RATE        VOLUME         TOTAL
                                                  ----        ------           -----             ----        ------         -----
                                                     (DOLLARS IN THOUSANDS)                    (DOLLARS IN THOUSANDS)

Interest income:
  Loans and leases .......................      $(15,386)      $ 26,121       $ 10,735       $(47,502)      $ 88,761       $ 41,259
  Mortgage-backed securities:
    Available for sale ...................        (3,230)        14,888         11,658         (5,842)        40,063         34,221
    Held to maturity .....................        (1,209)       (21,931)       (23,140)        (4,665)       (74,654)       (79,319)
  Investment securities:
    Available for sale ...................         1,357         (3,181)        (1,824)         2,576        (16,663)       (14,087)
    Held to maturity .....................           (32)          (744)          (776)          (153)        (1,782)        (1,935)
 Other interest-earning assets ...........           246         (3,157)        (2,911)          (642)       (10,396)       (11,038)
                                                --------       --------       --------       --------       --------       --------
      Total ..............................       (18,254)        11,996         (6,258)       (56,228)        25,329        (30,899)
                                                --------       --------       --------       --------       --------       --------
Interest expense:
  Checking accounts ......................         2,518            748          3,266          2,054          2,627          4,681
  Savings accounts .......................        (2,424)        (2,253)        (4,677)        (6,418)        (4,836)       (11,254)
  Money market accounts ..................        (1,196)         6,245          5,049           (763)        14,721         13,958
  Certificates of deposit ................        (9,074)        (5,729)       (14,803)       (24,907)        (6,544)       (31,451)
  FHLB advances ..........................        (7,338)        29,640         22,302        (26,168)        64,515         38,347
  Other borrowings .......................        (1,402)       (25,669)       (27,071)        (7,565)       (70,917)       (78,482)
                                                --------       --------       --------       --------       --------       --------
      Total ..............................       (18,916)         2,982        (15,934)       (63,767)          (434)       (64,201)
                                                --------       --------       --------       --------       --------       --------
Change in net interest income ............      $    662       $  9,014       $  9,676       $  7,539       $ 25,763       $ 33,302
                                                ========       ========       ========       ========       ========       ========



Net interest income for the third quarter of 1999 was $190.1 million, a $9.7 million, or 5.4%, increase as compared to $180.5 million for the third quarter of 1998. The interest rate spread increased by 21 basis points to 3.08% and the net yield on interest-earning assets increased by 11 basis points to 3.21% for the third quarter of 1999. The primary reason for these improvements related to the cost of funds which decreased by 44 basis points to 4.29% for the three months ended September 30, 1999. The lower cost of funds had the effect of reducing interest expense and therefore increasing net interest income by $18.9 million. The lower cost of funds is attributable to lower market interest rates as compared to the same period in 1998. This enabled the bank to reprice deposit liability accounts and matured borrowings at lower interest rates.

The improvement in net interest income resulting from the lower cost of funds was partially offset by lower interest income. Interest income for the third quarter of 1999 was $437.4 million as compared to $443.7 million for the third quarter of 1998. This $6.3 million, or 1.4%, decline was primarily attributable to lower market interest rates. The yield on interest-earning assets declined to 7.37% for the third quarter of 1999 as compared to 7.60% for the same period in 1998. The lower yield had the effect of reducing interest income by $18.3 million. Growth in the average balance of interest-earning assets lessened the effect of the lower yield. The average balance of interest-earning assets increased by $396.8 million which had the effect of increasing interest income by $12.0 million. The increase in the average balance of interest-earning assets was primarily in the loan portfolio as we continued our emphasis on growing the balances of consumer and commercial loans. The average balance of the loan and lease portfolio was $1.2 billion higher during the third quarter of 1999 as compared to the same period in 1998. This growth was partially funded by repayments from the mortgage-backed securities, investments and other interest-earning assets portfolios.

AVERAGE BALANCE PORTFOLIO MIX (Figure 4)

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------
                                                               1999                                  1998
                                                 ---------------------------------     ---------------------------------
                                                   AVERAGE      YIELD/     % OF          AVERAGE       YIELD/    % OF
                                                   BALANCE       COST      TOTAL         BALANCE        COST     TOTAL
                                                 -----------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases............................. $  18,187,983      7.53%     76.7%    $  16,950,871      7.83%     72.7%
  Other interest-earning assets................     5,512,222      6.86      23.3         6,352,513      7.02      27.3
                                                 -------------  --------  --------     -------------   -------  --------
     Total..................................... $  23,700,205      7.37%    100.0%    $  23,303,384      7.60%    100.0%
                                                 =============  ========  ========     =============   =======  ========

Interest-bearing liabilities:
  Deposits..................................... $  15,022,278      3.83%     65.8%    $  14,751,174      4.20%     67.0%
  Borrowings...................................     7,815,507      5.18      34.2         7,275,028      5.81      33.0
                                                 -------------  --------  --------     -------------   -------  --------
     Total..................................... $  22,837,785      4.29%    100.0%    $  22,026,202      4.73%    100.0%
                                                 =============  ========  ========     =============   =======  ========

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------------
                                                               1999                                  1998
                                                 ---------------------------------     ---------------------------------
                                                   AVERAGE      YIELD/     % OF          AVERAGE       YIELD/    % OF
                                                   BALANCE       COST      TOTAL         BALANCE        COST     TOTAL
                                                 -----------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases............................. $  18,013,978      7.56%     77.1%    $  16,584,350      7.88%     71.6%
  Other interest-earning assets................     5,361,317      6.80      22.9         6,585,772      7.00      28.4
                                                 -------------  --------  --------     -------------   -------  --------
     Total..................................... $  23,375,295      7.39%    100.0%    $  23,170,122      7.63%    100.0%
                                                 =============  ========  ========     =============   =======  ========

Interest-bearing liabilities:
  Deposits..................................... $  15,062,515      3.88%     67.2%    $  14,529,559      4.24%     66.4%
  Borrowings...................................     7,354,483      5.12      32.8         7,347,973      5.84      33.9
                                                 -------------  --------  --------     -------------   -------  --------
     Total..................................... $  22,416,998      4.29%    100.0%    $  21,877,532      4.78%    100.0%
                                                 =============  ========  ========     =============   =======  ========

Net interest income for the nine months ended September 30, 1999 was $576.0 million, a $33.3 million, or 6.1%, increase as compared to $542.7 million for the same period in 1998. The interest rate spread increased by 25 basis points to 3.10% for the first nine months of 1999 as compared to 2.85% for the same period in 1998. The net yield on interest-earning assets increased by 17 basis points to 3.29% for the first nine months of 1999 as compared to 3.12% for the same period in 1998. These improvements were primarily attributable to the decrease in the cost of interest-bearing liabilities. The average cost of interest-bearing liabilities was 49 basis points lower for the first nine months of 1999 as compared to the first nine months of 1998. This had the effect of reducing interest expense and therefore increasing net interest income by $63.8 million. The lower cost of funds is attributable to both a shift in the mix of interest-bearing liabilities and lower market interest rates. Relative to borrowed funds, retail deposits generally cost less. As such, shifting balances from borrowings to retail deposits generally lowers the overall cost of funds. As shown in Figure 4, we were able to shift balances from higher cost borrowings to lower cost retail deposits since September 30, 1998. This shift was achieved by growing the retail deposit balances since September 30, 1998 while holding the balance of borrowed funds at $7.35 billion.

The improvement in net interest income resulting from the lower cost of funds was partially offset by lower interest income. Interest income for the first nine months of 1999 was $1.29 billion as compared to $1.33 billion for the same period in 1998. The $30.9 million, or 2.3%, decline was primarily attributable to lower market interest rates. The yield on interest-earning assets declined to 7.39% for the first nine months of 1999 as compared to 7.63% for the same period in 1998. The lower yield had the effect of reducing interest income by $56.2 million. Growth in the average balance of interest-earning assets lessened the effect of the lower yield. The average balance of interest-earning assets increased by $205.2 million which had the effect of increasing interest income by $25.3 million. The increase in the average balance of interest-earning assets was primarily in the loan portfolio as we continued our emphasis on growing the balances of consumer and commercial loans. The average balance of the loan and lease portfolio was $1.4 billion higher for the first nine months of 1999 as compared to the same period in 1998. This growth was partially funded by repayments from the mortgage-backed securities, investments and other interest-earning assets portfolios.

Figure 5 sets forth Charter One's yields and costs at period end for the dates indicated.

Yields and costs at end of period (Figure 5)



                                                                                      SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                                      --------------------   -------------------
YIELDS AND COSTS AT END OF PERIOD
  Weighted average yield:
    Real estate loans.................................................................        7.34%                  7.45%
    Automobile loans..................................................................        8.56                   8.70
    Retail consumer loans.............................................................        7.85                   8.11
    Leases (1)........................................................................        5.80                   6.22
    Corporate banking loans...........................................................        8.42                   8.40
      Total loans and leases..........................................................        7.57                   7.69
    Mortgage-backed securities........................................................        6.81                   6.88
    Investment securities.............................................................        6.82                   6.30
    Other interest-earning assets.....................................................        7.20                   6.38
        Total interest-earning assets.................................................        7.39                   7.48
  Weighted average cost (2):
    Checking..........................................................................        1.31                    .67
    Money market......................................................................        3.32                   3.36
    Savings...........................................................................        1.46                   2.15
    Certificates of deposit...........................................................        5.05                   5.46
      Total deposits..................................................................        3.80                   4.02
    FHLB advances.....................................................................        5.22                   5.01
    Other borrowings..................................................................        7.57                   6.15
         Total interest-bearing liabilities...........................................        4.33                   4.37

  Interest rate spread................................................................        3.06                   3.11

  Net yield on interest-earning assets................................................        3.22                   3.34






(1) Excludes impact of related tax benefit.
(2) The costs of liabilities include the annualized effect of interest rate risk management instruments.

OTHER INCOME

Other income for the three months ended September 30, 1999 was $67.5 million as compared to $52.4 million for the third quarter of 1998. This $15.0 million, or 28.6%, increase was primarily attributable to increased retail banking income, income from the BOLI program and increased income from leasing operations. Retail banking income increased $8.5 million, or 29.7%, primarily due to increases in checking account fee income. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account. The increase in other income was attributable to the BOLI program. In 1999, we increased our BOLI portfolio by $497 million, bringing the total investment in BOLI to $549.5 million as of September 30, 1999. This asset is classified in other assets on the consolidated statement of financial condition and the related income is recorded in other income. The income from the BOLI program is the primary reason for the $6.2 million increase in other income over the comparable period in 1998. Leasing operations contributed $4.1 million of other income in the current quarter which is a $2.6 million increase as compared to the results for the third quarter of 1998. These increases in retail banking, leasing operations and other income were partially offset by a $2.9 million, or 19.9%, decrease in mortgage banking income. There was a gain on sale of servicing in the 1998 period that contributed $2.8 million of mortgage banking income. There was no similar transaction in 1999.

Other income for the nine months ended September 30, 1999 was $185.1 million as compared to $153.3 million for the same period in 1998. This $31.8 million, or 20.8%, increase was primarily attributable to increased retail banking income which increased $27.7 million, or 34.4%, and an increase in other income of $13.6 million. These increases were partially offset by a decrease of $11.9 million, or 25.8%, in mortgage banking income. The reasons for these increases and decreases are substantially the same as for the third quarter results discussed in the above paragraph.

ADMINISTRATIVE EXPENSES

Administrative expenses were $111.7 million for the three months ended September 30, 1999, an increase of $5.8 million, or 5.5%, as compared to the third quarter of 1998. The third quarter of 1999 included $1.9 million of merger-related expenses as we continue the process of combining back-office operations associated with the ALBANK merger that was effective November 30, 1998. This consolidation process was substantially completed by the end of the third quarter of 1999. Our administrative expenses, excluding the merger-related expenses, resulted in a ratio of 1.74% of administrative expenses to average assets for the three months ended September 30, 1999, which was the same ratio for the comparable period in 1998. Our efficiency ratio (excluding the $1.9 million of merger expenses) for the third quarter of 1999 was 42.40%, an improvement when compared to the 45.18% efficiency ratio we experienced in the third quarter of 1998. Although administrative expenses increased, those increases were in line with management's expectations for increased asset growth and revenue generating activities.

Administrative expenses were $333.3 million for the nine months ended September 30, 1999, an increase of $6.8 million, or 2.1%, as compared to the same period in 1998. The 1999 period included $7.6 million of merger related expenses. Our administrative expenses, excluding the merger-related expenses, resulted in a ratio of 1.75% of administrative expenses to average assets for the nine months ended September 30, 1999, as compared to 1.79% for the comparable period in 1998. Our efficiency ratio (excluding the $7.6 million of merger expenses) for the first nine months of 1999 was 42.38%, an improvement when compared to the 46.41% efficiency ratio we experienced in the comparable 1998 period.

FEDERAL INCOME TAXES

Federal income tax expense for the three months ended September 30, 1999 was $44.5 million as compared to $39.2 million for the same period in 1998. The primary reason for this 13.6% increase in the provision for federal income taxes was a 16.0% increase in pre-tax book income. The effective tax rates were 32.1% and 32.8% for the 1999 and 1998 periods, respectively.

Federal income tax expense for the nine months ended September 30, 1999 was $131.2 million as compared to $114.6 million for the same period in 1998. The primary reason for this 14.5% increase in the provision for federal income taxes was a 16.6% increase in pre-tax book income. The effective tax rates were 32.3% and 32.9% for the 1999 and 1998 periods, respectively.

FINANCIAL CONDITION

OVERVIEW

At September 30, 1999, total assets were $25.5 billion, as compared to total assets of $24.5 billion at December 31, 1998. The increase in total assets of $1.0 billion is primarily attributed to an increase in our loan and lease portfolio of $346 million and an increase in our BOLI investment of $497 million. See the above discussion in "Net Interest Income" and "Other Income" regarding the change in our mix of assets.

LOANS AND LEASES

COMPOSITION OF LOANS AND LEASES(Figure 6)



                                                                 SEPTEMBER 30, 1999                         DECEMBER 31, 1998
                                                           ----------------------------            --------------------------------
                                                              AMOUNT           % OF TOTAL             AMOUNT             % OF TOTAL
                                                           -----------        -------------        -----------        -------------
                                                                                    (DOLLARS IN THOUSANDS)
LOAN AND LEASE PORTFOLIO, NET
One-to-four family:
     Permanent:
        Fixed rate .................................       $ 6,037,535                33.50%       $ 6,909,161                39.08%
        Adjustable rate ............................         2,937,647                16.30          3,360,705                19.01
       Construction ................................           270,028                 1.49            294,893                 1.67
                                                           -----------        -------------        -----------        -------------
                                                             9,245,210                51.29         10,564,759                59.76
  Commercial real estate:
    Multifamily ....................................           249,038                 1.38            242,776                 1.38
    Other ..........................................           536,550                 2.98            475,753                 2.69
                                                           -----------        -------------        -----------        -------------
                                                               785,588                 4.36            718,529                 4.07
  Consumer:
    Retail .........................................         4,135,146                22.94          3,129,312                17.70
    Automobile .....................................         2,372,992                13.17          2,020,157                11.43
                                                           -----------        -------------        -----------        -------------
                                                             6,508,138                36.11          5,149,469                29.13
  Business:
    Leasing ........................................           942,563                 5.23            730,415                 4.13
    Corporate banking ..............................           542,564                 3.01            514,664                 2.91
                                                           -----------        -------------        -----------        -------------
                                                             1,485,127                 8.24          1,245,079                 7.04
                                                           -----------        -------------        -----------        -------------
                                                           $18,024,063               100.00%       $17,677,836               100.00%
                                                           ===========        =============        ===========        =============

Portfolio of loans serviced for others .............       $ 9,559,425                             $ 9,308,294
                                                           ===========                             ===========


LOAN AND LEASE ACTIVITY (Figure 7)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    ------------------------------     ----------------------------
                                                                         1999              1998             1999             1998
                                                                         ----              ----             ----             ----
                                                                                         (DOLLARS IN THOUSANDS)
ORIGINATIONS:
  Real estate:
     Permanent:
      One-to-four family .......................................       $1,211,443       $1,411,147       $3,676,397       $4,503,999
      Multifamily ..............................................           15,084            6,656           32,588           23,844
      Commercial ...............................................           31,316           45,763          120,087           88,427
                                                                       ----------       ----------       ----------       ----------
         Total permanent loans .................................        1,257,843        1,463,566        3,829,072        4,616,270
                                                                       ----------       ----------       ----------       ----------
   Construction:
      One-to-four family .......................................          149,410          120,638          412,045          331,054
      Multifamily ..............................................           10,742           11,942           52,692           19,212
      Commercial ...............................................           22,120           17,064           69,185           26,745
                                                                       ----------       ----------       ----------       ----------
         Total construction loans ..............................          182,272          149,644          533,922          377,011
                                                                       ----------       ----------       ----------       ----------
                Total real estate loans originated .............        1,440,115        1,613,210        4,362,994        4,993,281
                                                                       ----------       ----------       ----------       ----------
Retail consumer ................................................          576,717          445,711        1,812,602        1,515,835
Automobile .....................................................          342,327          302,568        1,079,032          918,543
Leases .........................................................          190,814           62,539          323,334          279,987
Corporate banking ..............................................          165,666           63,743          449,714          156,620
                                                                       ----------       ----------       ----------       ----------
         Total loans and leases originated .....................        2,715,639        2,487,771        8,027,676        7,864,266
                                                                       ----------       ----------       ----------       ----------
Loans purchased ................................................            3,528            2,708           15,041           19,605
Sales and principal reductions:
  Loans sold ...................................................          445,589          565,860        1,416,649        1,456,134
  Loans exchanged for MBS ......................................          647,560          468,666        2,513,605        1,816,088
  Principal reductions .........................................        1,239,506        1,209,717        3,685,463        3,783,749
                                                                       ----------       ----------       ----------       ----------
         Total sales and principal reductions ..................        2,332,655        2,244,243        7,615,717        7,055,971
                                                                       ----------       ----------       ----------       ----------
             Increase before net items .........................       $  386,512       $  246,236       $  427,000       $  827,900
                                                                       ==========       ==========       ==========       ==========



INVESTMENT SECURITIES

Figure 8 summarizes our investment portfolio at September 30, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

INVESTMENT SECURITIES PORTFOLIO (Figure 8)


                                                                               SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                               ------------------       ----------------
                                                                                            (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  U.S. Treasury and agency securities .....................................          $ 46,350                $ 48,999
  Corporate notes and commercial paper ....................................            65,638                 135,520
  Other ...................................................................            49,918                  68,798
                                                                                     --------                --------
      Total investment securities available for sale ......................           161,906                 253,317
                                                                                     --------                --------

HELD TO MATURITY
  U.S. Treasury and agency securities .....................................            15,687                  35,932
  Other ...................................................................             5,708                   6,324
                                                                                     --------                --------
      Total investment securities held to maturity ........................            21,395                  42,256
                                                                                     --------                --------
           Total ..........................................................          $183,301                $295,573
                                                                                     ========                ========
  Weighted average rate ...................................................              6.82%                   6.30%
                                                                                     ========                ========

MORTGAGE-BACKED SECURITIES


Figure 9 summarizes our mortgage-backed securities portfolios at September 30, 1999 and December 31, 1998. The amounts reflected represent the fair values of securities available for sale and the amortized cost of securities held to maturity.

MORTGAGE-BACKED SECURITIES (Figure 9)
                                                                           SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                                         ---------------------     -----------------
                                                                                    (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE
  Participation certificates:
    Government agency issues:
      FNMA ........................................................             $2,313,516             $1,053,324
      FHLMC .......................................................                 72,222                140,273
      GNMA ........................................................                  2,720                  3,327
  Collateralized mortgage obligations:
    Government agency issues:
      FHLMC .......................................................                293,925                337,658
      FNMA ........................................................                232,310                255,238
      GNMA ........................................................                  7,778                  9,374
    Private issues ................................................                470,058                500,010
                                                                                ----------             ----------
      Total mortgage-backed securities available for sale .........              3,392,529              2,299,204
                                                                                ----------             ----------
HELD TO MATURITY
  Participation certificates:
    Government agency issues:
      FNMA ........................................................                572,021                741,828
      FHLMC .......................................................                210,415                285,131
      GNMA ........................................................                106,748                132,066
    Private issues ................................................                155,862                219,256
  Collateralized mortgage obligations:
    Government agency issues:
      FNMA ........................................................                222,481                261,528
      FHLMC .......................................................                 86,244                126,279
    Private issues ................................................                493,820                902,892
                                                                                ----------             ----------
        Total mortgage-backed securities held to maturity .........              1,847,591              2,668,980
                                                                                ----------             ----------
           Total ..................................................             $5,240,120             $4,968,184
                                                                                ==========             ==========


MORTGAGE-BACKED SECURITIES BY PAYMENT TYPE (Figure 10)

                                                                 SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                                           -----------------------------     ---------------------------
                                                               BOOK            AVERAGE             BOOK         AVERAGE
                                                              VALUE              RATE             VALUE           RATE
                                                           -----------------------------     -------------   -----------
                                                                                (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE
  Adjustable rate:
    Participation certificates ..........................   $   72,713             6.71%       $  104,582         6.77%
    Collateralized mortgage obligations .................      945,406             6.71         1,005,868         6.69
                                                            ----------                         ----------
      Total adjustable rate .............................    1,018,119             6.71         1,110,450         6.70
                                                            ----------                         ----------
  Fixed rate:
    Participation certificates ..........................    2,315,745             6.78         1,092,342         6.87
    Collateralized mortgage obligations .................       58,665             6.37            96,412         6.36
                                                            ----------                         ----------
      Total fixed rate ..................................    2,374,410             6.77         1,188,754         6.83
                                                            ----------                         ----------
        Total available for sale ........................    3,392,529             6.75         2,299,204         6.76
                                                            ----------                         ----------
HELD TO MATURITY
  Adjustable rate:
    Participation certificates ..........................      408,615             6.56           547,989         6.92
    Collateralized mortgage obligations .................      234,241             7.14           278,841         7.30
                                                            ----------                         ----------
      Total adjustable rate .............................      642,856             6.79           826,830         7.05
                                                            ----------                         ----------
  Fixed rate:
    Participation certificates ..........................      636,431             7.28           830,292         7.30
    Collateralized mortgage obligations .................      568,304             6.63         1,011,858         6.65
                                                            ----------                         ----------
      Total fixed rate ..................................    1,204,735             6.98         1,842,150         6.94
                                                            ----------                         ----------
        Total held to maturity ..........................    1,847,591             6.91         2,668,980         6.98
                                                            ----------                         ----------
          Total mortgage-backed securities ..............   $5,240,120             6.81%       $4,968,184         6.88%
                                                            ==========                         ==========


ASSET QUALITY

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (Figure 11)

                                                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------    ----------------------------------
                                                        1999                1998               1999                1998
                                                   ----------------    ----------------   ----------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN AND LEASE LOSSES
 Balance, beginning of period .......................   $ 142,653         $ 141,858         $ 144,566         $ 142,985
 Provision for loan and lease losses ................       7,365             7,555            21,979            21,323
 Loans and leases charged off:
   Mortgage .........................................      (1,494)           (1,892)           (4,724)           (4,701)
   Automobile .......................................      (6,394)           (5,957)          (20,645)          (18,877)
   Retail consumer ..................................        (428)             (798)           (2,333)           (2,801)
   Leases ...........................................        --                --                (900)             --
   Corporate banking ................................      (1,472)             (211)           (1,736)             (481)
                                                        ---------         ---------         ---------         ---------
      Total charge-offs .............................      (9,788)           (8,858)          (30,338)          (26,860)
                                                        ---------         ---------         ---------         ---------
 Recoveries:
   Mortgage .........................................          32               448               659               768
   Automobile .......................................       1,668             1,440             4,708             3,652
   Retail consumer ..................................         238               256               481               717
   Leases ...........................................        --                --                --                --
   Corporate banking ................................          79               192               192               306
                                                        ---------         ---------         ---------         ---------
      Total recoveries ..............................       2,017             2,336             6,040             5,443
                                                        ---------         ---------         ---------         ---------
           Net loan and lease charge-offs ...........      (7,771)           (6,522)          (24,298)          (21,417)
                                                        ---------         ---------         ---------         ---------
 Balance, end of period .............................   $ 142,247         $ 142,891         $ 142,247         $ 142,891
                                                        =========         =========         =========         =========
 Net charge-offs to average loans and leases
  (annualized) ......................................         .17%              .15%              .18%              .17%


Figure 12 sets forth information concerning nonperforming assets and the allowance for loan and lease losses. At September 30, 1999, we had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

NONPERFORMING ASSETS (Figure 12)

                                                                                  SEPTEMBER 30, 1999     DECEMBER 31, 1998
                                                                                  ------------------     -----------------
                                                                                             (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS AND LEASES:
  Nonaccrual loans and leases:
    Real estate mortgage loans:
    One-to-four family(1) ......................................................        $ 63,918              $ 73,175
    Multifamily and commercial .................................................           1,493                 3,958
    Construction and land ......................................................           1,842                 1,178
                                                                                        --------              --------
      Total real estate mortgage loans .........................................          67,253                78,311
  Retail consumer ..............................................................          39,233                21,032
  Automobile ...................................................................             504                   327
  Leases .......................................................................            --                    --
  Corporate banking ............................................................           4,775                 8,810
                                                                                        --------              --------
      Total nonaccrual loans and leases ........................................         111,765               108,480
                                                                                        --------              --------
Accruing loans and leases delinquent more than 90 days:
  Real estate mortgage loans ...................................................            --                    --
  Retail consumer ..............................................................           1,448                 3,878
  Automobile ...................................................................           4,763                 5,873
  Leases .......................................................................             162                  --
  Corporate banking ............................................................           1,711                   904
                                                                                        --------              --------
      Total accruing loans and leases more than 90 days ........................           8,084                10,655
                                                                                        --------              --------
Restructured real estate mortgage loans ........................................             690                 3,936
                                                                                        --------              --------
      Total nonperforming loans and leases .....................................         120,539               123,071
Real estate acquired through foreclosure and other .............................          18,990                17,803
                                                                                        --------              --------
      Total nonperforming assets ...............................................         139,529               140,874
      Less government guaranteed loans .........................................          18,041                22,429
                                                                                        --------              --------
      Nonperforming assets net of guaranteed loans .............................        $121,488              $118,445
                                                                                        ========              ========
Ratio of:
  Nonperforming loans and leases to total loans and leases .....................             .67%                  .70%
  Nonperforming assets to total assets .........................................             .55                   .58
  Allowance for loan and lease losses to:
    Nonperforming loans and leases .............................................          118.01                117.47
    Total loans and leases before allowance ....................................             .78                   .81
Ratio of (excluding guaranteed nonperforming loans):
  Nonperforming loans and leases to total loans and leases .....................             .57%                  .57%
  Nonperforming assets to total assets .........................................             .48                   .48
  Allowance for loan and lease losses to:
    Nonperforming loans and leases .............................................          138.78                143.64
    Total loans and leases before allowance ....................................             .78                   .81


(1) Includes $18.0 million and $22.4 million of government guaranteed loans at September 30, 1999 and December 31, 1998, respectively.

At September 30, 1999, there were $41.7 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. The largest of these potential loans is a $5.3 million loan to a trucking and warehousing company where the borrower is experiencing operating losses but the loan is current.

SOURCES OF FUNDS

GENERAL

Deposits have historically been the most important source of our funds for use in lending and for general business purposes. We also derive funds from Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At September 30, 1999 and December 31, 1998, 65% and 68% of interest-bearing liabilities were in the form of deposits and 35% and 32% were in the form of borrowings, respectively.

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

COMPOSITION OF DEPOSITS (Figure 13)


                                                   SEPTEMBER 30, 1999                        DECEMBER 31, 1998
                                     -------------------------------------------    -------------------------------------------
                                                          WEIGHTED       PERCENT                       WEIGHTED       PERCENT
                                                          AVERAGE          OF                          AVERAGE          OF
                                          AMOUNT           RATE           TOTAL        AMOUNT           RATE          TOTAL
                                          ------           ----           -----        ------           ----          -----
                                                                       (DOLLARS IN THOUSANDS)
CHECKING ACCOUNTS:
  Interest-bearing ...............   $ 1,540,728            1.96%          10.23%   $ 1,204,221         1.22%          7.94%
  Noninterest-bearing ............       758,579             --             5.04      1,015,650          --            6.70
Money market accounts ............     2,925,139            3.32           19.42      2,505,846         3.37          16.52
Savings accounts .................     1,417,868            1.46            9.42      1,828,087         2.15          12.06
Certificates of deposit ..........     8,316,753            5.27           55.23      8,610,177         5.62          56.78
Brokered certificates of deposit .       100,000            7.14             .66          --             --            --
                                     -----------                         -------    -----------                     -------
     Total deposits ..............    15,059,067            3.93          100.00%    15,163,981         4.10         100.00%
                                                                         =======                                    =======
Plus unamortized premium
 on deposits purchased ...........           769                                          1,083
                                     -----------                                    -----------
     Total deposits, net .........   $15,059,836                                    $15,165,064
                                     ===========                                    ===========
Including the annualized effect of
 applicable interest rate risk
 management instruments ..........                          3.80%                                       4.02%
                                                          ======                                       =====


BORROWINGS

At September 30, 1999, borrowings primarily consisted of FHLB advances and reverse repurchase agreements. These positions were secured by our investment in the stock of the FHLB, as well as $10.2 billion in real estate loans and $3.2 billion in mortgage-backed securities.


FEDERAL HOME LOAN BANK ADVANCES (Figure 14)

                                                                SEPTEMBER 30, 1999           DECEMBER 31, 1998
                                                         -----------------------------  ----------------------------
                                                                         WEIGHTED                        WEIGHTED
                                                                          AVERAGE                        AVERAGE
                                                            AMOUNT         RATE             AMOUNT         RATE
                                                         -----------    ----------      -------------   ----------
                                                                         (DOLLARS IN THOUSANDS)

Short-term ...........................................   $2,115,000       5.66%           $  803,000         5.10%
Long-term:
  Fixed-rate advances ................................    5,107,498       5.04             5,109,388         4.99
  Variable-rate advances .............................      580,886       5.30               273,730         5.35
                                                         ----------                       ----------
    Total advances, net ..............................   $7,803,384       5.22            $6,186,118         5.02
                                                         ==========                       ==========

Including the annualized effect of applicable interest
  rate risk management instruments ...................                    5.22%                              5.01%


Figure 15 presents a summary of outstanding reverse repurchase agreements. We enter into short-term reverse repurchase agreements for terms up to one year, as well as longer term fixed- and variable-rate agreements.

REVERSE REPURCHASE AGREEMENTS (Figure 15)

                                                                     SEPTEMBER 30, 1999             DECEMBER 31, 1998
                                                                -----------------------------  ----------------------------
                                                                                   WEIGHTED                      WEIGHTED
                                                                                   AVERAGE                        AVERAGE
                                                                   AMOUNT            RATE         AMOUNT           RATE
                                                                -------------     ---------    -----------     ------------
                                                                                  (DOLLARS IN THOUSANDS)

Short-term, fixed-rate ........................................   $127,435            5.63%     $ 39,962           4.57%
Long-term:
  Fixed-rate ..................................................       --                --       275,062           5.99
  Variable-rate ...............................................       --                --       370,000           5.30
                                                                  --------                      --------
Weighted average cost including amortization
   of fees ....................................................   $127,435            5.63      $685,024           5.53
                                                                  ========                      ========

Including the annualized effect of applicable interest
  rate risk management instruments ............................                       5.63%                        5.50%


INTEREST RATE RISK MANAGEMENT

We utilize various types of interest rate contracts in managing our interest rate risk on certain of our deposits. We utilize fixed receipt swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. We have utilized fixed payment swaps to convert certain of our floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts.

INTEREST RATE SWAPS (Figure 16)


                                               SEPTEMBER 30, 1999                                 DECEMBER 31, 1998
                                  -------------------------------------------        ----------------------------------------
                                   NOTIONAL           RECEIVING       PAYING          NOTIONAL        RECEIVING        PAYING
                                  PRINCIPAL           INTEREST       INTEREST         PRINCIPAL        INTEREST        INTEREST
                                    AMOUNT              RATE          RATE            AMOUNT           RATE            RATE
                                   --------             ----           ----          ---------          ----           ----
                                                                       (DOLLARS IN THOUSANDS)

Variable payment and fixed receipt:
    Maturing in:
         2000 .................     $ 40,000             5.55%          5.46%          $120,000          5.80%          5.31%
         2001 .................      270,000             6.14           5.41               --             --             --
         2003 .................      120,000             6.14           5.44            230,000          6.32           5.30
         2004 .................      380,000             6.68           5.38               --             --             --
         2005 .................       15,000             7.00           5.53               --             --             --
         2009 .................       65,000             7.32           5.31               --             --             --
                                    --------             ----           ----          ---------          ----           ----
            Total .............     $890,000             6.44%          5.40%(1)       $350,000          6.14%          5.30%(1)
                                    ========             ====           ====          =========          ====           ====

(1) Rates are based upon LIBOR.

Interest rate risk management instruments reduced interest expense as follows:

BENEFIT OF INTEREST RATE RISK MANAGEMENT (Figure 17)


                                                     THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------      --------------------------------
                                                       1999               1998               1999                1998
                                                       ----               ----               ----                ----
                                                                             (DOLLARS IN THOUSANDS)

Interest income:
Deposits ...........................................  $2,534             $1,462             $6,842             $5,814
FHLB advances ......................................    --                   71                 63                213
Reverse repurchase agreements ......................    --                  110                236                219
                                                      ------             ------             ------             ------
  Total ............................................  $2,534             $1,643             $7,141             $6,246
                                                      ======             ======             ======             ======

LIQUIDITY

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flow and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability and may supplement deposits with longer term and/or less expensive alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers our interest-sensitivity profile when deciding on alternative sources of funds. At September 30, 1999, our one-year gap was a negative 10.89% of total assets. It is anticipated that this level will be reduced as a result of the St. Paul and Chittenden transactions together with various future asset/liability management activities.

We are required by regulation to maintain specific minimum levels of liquid investments at the bank level. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the bank's average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Our average regulatory liquidity ratio for the third quarter of 1999 was 9.45%.

Management anticipates that we will have sufficient funds available to meet current and future loan commitments. At September 30, 1999, we had outstanding commitments to originate loans and leases of $967.3 million, unfunded lines of consumer credit totaling $1.9 billion (a significant portion of which normally remains undrawn) and unfunded lines of commercial (business loans) credit totaling $186.7 million. Outstanding letters of credit totaled $50.0 million as of September 30, 1999. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $6.9 billion. Management believes that a significant portion of the amounts maturing will remain with us because they are retail deposits. At September 30, 1999, we had $2.1 billion of advances from the FHLB system and $127.4 million in reverse repurchase agreements which mature in one year. Management intends to replace the majority of these borrowings when they mature with new borrowings and believes it has significant additional borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings.

CAPITAL AND DIVIDENDS

Following its November 1998 acquisition of ALBANK, Charter One became a bank holding company, converting from a unitary savings and loan holding company. As a bank holding company, Charter One is now subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, and the regulations of the Federal Reserve Board, including various capital requirements. ALBANK Commercial (renamed Charter One Commercial in November 1999) and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

Each regulator of Charter One requires an institution to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of an institution's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The actual regulatory capital ratios calculated for Charter One, ALBANK Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:


REGULATORY CAPITAL (Figure 18)
                                                                     AS OF SEPTEMBER 30, 1999
                                                   -----------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                           FOR CAPITAL             CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                   ----------------     -----------------       -----------------
                                                   AMOUNT     RATIO       AMOUNT     RATIO        AMOUNT     RATIO
                                                   ------     -----       ------     -----        ------     -----
                                                                           (DOLLARS IN THOUSANDS)

CHARTER ONE:
  Total capital to risk-weighted assets....    $  1,968,964   11.02%   $1,429,728   *8.00%    $1,787,159  *10.00%
  Tier 1 capital to risk-weighted assets...       1,820,598   10.19       714,864   *4.00      1,072,296   *6.00
  Tier 1 capital to average assets.........       1,820,598    7.26     1,002,426   *4.00      1,253,033   *5.00

ALBANK COMMERCIAL(1):
  Total capital to risk-weighted assets....          40,820   42.24         7,730   *8.00          9,663  *10.00
  Tier 1 capital to risk-weighted assets...          40,820   42.24         3,865   *4.00          5,798   *6.00
  Tier 1 capital to average assets.........          40,820   18.68         8,739   *4.00         10,923   *5.00


CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets....       1,831,181   10.40     1,408,716   *8.00      1,760,894  *10.00
  Tier 1 capital to risk-weighted assets...       1,503,930    8.54        N/A       N/A       1,056,537   *6.00
  Core capital to adjusted tangible assets.       1,514,465    5.95     1,017,633   *4.00      1,272,041   *5.00
  Tangible capital to tangible assets......       1,514,465    5.95       381,612   *1.50        N/A        N/A

*Greater Than or equal to
                                                                     AS OF DECEMBER 31, 1998
                                                 -------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                           FOR CAPITAL             CORRECTIVE
                                                        ACTUAL          ADEQUACY PURPOSES       ACTION PROVISIONS
                                                   ----------------     -----------------       -----------------
                                                   AMOUNT     RATIO       AMOUNT     RATIO        AMOUNT     RATIO
                                                   ------     -----       ------     -----        ------     -----
                                                                           (DOLLARS IN THOUSANDS)
CHARTER ONE:
  Total capital to risk-weighted assets....    $  1,812,053   10.86%   $1,335,073   *8.00%   $1,668,841  *10.00%
  Tier 1 capital to risk-weighted assets...       1,659,578    9.94       667,537   *4.00     1,001,305   *6.00
  Tier 1 capital to average assets.........       1,659,578    6.86       967,071   *4.00     1,208,838   *5.00

ALBANK COMMERCIAL(1) :
  Total capital to risk-weighted assets....          40,720   14.55        22,392   *8.00        27,990  *10.00
  Tier 1 capital to risk-weighted assets...          39,037   13.95        11,196   *4.00        16,794   *6.00
  Tier 1 capital to average assets.........          39,037    5.92        26,375   *4.00        32,969   *5.00

CHARTER ONE BANK, F.S.B.:
  Total capital to risk-weighted assets....       1,575,652   10.00     1,259,984   *8.00     1,574,980  *10.00
  Tier 1 capital to risk-weighted assets...       1,246,542    7.91          N/A     N/A        944,988   *6.00
  Core capital to adjusted tangible assets.       1,246,542    5.19       720,077   *3.00     1,200,128   *5.00
  Tangible capital to tangible assets......       1,246,542    5.19       360,038   *1.50        N/A       N/A


*Greater than or equal to


(1) In May 1999, ALBANK Commercial was merged into Charter One Bank, F.S.B. and New ALBANK Commercial was formed. New ALBANK Commercial was subsequently renamed ALBANK Commercial in August 1999. In November 1999, ALBANK Commercial was renamed Charter One Commercial.

As of June 8, 1998, the most recent notification from the Office of Thrift Supervision categorized Charter One Bank, F.S.B. as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed Charter One Bank, F.S.B.'s category. Charter One's and ALBANK Commercial's capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One and ALBANK Commercial would not be considered well capitalized; however, as of September 30, 1999, Charter One and ALBANK Commercial had not received a classification from their respective regulators. Management believes that, as of September 30, 1999, Charter One, ALBANK Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution's loans and securities are concentrated could adversely affect future earnings and, consequently, the institution's ability to meet its future capital requirements.


QUARTERLY STOCK PRICES AND DIVIDENDS (Figure 19)


                                         3RD QTR 1999     2ND QTR 1999     1ST QTR 1999     4TH QTR 1998      3RD QTR 1998
                                         --------------   --------------   --------------   --------------    -------------
MARKET PRICE OF COMMON STOCK (1):

High.................................           $26.91           $30.60           $30.53           $29.10           $32.54
Low..................................            21.08            25.18            23.99            16.79            20.81
Close................................            23.13            26.49            27.49            26.43            23.70
Dividends declared and paid..........              .16              .15              .13              .13              .13

(1)       Restated to reflect the 5% stock dividend issued September 30, 1999.

YEAR 2000

STATE OF Y2K READINESS

Preparing for the Year 2000 ("Y2K") is the result of the century date change issue by computer systems and related technology which are designed to recognize only the last two digits of a year and may recognize the date change from 12/31/99 to 01/01/00 as January 1, 1900 rather then January 1, 2000. We have substantially completed the implementation of our Y2K plan, which has included the remediation, testing and, if required, the implementation of upgrades or replacements of those systems and equipment which may be impacted by the century date change. Also included in this process are post-implementation tasks such as planning for the physical date change and continued monitoring of vendor and borrower relationships.

We have identified the following components of our Y2K project:


      AWARENESS PHASE: Activities to identify the scope of our Y2K project have been completed.


      INVENTORY PHASE: Computer and related technology were inventoried and the analysis of potential areas of Y2K risk have been identified.


      ASSESSMENT PHASE: The Y2K compliance status of computer systems and related technology has been completed. Also, the analysis of risks to major customers, vendors, suppliers of information and electronic data exchange partners has been completed, although we continue to monitor this information.


      CONVERSION PHASE: The methodology for the conversion of non-Y2K mission critical compliant systems and equipment has been completed.


      IMPLEMENTATION PHASE: Mission critical systems and related technology have been upgraded or replaced and fully tested to ensure their Y2K compliance. All changes have been implemented to a production environment.


      POST IMPLEMENTATION: Follow-up and the monitoring of problem resolution of Y2K solutions will be performed throughout 1999. This phase also includes the creation, testing and continual monitoring of our Y2K business resumption plan as well as plans for verifying systems over the date change weekend.


As of June 30, 1999, we had successfully completed our Y2K remediation, testing and implementation for mission critical systems. We have also completed testing and implementation of our significant applications although there is no regulatory requirement to do so.


In addition to evaluating the impact of mission critical systems and technology upon Charter One, we have also performed an assessment of the impact posed by major customers, vendors, suppliers of information and electronic data exchange partners. As these assessments resulted in the identification of specific Y2K exposures, specific action plans, to either eliminate or reduce these risks to an acceptable level, were developed. At this time there appears to be no critical Y2K risk associated with these groups, however, we will continue to monitor these groups.


As of September 30, 1999, 99.5% of all personal computer systems requiring replacement or upgrade have been fixed or replaced. For the remaining 0.5%, we have purchased and have in stock the required upgrades. As new acquisitions occur, equipment will be evaluated and upgraded or replaced as needed.

Efforts have also been completed to insure that non-information technology systems are also Y2K compliant. All ATM hardware and software has been certified as Y2K compliant as of March 31, 1999. In addition, an extensive review of branch offices and other company facilities has been completed. As of March 31, 1999, all three major telephone switches had been successfully Y2K tested by us. Security monitoring systems have been certified as Y2K compliant and contingency plans have been developed should they fail. All mission critical equipment (other than PC systems) has been replaced. For equipment that could not be tested by us as Y2K compliant, contingency plans were developed and validated.


COSTS TO ADDRESS Y2K ISSUES


Our estimate of the out-of-pocket Y2K initiative has been and remains approximately $4 million. This includes replacement or upgrade of PC hardware, software and the use of consultants. The cost of internal resources for the Y2K initiative has not been estimated. Other Y2K related costs are being accounted for as operating expenditures as they represent an improvement in our operations. Management believes that there will not be any additional expenses which will have a material impact on the operations, cash flow, or financial condition of future periods.


RISKS OF Y2K ISSUES


Corporate wide efforts have been taken to identify and assess the risk and adequacy of systems and equipment for Y2K readiness. We have implemented a policy that all new systems or changes, which could be affected by the year 2000 date change, to existing systems will be Y2K certified and tested prior to implementation thus eliminating the risks these changes could create. We have also implemented a freeze date of November 15, 1999, where no additional changes will be implemented to any computer programs unless approved by Executive Management.


The Y2K risk of major customers and their impact on Charter One was determined to be immaterial, as we have a widely diversified portfolio of major customers. To avoid future impact, credit approval procedures for large lending relationships have been implemented which take into account the Y2K risks prior to the loan being approved. Also, large depositor balances are reviewed and monitored on a regular basis. In November 1999, the retail branch staff will begin formal monitoring of large cash withdrawal requests.


The risks presented by vendors and suppliers of information have been assessed and, where applicable, corrective action taken. These actions ranged from replacement to reducing risk to an acceptable level.


Testing with electronic data exchange partners, identified as being critical to continued operations, has been completed. We have successfully participated with the Mortgage Bankers Association (MBA) and Alltel as a part of a nationwide test for several software applications used for mortgage origination and servicing, as well as interfacing to third party investors such as Fannie Mae and Ginnie Mae. We have also participated in certification testing with our payroll provider, ADP.


We have identified those business functions critical to the corporation as well as their minimum requirements for continuing to do business. For each function, a business resumption plan has been created by the Y2K project team members and reviewed by our Internal Audit Department. Testing of these plans was completed by September 30, 1999. No significant issues have been identified from these tests. A quarterly review of all business functions is completed by management to ensure that the core functions identified remain accurate and up to date.


As a result of the above, it is management's belief that any of the most reasonably likely worst case Y2K scenarios would not have a material effect on our financial condition and results of operations. We recognize that if certain government regulated third party providers experience significant Y2K failures, the result could create a disruption to our business operations. We have received written assurances from these providers that they will be Y2K compliant and have tested many of the electronic interfaces with them; therefore, it is our opinion these types of disruptions are unlikely to occur.


CONTINGENCY PLAN


In the event the onset of Y2K causes business operations or customer service to not properly function or prevents them from completely functioning, we are prepared to implement contingency plans which are continually being refined by various corporate departments of Charter One. These contingency plans provide departments with the ability to implement either alternative computer systems and equipment or manual procedures or outsourcing activities to provide alternative means for servicing customers and/or processing data.

We have also addressed and will continue to monitor global facilities issues such as electrical and heating needs through systematic reviews of all locations. Where warranted, we have developed contracts with alternate source vendors.


We have also developed a formal liquidity contingency plan which has been approved by senior management. Cash monitoring will begin in the fourth quarter of 1999.


To ensure Y2K preparedness of branches and corporate departments, training was completed for branch staff in August 1999 to inform them of Y2K issues and fourth quarter and rollover procedures. In November, our employees will undergo additional training on security, cash monitoring, and alternative methods of servicing customers. A review of specific rollover procedures will also be completed for those designated employees in November 1999.


We have also developed plans for the physical date rollover that will allow all issues to be identified quickly and communicated to both regional and corporate command centers. From these sites, resources will be dispatched to resolve issues on a priority basis and issue resolutions will be tracked.


CUSTOMER AND EMPLOYEE AWARENESS


Our ongoing "Y2K Ready" campaign included a questions and answer brochure, "Y2K Ready" buttons and stickers, a Y2K answerline (a toll free number which allows customers to call in and listen to pre-recorded, regularly updated information regarding various Y2K topics) and website information (available through charterone.com as well as albank.com, charteronemortgage.com and ffom.com). An employee newsletter was also distributed which informed all of our employees about the Y2K issues and our progress thus far. Another newsletter is expected to go out in November 1999.


Our Marketing Department, in cooperation with our Retail Banking Department, also launched a "Y2K Ready" certificate of deposit product with a preferred rate in order to entice customers into asking about the Year 2000 and our Y2K project progress.


Branch and customer contact staff were given samples of all the paper materials, and review meetings were held with their managers to answer any questions and reinforce the information provided to customers. In these meetings the branch and customer contact staff were instructed how to handle customer inquiries and where to direct customers for further information. Verification of the effectiveness of this training occurred through mystery shops of various locations. The results were reviewed by senior retail management and additional training will be scheduled in those areas where reinforcement is required.


Logs of customer questions are being maintained by our call center and main reception areas so that customer material content may be updated to include answers to their most recent frequently asked questions. Additionally, our Regional Managers have been trained as Y2K public speakers and are participating at community group meetings.


ST. PAUL BANCORP, INC.


As a result of our merger with St. Paul, we performed a review of St. Paul's year 2000 project plan and documentation. Because of this Y2K due diligence, St. Paul was required to perform additional integrated tests of their mission critical mainframe systems. These additional tests were completed prior to June 30, 1999 and the results were reviewed by our Y2K project team. All documentation reviewed to date has been deemed adequate.


St. Paul's business resumption plans for core business functions had been developed. We reviewed these plans in September 1999. No significant issues were found, however those issues identified were documented to management and are being tracked for resolution by the Y2K project team. The Y2K team is working with St. Paul's staff on developing their event horizon plans and validation procedures and expect to have this completed by November 15, 1999.


Training and customer awareness plans for St. Paul have been modeled after our plans since June 1999.

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

                           PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 1999, Charter One held a Special Meeting of Shareholders to consider and vote upon a proposal to issue shares of Charter One common stock in connection with the merger of St. Paul into Charter Michigan Bancorp, Inc., pursuant to the Agreement and Plan of Merger, dated as of May 17, 1999, by and between Charter One, Charter Michigan Bancorp, Inc., and St. Paul. The results of the shareholder voting are set forth below:

               FOR             AGAINST          ABSTAIN        BROKER NON-VOTES
               ---             -------          -------        ----------------
           132,377,553        1,080,696         373,688               0

ITEM 5.      OTHER INFORMATION

DIVIDEND

On October 20, 1999, Charter One declared a regular quarterly cash dividend of 16 cents per common share. The dividend is payable November 22, 1999 to shareholders of record as of November 8, 1999.

Quarterly information for the periods from October 1, 1998 through September 30, 1999, as restated for the pooling of interests with St. Paul, is being provided on a supplemental basis. See Note 2 to the Consolidated Financial Statements for the combined operations of Charter One and St. Paul for the month ended October 31, 1999.



                                    CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                            RESTATED FOR POOLING OF INTERESTS WITH ST. PAUL BANCORP, INC.
                                                     (unaudited)
                                                                                       THREE MONTHS ENDED
                                                          ----------------------------------------------------------------
                                                              9/30/99           6/30/99         3/31/99        12/31/98
                                                           -------------    -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Loans and leases ........................................$     420,295          415,076         421,789         412,114
  Mortgage-backed securities:
    Available for sale ....................................       58,909           52,667          40,326          45,923
    Held to maturity ......................................       35,629           39,758          46,072          53,448
  Investment securities:
    Trading ...............................................          147               58
    Available for sale ....................................       14,177            6,001           6,923           8,658
    Held to maturity ......................................          510              560             812             919
  Other interest-earning assets ...........................        9,171            8,706           9,471          11,052
                                                           -------------    -------------   -------------   -------------
        Total interest income .............................      538,838          522,826         525,393         532,114
                                                           -------------    -------------   -------------   -------------
INTEREST EXPENSE:
  Deposits ................................................      178,278          178,083         181,726         190,072
  FHLB advances ...........................................      114,539          102,156          94,840          93,124
  Other borrowings ........................................       12,912            9,414          13,278          22,964
                                                           -------------    -------------   -------------   -------------
        Total interest expense ............................      305,729          289,653         289,844         306,160
                                                           -------------    -------------   -------------   -------------
        Net interest income ...............................      233,109          233,173         235,549         225,954
  Provision for loan and lease losses .....................        7,366            7,843           6,770           8,142
                                                           -------------    -------------   -------------   -------------
        Net interest income after provision for loan and
          lease losses ....................................      225,743          225,330         228,779         217,812
                                                           -------------    -------------   -------------   -------------
OTHER INCOME:
  Retail banking ..........................................       52,960           54,608          47,166          47,542
  Mortgage banking ........................................       11,810           11,482          11,369          15,854
  Leasing operations ......................................        4,093            1,657           2,048           1,075
  Net gains (losses) ......................................       (1,856)           6,988           6,817           9,719
  Other ...................................................        8,768            8,273           3,403           3,061
                                                           -------------    -------------   -------------   -------------
        Total other income ................................       75,775           83,008          70,803          77,251
                                                           -------------    -------------   -------------   -------------
ADMINISTRATIVE EXPENSES:
  Compensation and employee benefits ......................       67,814           67,867          68,514          69,526
  Net occupancy and equipment .............................       23,567           23,293          23,720          24,142
  Federal deposit insurance premiums ......................        1,998            2,048           2,101           1,896
  Merger expenses .........................................        1,921            3,519           2,200          55,657
  Amortization of goodwill ................................        3,326            3,326           3,389           3,376
  Other administrative expenses ...........................       49,034           48,933          46,813          51,023
                                                           -------------    -------------   -------------   -------------
       Total administrative expenses ......................      147,660          148,986         146,737         205,620
                                                           -------------    -------------   -------------   -------------
  Income before income taxes and extraordinary item .......      153,858          159,352         152,845          89,443
  Income taxes ............................................       49,356           50,976          49,899          32,883
                                                           -------------    -------------   -------------   -------------
  Income before extraordinary item ........................      104,502          108,376         102,946          56,560
  Extraordinary item, net of tax benefit ..................         --               --              --            61,658
                                                           -------------    -------------   -------------   -------------
       Net income (loss) ..................................$     104,502          108,376         102,946          (5,098)
                                                           =============    =============   =============   =============

Basic earnings per share:
  Income before extraordinary item ........................          .49              .51             .48             .27
  Extraordinary item ......................................         --               --              --              (.29)
                                                           -------------    -------------   -------------   -------------
       Net income (loss) ..................................$         .49              .51             .48            (.02)
                                                           =============    =============   =============   =============

Diluted earnings per share:
  Income before extraordinary item ........................          .48              .49             .47             .26
  Extraordinary item ......................................         --               --              --              (.28)
                                                           -------------    -------------   -------------   -------------
       Net income (loss)...................................$         .48              .49             .47            (.02)
                                                           =============    =============   =============   =============

Average common shares outstanding .........................  212,523,836      214,209,456     214,167,501     213,848,671
                                                           =============    =============   =============   =============

Average common and common equivalent shares
  outstanding - assuming dilution .........................  217,097,361      219,525,186     219,672,612     219,331,467
                                                           =============    =============   =============   =============
Cash dividends declared per share..........................$         .16              .15             .13             .13
                                                           =============    =============   =============   =============



                                    CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            RESTATED FOR POOLING OF INTERESTS WITH ST. PAUL BANCORP, INC.
                                                     (unaudited)

                                                                   9/30/99         6/30/99         3/31/99        12/31/98
                                                                ------------    ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       ASSETS
Cash and deposits with banks ...................................$    390,484         369,844         389,488         573,507
Federal funds sold and other ...................................     192,032           6,929         117,695         148,753
                                                                ------------    ------------    ------------    ------------
     Total cash and cash equivalents ...........................     582,516         376,773         507,183         722,260
Investments securities:
  Trading, at fair value .......................................      18,748          18,983
  Available for sale, at fair value ............................     842,950         646,063         444,552         576,857
  Held to maturity .............................................      33,634          31,875          51,285          52,215
Mortgage-backed securities:
  Available for sale, at fair value ............................   3,817,278       3,619,059       3,321,995       2,636,755
  Held to maturity .............................................   2,016,275       2,217,616       2,527,743       2,933,531
Loans and leases, net ..........................................  22,293,951      22,006,979      21,736,799      21,977,655
Loans held for sale ............................................      91,213         117,981         101,114         240,461
Federal Home Loan Bank stock ...................................     477,471         437,818         399,797         386,298
Premises and equipment .........................................     309,454         307,879         300,879         297,867
Accrued interest receivable ....................................     163,114         152,161         150,413         152,626
Real estate and other collateral owned .........................      32,459          25,783          30,026          32,588
Loan servicing assets ..........................................     107,676         102,769          98,874          93,173
Goodwill .......................................................     149,220         152,599         155,894         159,339
Other assets ...................................................     795,982         754,133         685,424         217,288
                                                                ------------    ------------    ------------    ------------
     Total assets ..............................................$ 31,731,941      30,968,471      30,511,978      30,478,913
                                                                ============    ============    ============    ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Checking accounts ............................................$  2,796,706       2,972,309       2,802,066       2,867,636
  Money market accounts ........................................   3,217,921       3,202,227       2,960,556       2,789,509
  Savings accounts .............................................   2,206,390       2,313,355       2,527,952       2,610,510
  Certificates of deposit ......................................  10,415,172      10,323,387      10,609,444      10,756,045
                                                                ------------    ------------    ------------    ------------
       Total deposits ..........................................  18,636,189      18,811,278      18,900,018      19,023,700
Federal Home Loan Bank advances ................................   9,369,469       8,627,955       7,861,579       7,512,203
Reverse repurchase agreements ..................................     127,435         128,541         492,815         685,024
Other borrowings ...............................................     523,541         436,978         244,860         324,930
Advance payments by borrowers for taxes and insurance ..........      74,670          74,141          65,089          73,573
Accrued interest payable .......................................      78,466          59,736          70,950          71,674
Accrued expenses and other liabilities .........................     453,626         371,892         427,755         402,773
                                                                ------------    ------------    ------------    ------------
       Total liabilities .......................................  29,263,396      28,510,521      28,063,066      28,093,877
                                                                ------------    ------------    ------------    ------------
Shareholders' equity:
  Preferred stock - $.01 par value per share; 20,000,000
    shares authorized and unissued
  Common stock - $.01 par value per share; 360,000,000
    shares authorized; 213,543,983, 207,694,695,
    207,513,833 and 206,668,865 shares issued ..................       2,135           2,077           2,075           2,067
  Additional paid-in capital ...................................   1,423,443       1,296,817       1,295,677       1,289,164
  Retained earnings ............................................   1,089,729       1,214,116       1,140,331       1,068,592
  Less 1,449,836, 2,721,878, 1,706,078 and
    860,478 shares of common stock held in
    treasury at cost ...........................................     (30,963)        (65,043)        (35,144)        (15,325)
  Borrowings of employee investment and stock
    ownership plan .............................................      (3,632)         (4,223)         (4,758)         (5,288)
  Accumulated other comprehensive income .......................     (12,167)         14,206          50,731          45,826
                                                                ------------    ------------    ------------    ------------
       Total shareholders' equity ..............................   2,468,545       2,457,950       2,448,912       2,385,036
                                                                ------------    ------------    ------------    ------------
       Total liabilities and shareholders' equity ..............$ 31,731,941      30,968,471      30,511,978      30,478,913
                                                                ============    ============    ============    ============


                                             CHARTER ONE FINANCIAL, INC.
                                              SELECTED STATISTICAL DATA
                            RESTATED FOR POOLING OF INTERESTS WITH ST PAUL BANCORP, INC.
                                                     (unaudited)

                                                                                 THREE MONTHS ENDED
                                                           ---------------------------------------------------------
                                                             9/30/99          6/30/99        3/31/99       12/31/98
                                                             -------          -------        -------       --------

ANNUALIZED RETURNS (EXCLUDING MERGER EXPENSES AND
 OTHER SPECIAL CHARGES):
  Return on average assets...............................        1.34%           1.44%          1.38%        1.22%
  Return on average equity...............................       17.03           17.69          17.22        15.34
  Average equity to average assets.......................        7.89            8.14           7.99         7.95

ANNUALIZED OPERATING RATIOS (EXCLUDING MERGER EXPENSES
 AND OTHER SPECIAL CHARGES):
  Net interest income to administrative expenses.........        1.60x           1.60x          1.63x        1.51x
  Administrative expenses to average assets..............        1.85%           1.89%          1.91%        1.97%
  Efficiency ratio.......................................       45.83           45.97          47.12        49.95


                                             CHARTER ONE FINANCIAL, INC.
                                       AVERAGE BALANCE SHEET, YIELDS AND COSTS
                            RESTATED FOR POOLING OF INTERESTS WITH ST. PAUL BANCORP, INC.
                                                     (unaudited)
                                                                                    THREE MONTHS ENDED
                                                           ------------------------------------------------------------------
                                                              9/30/99           6/30/99           3/31/99          12/31/98
                                                           ------------      ------------      ------------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
AVERAGE BALANCE SHEET DATA
Interest-earning assets:
  Loans and leases ........................................$ 22,656,483        22,398,262        22,618,026        21,809,415
  Mortgage-backed securities ..............................   5,575,147         5,487,326         5,098,114         5,784,557
  Investment securities ...................................     935,993           469,194           542,034           704,499
  Other interest-earning assets ...........................     533,142           537,051           638,578           710,989
                                                           ------------      ------------      ------------      ------------
    Total interest-earning assets .........................  29,700,765        28,891,833        28,896,752        29,009,460
  Allowance for loan and lease losses .....................    (181,580)         (181,778)         (183,193)         (186,227)
  Noninterest-earning assets ..............................   1,955,911         2,016,638         1,614,118         1,576,179
                                                           ------------      ------------      ------------      ------------
      Total assets ........................................$ 31,475,096        30,726,693        30,327,677        30,399,412
                                                           ============      ============      ============      ============
Interest-bearing liabilities:
  Checking ................................................$  2,950,726         2,974,490         2,879,090         2,682,934
  Savings .................................................   2,252,240         2,446,915         2,565,536         2,598,593
  Money market ............................................   3,278,637         3,082,974         2,729,363         2,640,865
  Certificates of deposit .................................  10,268,028        10,439,968        10,707,284        10,744,146
                                                           ------------      ------------      ------------      ------------
    Total deposits ........................................  18,749,631        18,944,347        18,881,273        18,666,538
  FHLB advances ...........................................   8,887,304         8,166,811         7,652,085         7,272,302
  Other borrowings ........................................     826,138           554,400           851,530         1,437,223
                                                           ------------      ------------      ------------      ------------
    Total interest-bearing liabilities ....................  28,463,073        27,665,558        27,384,888        27,376,063
Noninterest-bearing liabilities ...........................     528,320           559,476           518,228           604,927
                                                           ------------      ------------      ------------      ------------
      Total liabilities ...................................  28,991,393        28,225,034        27,903,116        27,980,990
Corporation-obligated mandatorily redeemable capital
  securities of subsidiary trust ..........................        --                --                --                 434
Shareholders' equity ......................................   2,483,703         2,501,659         2,424,561         2,417,988
                                                           ------------      ------------      ------------      ------------
      Total liabilities and shareholders' equity ..........$ 31,475,096        30,726,693        30,327,677        30,399,412
                                                           ============      ============      ============      ============

YIELDS AND COSTS DURING PERIOD
  Weighted average yield:
    Loans and leases ......................................        7.41%             7.42%             7.48%             7.55%
    Mortgage-backed securities ............................        6.78              6.74              6.78              6.87
    Investment securities .................................        6.34              5.64              5.71              5.44
    Other interest-earning assets .........................        6.73              6.41              5.93              6.08
      Total interest-earning assets .......................        7.24              7.24              7.29              7.33
  Weighted average cost:
    Checking ..............................................        1.07               .97               .72               .69
    Savings ...............................................        1.91              2.00              2.06              2.25
    Money market ..........................................        3.20              3.25              3.42              3.24
    Certificates of deposit ...............................        5.14              5.14              5.32              5.51
      Total deposits ......................................        3.77              3.77              3.90              4.04
    FHLB advances .........................................        5.11              5.01              5.02              5.08
    Other borrowings ......................................        6.17              6.76              6.24              6.29
        Total interest-bearing liabilities ................        4.26              4.20              4.29              4.43

  Interest rate spread ....................................        2.98              3.04              3.00              2.90

  Net yield on interest-earning assets ....................        3.14              3.23              3.26              3.12

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibit 11 - Computation of Per Share Earnings

                  Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  On September 22, 1999, Charter One filed a report on Form 8-K containing the press release announcing that (i) the merger of Charter One and St. Paul had received all regulatory approvals and was expected to close on or about October 1, 1999, and
                  (ii) Charter One rescinded its stock buyback program effective as of September 22, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHARTER ONE FINANCIAL, INC.




Date:   November 15, 1999            /s/ Robert J. Vana
                                    ---------------------------------------

                                     Robert J. Vana
                                     Chief Corporate Counsel and Secretary




Date:    November 15, 1999           /s/ Richard W. Neu
                                    ---------------------------------------

                                    Richard W. Neu
                                    Executive Vice President and Chief
                                    Financial Officer