Form 10-K405
period 1999-12-31
CHARTER ONE FINANCIAL INC
filed 2000-03-22
CIK 819692

TABLE OF CONTENTS

SPECIAL REPORT
FINANCIAL OVERVIEW
MY VIEW
ANATOMY OF A CULTURE
GRAB BAG
JACK BE NIMBLE
POWER OF THE FREEBIE
FINANCIAL REVIEW
FIVE-YEAR SUMMARY
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
FORM 10-K
Form 10-K Cross Reference Index
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
SIGNATURES
CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY
INDEX TO EXHIBITS

SPECIAL REPORT

[PICTURE]

ANATOMY of a CULTURE
CHARTER ONE FINANCIAL, INC. ANNUAL REPORT 1999

WWW.CHARTERONE.COM

[PICTURE]

New York Stock Exchange

We listed on the New York Stock Exchange under the trading symbol CF on December 6, 1999.

1999 HIGHLIGHTS

Corporate

      Completed the merger with St. Paul Bancorp, Inc., adding $6.2 billion in assets, $3.8 billion in deposits and 58 branches in the Greater Chicago market.

      Fully integrated the operations in eastern New York, Vermont and Massachusetts that came as the result of the merger in 1998 with ALBANK Financial Corporation.

      Purchased an additional 14 branches in Vermont, adding over $300 million in deposits and strengthening our critical mass in that area.

      Declared a 14% increase in the cash dividend in April, and a 5% stock dividend in September, the fourth in four years. The cash dividend has increased 20 times since 1988.

Operations

      Expanded retail banking operations to 417 branches and 949 ATMs in six states, with other subsidiary operations in more than a dozen other states.

      Top line revenue up 8% over the prior year.

      Core deposits up 4% for the year.

      Higher-yielding Energized Assets grew to 48% of total loan portfolio.

      Efficiency ratio (before the St. Paul merger) of 42%.

[PICTURE]

The Cover
What makes one culture different from
another? This annual report explores
the culture and the accomplishments of
one of the nation’s most successful
financial institutions.

[PICTURE] 2
MY VIEW

12th consecutive year of record operating earnings with compounded annual share-price appreciation over that time double that of the S&P 500.

A strong sales culture, backed by no-fluff marketing and training, is central to Charter One’s record.

4 [PICTURE]
ANATOMY OF A CULTURE

9 [PICTURE]
GRAB BAG

Among other statistics are 3.3 million accounts and 1.6 million households.

How a $32 billion financial services institution can spin as fast as it needs to.

10 [PICTURE]
JACK BE NIMBLE

14 [PICTURE]
POWER OF THE FREEBIE

For hundreds of thousands of customers each year, the lure of the freebie is irresistible.

CORPORATE PROFILE

Headquartered in Cleveland, Ohio, Charter One Financial, Inc. is the publicly traded parent company of Charter One Bank, F.S.B., and Charter One Commerical. With nearly $32 billion in total assets, Charter One is one of the 30 largest bank holding companies in the country. The Company currently has 417 branch locations in Ohio, Michigan, Illinois, western and upstate New York, Vermont and Massachusetts. Additionally, Charter One Mortgage Corp., the Company’s mortgage banking subsidiary, operates 36 loan production offices across 13 states, and Charter One Auto Finance Corp., the Company’s indirect auto finance subsidiary, generates loans in 10 states. Charter One has a proven track record of applying its business model and sales culture to new geographic areas, having closed 18 acquisitions since 1989.

CHARTER ONE FINANCIAL, INC.

FINANCIAL OVERVIEW

	At and for the Year
	Ended December 31,

(Dollars in thousands, except per share data)	1999	1998

Net interest income	$934,104	$886,224

Revenues	1,221,748	1,127,953

Operating earnings(1)	432,099	371,374

Net income	333,976	244,066

Earnings per share(2):

Operating earnings(1)	$1.98	$1.68

Earnings before extraordinary item	1.53	1.39

Net income	1.52	1.11

Operating return on average equity(1)	17.46%	15.61%

Operating return on average assets(1)	1.39%	1.24%

Efficiency ratio(3)	45.49%	49.83%

Total assets	$31,819,063	$30,480,207

Loans and leases, net	22,312,850	22,219,411

Deposits	19,073,975	19,023,700

Shareholders’ equity	2,397,700	2,385,036

Total shareholders’ equity to total assets	7.54%	7.82%

Nonperforming assets to total assets(4)	.45%	.45%

(1)	Amounts are computed using net income, excluding the after-tax impact of merger-related and other special charges.

(2)	Restated to reflect all stock dividends and stock splits as of December 31, 1999.

(3)	The ratio of administrative expenses, excluding goodwill amortization and merger-related and other special charges, to net interest income and other income exclusive of net gains and losses on the sale of assets.

(4)	Excludes government guaranteed portion of nonperforming loans.

Operating*

*Excludes the impact of merger-related and other special charges.

[GRAPHS]

Return on Average Equity (percentage)

95	11.91

96	13.95

97	15.14

98	15.61

99	17.46

Return on Average Assets (percentage)

95.90

96	1.09

97	1.16

98	1.24

99	1.39

Diluted EPS

95	$1.02

96	$1.27

97	$1.47

98	$1.68

99	$1.98

As Initially Reported**

**Represents the amount we reported in the respective year’s annual report to shareholders. Total deposits include $1.5 billion in purchases.

[GRAPHS]

Total Assets (in billions)

95	$13.6

96	$13.9

97	$19.8

98	$24.5

99	$31.8

Total Deposits (in billions)

95	$7.0

96	$7.8

97	$10.2

98	$15.2

99	$19.1

SPECIAL REPORT 1999

[PHOTOS]

MY VIEW

LETTER TO OUR SHAREHOLDERS

CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, CHARLES JOHN (BUD) KOCH

In 1999, we completed our 12th consecutive record year for operating earnings. Despite that accomplishment, 1999 was extremely disappointing for share price performance. As fellow shareholders, the management and employees of Charter One share the disappointment all of our investors feel.

      It’s small comfort to say that we were not alone. Most of the banks we track posted excellent results but received negative price appreciation in return. The comparative performance chart on the next page shows the extent to which we and other financial institutions have been affected by the segment shift in the marketplace.

      We are pragmatic enough to know that we can do little to move the market beyond delivering superior numbers. By adhering to the fundamentals of our business, our operating performance since 1988 has been exemplary. Even with 1999’s poor price performance, shareholders have enjoyed a 24% compounded annual increase in price appreciation since that time. We remain committed to the belief that “Fundamentals Still Count” and that they will be the key to maximizing shareholder value when the market revisits our sector.

      Our results show that we have blossomed as a company. The efforts of the last decade — particularly those of the past three to four years — are paying off. The fundamentals are solid, the initiatives are in place and the product set we have established provides a sound platform for strong results going forward. Our annual goals are substantial and include:

•	Earnings per share increases of 13% to 16%

•	Return on equity of 20%

•	Return on assets of 1.60%.

      We believe that goals should be a “reach.” These goals are just that, but they are also very doable with our current size

CHARTER ONE FINANCIAL, INC.

      [GRAPH]

Price performance of Charter One
compared with the S&P 500 and an index
of bank stocks.

Relative Value CF, S&P 500 & KBI
CF price appreciation of
24% per year is double
the S&P 500 since 12/87

1987 = 100

		87		88		89		90		91		92		93		94		95		96		97		98		99

CF
	100		127.55		221.09		164.75		366.71		560.16		552.72		531.46		857.82		1234.01		1947.62		1797.28		1301.36
KBI		100		120.41		140.06		94.34		145.95		192.05		196.3		190.3		284.9		386.2		564		594.2		477.7
S&P		100		111.01		140.61		133.64		168.81		176.34		188.8		185.9		249.3		299.8		392.8		497.5		594.7

and structure. We came very close to achieving them prior to our merger with St. Paul Bancorp, Inc. During the first three quarters of 1999, and with the full Charter One product set and cost saves in place at ALBANK for only half a year, we achieved an operating ROA of 1.50% and an operating ROE of 18.93%.

      When I look at Charter One’s profile, I see a number of impressive characteristics.

      First, we are immensely successful at generating an abundance of loans in the category we’ve labeled Energized Assets. In contrast to typical residential mortgages, these are higher-yielding consumer loans, commercial and industrial loans, and capital-equipment leases to Fortune 1000 companies. In fact, we originated nearly $4 billion in consumer loans in 1999, up 9% over the year before, increasing the consumer loan portfolio to $7 billion at year’s end. At that level, consumer loans represented 31% of our total portfolio. A great part of this program’s success is an aggressive cross-selling effort, which we believe is the premier effort of its kind in the banking industry.

      Second, we have a strong sales culture in place with a proven retail banking strategy. In addition to exceeding our retail lending goals, we also beat the prior year’s checking account acquisition record by opening up 260,000 new accounts. De novo checking account balances grew 13%, putting us closer to our goal of a core deposits-to-total deposits ratio of 50%.

      Third, we’re a very efficient operator. For the year 2000, we expect to return to an efficiency ratio of about 42%, among the very best in banking anywhere. We plan to get there despite the fact that operations in Chicago will have been fully integrated for less than nine months.

      We also have a solid credit profile. Very importantly, we enjoy an excess capital position, which is exceptionally desirable in the type of economic environment facing us today.

      Among our other accomplishments, we have created a solid back office infrastructure. In the last year alone, we have implemented a cash management system for small businesses, proof-of- deposit services, a new-account opening system in the branches, a new consumer loan origination system, and a direct banking program to support telemarketing and inbound sales via the phone and the Internet.

      Ahead of us are significant growth prospects in upstate New York, New England and now in Chicago, where the integration of 58 St. Paul branches and loan offices puts us in a dynamic new market which we can exploit with our proven products.

      Our success over the past five years at transitioning our balance sheet to a consumer-bank profile has enabled us to increase our long-term targets for operating ROA from 1.00% in 1994 to 1.60% today, and to reconfirm our EPS growth target of 13% to 16% annually. More importantly, our current critical mass and operating leverage should allow us to continue this progression. To a very great extent, our production and financial goals are driven by the opportunity we see in Chicago and the remaining potential from past mergers. At this writing, we are confident that the cost savings resulting from the St. Paul merger will exceed original estimates. For the company as a whole, we believe we can hit our earnings growth targets while maintaining average asset levels throughout 2000 at close to year-end 1999 levels. In the current operating environment, attaining these targets will be a strong testament to the fundamental strength of our present financial and operating profile.

      As we enter the new millennium, we remain committed to the fundamentals. With the strength of our balance sheet and retail franchise, together with the financial and operating initiatives set for 2000, we believe that we are well positioned to compete in this exciting new era.

      In closing, I would like to extend my appreciation to our loyal shareholders and dedicated board members for their continued support as we move forward. I also want to salute the 7,000 employees of Charter One whose hard work and productivity have given us one of the strongest business cultures in the industry.

Sincerely, /s/ Charles John Koch Charles John Koch Chairman, President and Chief Executive Officer February 25, 2000

SPECIAL REPORT 1999

ANATOMY OF A CULTURE

[PICTURE]

CHARTER ONE FINANCIAL, INC.

      [PICTURE]

“We’re versatile, like one of those
multi-purpose tools. It slices, it dices...
Branch manager

Some cultures tick well. Others not so well. This one — Charter One Financial and its numerous facets — ticks right along.

      It’s because of the brand of people who form this particular culture. “When you think about it, it’s probably not what we are but who we are that makes us different,” notes one of the regional sales managers. “We have the same basic ingredients as any other financial service institution. We just bring it off better than many others.”

Birds know it. Bees know it.
Civilizations know it.
What makes a unit of any
kind tick is its culture.

      A recurrent theme at Charter One, “It’s all in the execution,” makes the point. The ability to generate increasing numbers of accounts at an increasingly lower cost of acquisition is an opportunity open to any in the industry. So is the ability to achieve a remarkably low efficiency ratio. Or to cross-sell second mortgages on top of newly originated firsts. Charter One happens to outperform in these areas.

      Powerhouse culture. “Like many of the other things we do, we’re a powerhouse when it comes to lending,” says John Koch, chief lending and credit officer. “Where other banks only talk about plans to cross-sell two loans together, we’re doing it. In

STRONG FOCUS [PICTURE]

SPECIAL REPORT 1999

SHARP STRATEGIES [PICTURE]

“The bottom line,” as it has been said, “starts with the front line.”

residential lending, we’re number one or two in each of our principal markets - including some where we weren’t even on the list when we entered those markets as recently as two years ago.”

      The residential mortgage provides the seed corn for Charter One’s strategy to readjust the balance sheet to include a greater proportion of higher-yielding assets that management has labeled Energized Assets. One mortgage originator puts it simply: “There was a time when I didn’t know a thing about our other lending products. Now, the signposts are everywhere — originate a piggyback line of credit. That’s my goal, right behind signing up the customer with the first mortgage.” What’s a piggyback? This euphemism for a line of credit cross-sold on top of a new first mortgage is only one of a number of sales-goal themes that keep Charter One’s entrepreneurial spirit galvanized, leading to stronger earnings.

      People make the difference. To be sure, the set of financial services has to be excellent. A record of successful product design stands behind Charter One’s accomplishments. However, spiced by financial incentives for accomplishing specific objectives, an entrepreneurial spirit based on teamwork is at the core of the institution’s success.

      Simple objectives unify this culture, where it’s all about zeroing in on the meaningful and disregarding the trivial.

      Mark Grossi, chief retail banking officer, dismisses the time-eating, attention-distracting activities that can dilute focus. “Beware the peanut parade,” he reminds staff members about avoiding ideas that generate only small revenue increases. To make the point, he keeps a bowl of unshelled peanuts in his office, a salty reminder of his focus on the Big Three services his 400-plus branches must max out to achieve this year’s hefty goals.

      And max they do. The average branch generated two-and-a-half times more consumer loan volume in 1999 than it did four years earlier, with essentially no change in staff. In new consumer checking accounts, the number was more than one-and-a-half times.

      Sales focus. A strong sales culture, backed by no-fluff marketing and training, is central to Charter One’s record. So is focus, such as the focus on the Big Three: core deposits, consumer loans, and fee income from checking, ATM transactions and debit card usage. These retail financial services drive recurring fee revenue. They are definitely not the peanuts of banking; they are the elephants.

      Financial analysts attending a Charter One seminar got the picture about focus, in the form of a slide projected on the screen. In cartoon style, it depicted the retail division president of another bank juggling a number of boxes labeled administration, marketing, public affairs, purchasing and training. Adjacent was the Charter One division president carrying just one box; it was labeled sales.

      Alongside focus is a penchant for keeping an eye on expenses. “We’re in a commodity business,” Chairman and CEO Bud Koch notes every time he takes to the podium to address analysts and investors. “In a commodity business the low cost provider wins; and in the new economy, the low cost provider wins big,” he says.

      Thus, baked into Charter One’s fiber is a fixation on keeping costs low in order to provide attractively priced financial services.

      One way to keep costs low is a staffing model for branches that helps cover peak

OUR TEAM

[PICTURE]

customer-demand periods while keeping full time equivalent employee numbers in check. Another example: marketing dollars are conserved for aggressive, highly- targeted campaigns. And no up-front development money is spent on being the pioneer in technology. The preference, instead, is to pick up proven advances after the bugs are worked out. “We’re aggressive technology followers,” says the CEO, “and now we’re ready to leap on the Internet because most of the expensive development work has been done and the real advances in productivity and profitability are just ahead.”

      Cost efficiency (operating expenses divided by total revenues, where the lower the number the better ) has been achieved along a lengthy road that began when the company went public in 1988 with a poor efficiency ratio of 72%. Successive mergers have brought new volume and new operating efficiencies, resulting in an efficiency ratio (before the St. Paul merger) of 42%, a ratio most banks can only dream of. In fact, the average efficiency ratio for all public banks and thrifts, measured at last year’s third quarter, was a much higher 61%. The goal is simply to grow revenues faster than costs. The impact on earnings, then, can be dramatic.

      Beyond retail banking. The culture that saw big opportunity in creating a consumer retail bank from a traditional thrift has also grasped the opportunity to explore other related business activities. A consumer finance company, Charter One Credit Corp., was started from scratch two years ago. Through acquisition, Charter One has entered the indirect auto-leasing business and now operates Charter One Auto Finance. Five years ago, Charter One entered capital-equipment leasing when it acquired successful Cleveland-based ICX Corporation.

“Keep your eye
on the wow ball"
Tom Peters

COST EFFICIENT [PICTURE]

      Equipment leasing? Leasing by Fortune 1000 companies is a growth industry and this type of asset blends well with the commercial real estate and commercial loans that are part of the portfolio of Energized Assets. Up 55% over the prior year, the leasing portfolio is forecast to expand another 20% in the year 2000.

      In the end, the culture is what it seems to be all about at Charter One. Products would not be products, and hard work and the ability to shift gears to take advantage of opportunity would be nonexistent without that central ingredient to culture — the individual. There are some 7,000 of them at work today, gearing up for the years ahead. “The bottom line,” as it has been said, “starts with the front line.”

In the industrial age, the notion of teamwork was not much different from the routine facing the oarsmen in the Roman slave galley of ancient times — the one where the boss set the tempo by drum. In this newly emerging age, today’s team beats the drum.

      Y2K Team. True, Y2K turned out to be a yawn in the end. But all hands took the prospects with deadly seriousness. Unlike many other organizations, Charter One did not outsource its Y2K efforts. Instead, the only costs incurred were internal except for the installation of $4 million worth of new equipment and software, which will provide productivity benefits.

      Conversion Teams. With each acquisition, teams of our most experienced staff form to “convert” customer accounts to the Charter One computer systems so that all accounts are alike and managed the same way. In 1999, they completed two conversions and began another one.

      Product Teams. It’s not possible to launch a new product without coordinating the “front office” with the “back office” and all offices in between. These teams are constantly at work.

      New Service Teams. When the residential lending “Desktop Underwriter” system rolls out in 2000, credit decisions will be done in a flash. The newly introduced branch “platform system” was created with the input of a team of branch personnel from various geographic areas of the bank. The platform system, which sits on the desks of the financial services counselors opening new accounts, reduces paperwork by automating the flow of information. It engages the customer with a visual picture of available products and prompts the financial services representative to ask all the right questions.

SPECIAL REPORT 1999

SPECIAL ADVERTISEMENT

HEARTY

[PICTURE]

COMPOUNDED RETURN
Strong results are the objective of any public company. We went public in 1988, and 1999 represented the 12th consecutive year for record operating earnings.
Since our IPO we’ve amply demonstrated our potential, delivering 17%
compounded annual earnings growth (on originally stated earnings per share). Hearty.

[CHARTER ONE LOGO] CHARTER ONE FINANCIAL, INC.®

GRAB BAG [PICTURE]

[PICTURE]

Tributes in print:

Two leading business publications put Charter One near the top of their lists in 1999: Number 3 among bank holding companies on Forbes’ Platinum List for profitability and growth in sales and earnings; Number 3 among the nation’s most admired mortgage lenders, as ranked by Fortune.

Luv’em. Customers, that is.

Including 1 million checking accounts, Charter One has a total of 3.3 million accounts and 1.6 million households. It’s always good to hear from customers. They’ll phone the automated customer service line nearly 4 million times in 2000 where automation will guide most of them to the answers they seek. For mortgage and small business cash management customers, account information is available on the Web.

SmartBusiness® Fact:

Just two years after launching a pilot checking program for small businesses in Cleveland, Charter One had captured 15% of the market served by Charter One’s headquarters hometown branches. The program has since been introduced in the other banking markets.

National ranking stats:

Among the 30 largest bank holding companies — 21st largest ATM network with almost 950 machines — 28th largest residential loan servicer with 247,000 loans.

[PICTURE]

What’s an “average” employee?

Anything but “average,” as measured by ordinary banking standards. In 1999, sales of the average full-time equivalent branch employee were double that of 1996. For Charter One as a whole, operating earnings amounted to $61,250 for each and every employee, of all job types.

[PICTURE]

Retail States
Other Operations

Brick, click and dial.

With online checking transactions to be rolled out in 2000, other aspects of marketing and product delivery for deposits and loans are already in place. These offer the customer the option of buying certain products online, by phone or in the branch, whichever is more convenient. That’s putting all the eggs in three baskets.

[PICTURE]

Lengthening reach.

With the addition of the Chicago market, Charter One’s retail operations span six states. But the list of other operations is also impressive:

•	Indirect auto lending in 10 states

•	Leased equipment in 47 states and leasing offices in five metro cities

•	Consumer lending in 18 states

•	Commercial and industrial lending in six states, and commercial mortgages expanding to two others

•	Residential mortgage offices in a dozen states outside the retail footprint.

Efficient lending machine.

Charter One’s cost per residential first mortgage origination stood at 60% of the industry average in 1999. The average loan amount was $142,000.

SPECIAL REPORT 1999

      [PICTURE]

JACK BE NIMBLE

Being nimble is a “personality characteristic"

It’s impossible to turn a $4 billion aircraft carrier on a dime. But not a $32 billion financial services institution. The aircraft carrier must come around in a giant arc. The financial institution — if its name is Charter One — can spin as fast as it needs to.

      Case in point 1: Development of a new certificate of deposit product. From drawing board to teller window, Charter One developed and brought to market in just several months the “Call CD,” an innovative two- or five-year insured term deposit carrying an extremely attractive interest rate. That was in 1995. Since then, this product alone has attracted more than $1 billion in deposits.

      Case in point 2: Introduction of the MasterMoney™ debit card in 1996. Only a few months elapsed between the “go” decision in the summer of 1995 and the issuance of the first 55,000 cards to existing ATM-card holders. Since then, nearly one million MasterMoney cards have been issued by Charter One, which ranks high among MasterCard’s® debit card issuers.

      Case in point 3: A remarkably popular mortgage refinance product dubbed the “Penny Loan.” Home owners looking for a 10- or 15-year fixed rate refinance instrument can lock in an aggressive rate without any up-front costs at all - not even, as the sales message says, a penny.

      Home equity lines-of-credit are another example. Over the past two years, Charter One has launched eight distinctly different promotions for new lines of credit, each with its own unique characteristics. Result: record volume in this category of Energized Assets.

      Consider an acquisition. Scouting the breadth and depth of an acquisition is an exercise Charter One has gone through numerous times. It requires a small army of managers, prepared with only a few days notice, to deploy to the field to conduct the initial stages of the due diligence nec-

CHARTER ONE FINANCIAL, INC.

[PICTURE]

at Charter One, says one manager.

essary to making an informed acquisition decision about whether to go, or not to go.

      It’s all done without a public word. Some team members fly to a city in the new market where they meet in small conference rooms of undisclosed hotels to pour through records of the potential merger institution.

      Others take to the road, literally, for a clandestine, visual look-see at branches and other facilities. In the case of the ALBANK merger, that took an executive vice president and two division presidents of Charter One throughout mid- and upstate New York, into western Massachusetts and, then, on into Vermont. All told, it was a 3,000-mile driving experience, over seven days. Yes, the facilities looked great. Yes, from this perspective, the merger should go ahead.

      In a few weeks, the agreement was signed. The transaction was on its way, to be completed in only another five months. From start to the final merger date, the process took just a little over half a year.

SPECIAL REPORT 1999

SPECIAL ADVERTISEMENT

[PICTURE]

HEALTHY

ENERGIZED ASSETS
Few things are healthier for a loan portfolio than Energized Assets. These higher-yielding loans contribute to a stronger bottom line than conventional residential products.
Made up of retail consumer loans, auto loans, commercial real estate and corporate loans, and high-ticket capital equipment leases, this category represented 48% of our total loan portfolio at year’s end versus 38% 12 months earlier. Healthy.

[CHARTER ONE LOGO] CHARTER ONE FINANCIAL, INC.®

[PICTURE]

“We must have driven 3,000 miles that week. Then home, and I went to work.” — Division President

      Much the same process took place with the St. Paul combination, the only major difference being the more compact Chicago market.

      Being nimble is a “personality characteristic” at Charter One, says one manager. It’s an attribute required for staging a merger, to be sure. It’s also a necessity for guaranteeing that the merger integration is smooth, that the two entities become one efficiently and that the merger synergies are achieved.

      The process goes on beyond the date the two organizations agree to combine. The same managers who scouted the initial idea meet weekly with their counterparts to work out how to bring the two aircraft carriers together. The nitty becomes intensely gritty: differences and similarities of computer data systems; how accounts will be handled in a new structure; when (and, mechanically, how) to switch ATM networks and debit card registrations; which of the best products and practices of the acquiree should be adopted and which should be discontinued. All the information is compiled, worked through, then boiled down into easy-to-read instructions mailed to the new customers.

      Then, the tasks filter down to the line employees. The final step is for the computerized records of several hundred thousand households of the acquired bank to be “converted” to one uniform data system. That means new software in the branches and new processes for existing staff to learn.

      At that point, another small army — this time, several hundred Charter One branch managers and customer service representatives — hits the road. Their assignment: be with their new colleagues while the “conversion” takes place and over the several weeks that follow to help ensure a smooth transition for the customer. During the integration of the western New York branches in 1997, for example, staff members from Ohio and Michigan spent much of December, including the days just before Christmas, in Rochester and Buffalo. Integrating the operations of St. Paul will follow the same route, with more than 100 employees from Ohio, Michigan, New York and New England teaming up to help their Chicago colleagues.

      The old saying, “Time and tide wait for no one,” isn’t a problem if you are nimble enough.

[PICTURE]

SPECIAL REPORT 1999

      [PICTURE]

POWER OF THE FREEBIE

For hundreds of thousands of new customers each year, the lure of the freebie is irresistible.

      That, of course, is the idea. Price the service attractively, then eliminate the up-front costs that could be a barrier to making the purchase. The result is volume plus a growing base of households (there were 1.6 million Charter One households at year’s end) that provide interest income and fee income along with an increasingly larger internal market for cross-selling.

      Totally Free Checking. Launched over a decade ago, this program helped draw 260,000 new customers in 1999. Naturally, other checking options are available, too, including packaged accounts such as the

CHARTER ONE FINANCIAL, INC.

      [PICTURE]

new high-end Energized Checking product. Regardless, all new customers get a free gift no matter what product they select. Core deposits were up $298 million for the year.

      Free Business Checking. Designed for the small- to medium-size enterprise, SmartBusiness® Checking has no fees if an average balance of $2,500 is maintained in the account and if transactions do not exceed a specified number monthly. This service has already captured 15% of the market served by Charter One’s branches in Greater Cleveland where it was first introduced two years ago.

      Penny Loan. Another decade-old product, this one is a mortgage refinance vehicle with no up-front costs at all. That means no points, no closing costs, no application fee, no title cost, nothing — not even a penny. Combine that with an attractive rate for either a 10- or 15-year term, and it practically sells itself.

      Home Equity Lines. The average branch generated commitments of nearly $4 million each in 1999 in this category, and residential loan originators and branches cross-sold lines of credit on 57% of all mortgages in the year just past. The cross-sell goal for 2000 is 60%.

SPECIAL REPORT 1999

SPECIAL ADVERTISEMENT

[PICTURE]

DELICIOUS

COST EFFICIENCY
Simplicity is a fundamental ingredient of our business plan.
We have built a lean management structure and a staffing model throughout our operating units that work in conjunction with streamlined back-office processes to keep operating costs low. The result is a cost efficiency ratio that is among the very best in the banking industry. Delicious.

[CHARTER ONE LOGO] CHARTER ONE FINANCIAL, INC.®

FINANCIAL REVIEW

Five-Year Summary	18

Management’s Discussion and Analysis of

Financial Condition and Results of Operations	20

Consolidated Statements of Financial Condition	32

Consolidated Statements of Income	33

Consolidated Statements of Shareholders’ Equity	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36

Independent Auditors’ Report	51

Form 10-K	52

SPECIAL REPORT 1999

FIVE-YEAR SUMMARY	Charter One Financial, Inc.

The five-year summary of operations presented below is not necessarily indicative of future results due to the effect of acquisitions. For a discussion of acquisitions, see Note 2 to the Notes to Consolidated Financial Statements. Per share data has been restated to reflect all stock dividends and stock splits as of December 31, 1999. Dividend information represents historical amounts declared and paid by Charter One, as adjusted for stock dividends and stock splits, and is not adjusted for mergers accounted for as pooling of interests.

   Performance returns include operating returns and returns as initially reported. Operating returns are computed using net income, excluding the after-tax impact of merger-related and other special charges for each of the periods presented. Returns as initially reported exclude the after-tax impact of merger-related and other special charges and are computed as the sum of 1) amounts we reported in the respective year’s quarterly reports to shareholders for the three quarters ended September 30, not restated for mergers accounted for as pooling of interests that occurred in the fourth quarter of the respective year, and 2) fourth quarter results as reported in the Quarterly Financial Data table in the respective year’s annual report to shareholders, restated for the respective year’s mergers accounted for as pooling of interests. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related and other special charges, to net interest income and other income, excluding net gains and losses on the sale of assets and other special charges. We believe that presentation of operating returns and returns as initially reported will provide comparability and insight into the operations of Charter One.

	At and for the Year Ended December 31,

	1999	1998	1997	1996	1995
(Dollars in thousands, except per share data)

Financial condition:

Cash, federal funds sold and other	$693,532	$722,260	$650,238	$624,285	$1,097,494

Investment securities	542,081	629,072	1,131,078	905,161	1,271,152

Mortgage-backed securities	6,100,380	5,570,286	6,743,347	7,853,039	8,026,767

Loans and leases, net	22,312,850	22,219,411	19,509,520	16,130,066	13,890,074

Other assets	2,170,220	1,339,178	1,399,409	1,213,185	1,184,201

Total assets	$31,819,063	$30,480,207	$29,433,592	$26,725,736	$25,469,688

Deposits	$19,073,975	$19,023,700	$17,901,125	$17,413,770	$15,827,715

FHLB advances	9,226,150	7,512,203	5,778,649	3,949,243	4,175,468

Other borrowings	515,574	1,009,954	2,817,041	2,776,045	2,751,998

Other liabilities	605,664	549,314	638,549	548,519	682,735

Capital securities	—	—	50,000	—	—

Shareholders’ equity	2,397,700	2,385,036	2,248,228	2,038,159	2,031,772

Total liabilities and shareholders’ equity	$31,819,063	$30,480,207	$29,433,592	$26,725,736	$25,469,688

Other data:

Loan servicing portfolio	$10,798,563	$9,916,922	$10,140,387	$11,901,443	$9,944,129

Book value per share	11.46	11.14	10.52	9.58	9.76

Dividends declared and paid per common share	.60	.50	.43	.37	.30

Common stock price range:

High	30.60	33.23	29.03	19.33	13.73

Low	17.50	16.79	17.76	11.72	7.76

Close	19.13	26.43	28.63	18.14	12.60

Dividend payout ratio	39.47%	45.05%	37.39%	36.27%	48.39%

Net yield on average interest-earning assets	3.19	3.11	3.10	3.16	2.75

Interest rate spread	3.01	2.85	2.81	2.86	2.39

Average shareholders’ equity to average assets	7.99	7.96	7.64	7.83	7.60

Total shareholders’ equity to total assets	7.54	7.82	7.64	7.63	7.98

Number of offices:

Full service branches	417	405	395	320	309

Loan production offices	36	41	37	49	56

Number of employees (FTEs)	7,055	7,104	7,155	6,703	6,200

CHARTER ONE FINANCIAL, INC.

FIVE-YEAR SUMMARY	Charter One Financial, Inc.

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	1999	1998	1997	1996	1995

Operating data:

Interest income	$2,128,455	$2,130,332	$2,032,443	$1,905,531	$1,910,272

Interest expense	1,194,351	1,244,108	1,205,241	1,114,538	1,216,755

Net interest income	934,104	886,224	827,202	790,993	693,517

Provision for loan and lease losses	35,237	31,325	48,653	25,389	15,319

Net interest income after provision for loan and lease losses	898,867	854,899	778,549	765,604	678,198

Other income:

Net gains (losses)	(57,047)	30,865	700	3,579	(94,415)

Other	287,644	241,729	185,266	170,862	141,924

Administrative expenses	633,327	665,340	598,040	600,622	511,111

Income before income taxes and extraordinary item	496,137	462,153	366,475	339,423	214,596

Income taxes	160,607	156,429	112,892	111,685	70,093

Income before extraordinary item	335,530	305,724	253,583	227,738	144,503

Extraordinary item – early extinguishment of debt, net of tax benefit	1,554	61,658	3,131	—	—

Net income	$333,976	$244,066	$250,452	$227,738	$144,503

Basic earnings per share:

Income before extraordinary item	$1.57	$1.43	$1.20	$1.07	$.65

Extraordinary item – early extinguishment of debt	(.01)	(.29)	(.01)	—	—

Net income	$1.56	$1.14	$1.19	$1.07	$.65

Diluted earnings per share:

Income before extraordinary item	$1.53	$1.39	$1.16	$1.02	$.62

Extraordinary item – early extinguishment of debt	(.01)	(.28)	(.01)	—	—

Net income	$1.52	$1.11	$1.15	$1.02	$.62

Performance returns:

Actual:

Return on average equity	13.50%	10.26%	11.77%	11.16%	7.26%

Return on average assets	1.08	.82	.90	.87	.55

Operating:

Return on average equity	17.46	15.61	15.14	13.95	11.91

Return on average assets	1.39	1.24	1.16	1.09	.90

Efficiency ratio	45.49	49.83	50.93	52.51	56.09

Diluted earnings per share	$1.98	$1.68	$1.47	$1.27	$1.02

As initially reported:

Return on average equity	18.57%	18.18%	18.26%	17.93%	17.60%

Return on average assets	1.48	1.36	1.26	1.22	1.11

Average shareholders’ equity to average assets	8.01	7.50	6.94	6.80	6.28

Efficiency ratio	43.16	43.94	42.18	42.22	48.28

Diluted earnings per share	$2.09	$1.86	$1.66	$1.49	$1.28

Total assets(1)	31,819,063	24,467,255	19,760,265	13,893,841	13,558,361

(1)	Represents the amount we reported in the respective year’s annual report to shareholders.

SPECIAL REPORT 1999

FINANCIAL REVIEW

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented in the annual report. The data presented in the following pages should be read in conjunction with the audited Consolidated Financial Statements of this Annual Report.

Holding Company Business

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is now a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK Financial Corporation, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial (formerly ALBANK Commercial). Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois and New York, and in some markets of Massachusetts and Vermont. At the end of 1999, the Bank and its subsidiaries were doing business through 417 full-service branches and 36 loan production offices.

Acquisitions

Charter One completed two acquisitions during 1999. On October 1, 1999, we completed the acquisition of St. Paul Bancorp, Inc., a $6.2 billion publicly traded savings and loan holding company. The St. Paul merger was accounted for as a pooling of interests. On November 5, 1999, we completed the acquisition of 14 Vermont National Bank offices from Chittenden Corporation, which was accounted for as a purchase. Charter One acquired $84.7 million in commercial real estate and business loans and assumed $357.5 million in deposits at fair value. The purchase resulted in $43.6 million in tax-deductible goodwill, which will be amortized over 15 years. Additional information regarding our recent mergers and acquisitions is presented in Note 2 to the Notes to Consolidated Financial Statements of this Annual Report.

Results of Operations

For the year ended December 31, 1999, Charter One reported net income of $334.0 million, compared to $244.1 million and $250.5 million for the years ended December 31, 1998 and 1997, respectively. On a diluted per share basis, net income was $1.52, $1.11 and $1.15 in 1999, 1998 and 1997, respectively. As discussed below, operating results were affected by merger-related and other special charges in each of the last three years.

1999 Merger-related and Other Special Charges

	Effect on Year Ended
	December 31, 1999

(Dollars in thousands)	Pretax	After Tax

St. Paul and ALBANK merger-related charges:

Transaction costs	$10,053	$10,053

Severance and other termination costs	39,928	26,352

Duplicate assets, lease terminations and other costs to combine operations	13,545	8,940

Merger-related charges	63,526	45,345

Other special charges:

Additional loan loss provisions	6,529	4,309

Asset/liability management actions	71,083	46,915

Loss on termination of debt	2,391	1,554

Other special charges	80,003	52,778

Total merger-related and other special charges	$143,529	$98,123

1998 Merger-related and Other Special Charges

	Effect on Year Ended
	December 31, 1998

(Dollars in thousands)	Pretax	After Tax

ALBANK, CS Financial Corporation, and Beverly Bancorporation, Inc. merger-related charges:

Transaction costs	$14,601	$14,601

Severance and other termination costs	20,088	13,456

Duplicate assets, lease terminations and other costs to combine operations	29,993	20,288

Merger-related charges	64,682	48,345

Other special charges:

Cost reduction plan	25,000	17,305

Loss on termination of debt	94,858	61,658

Other special charges	119,858	78,963

Total merger-related and other special charges	$184,540	$127,308

CHARTER ONE FINANCIAL, INC.

1997 Merger-related and Other Special Charges

	Effect on Year Ended
	December 31, 1997

(Dollars in thousands)	Pretax	After Tax

RCSB Financial, Inc. merger-related charges:

Transaction costs	$16,807	$13,872

Severance and other termination costs	22,227	14,892

Duplicate assets, lease terminations and other costs to combine operations	21,583	14,461

Merger-related charges	60,617	43,225

Other special charges:

Valuation adjustment on loan servicing assets	18,277	12,246

Additional loan loss reserves provided primarily on auto finance portfolio	11,244	7,533

Asset/liability management actions and other special charges	8,173	5,476

Loss on termination of debt	4,806	3,131

Other special charges	42,500	28,386

Total merger-related charges and other special charges	$103,117	$71,611

Performance Overview– Our reported results in each of the last three years were significantly affected by merger-related and other special charges. Excluding these charges presents more comparable operating earnings as follows:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Net interest income	$934,104	$886,224	$827,202

Provision for loan and lease losses	28,708	31,325	37,409

Other income	301,680	272,594	209,916

Administrative expenses	569,801	575,658	534,923

Income taxes	205,176	180,461	142,723

Operating earnings	$432,099	$371,374	$322,063

In general, this comparison reflects consistent growth in net interest income and non-interest income. Additionally, our efforts to control overhead costs are illustrated by an efficiency ratio, excluding merger-related and other special charges, of 45.49%, 49.83% and 50.93% for 1999, 1998 and 1997, respectively. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization, to net interest income and other income, exclusive of net gains and losses on the sale of assets.

Net Interest Income– Net interest income is the difference between the interest and dividend income earned on our loans and investments and the interest expense on our deposits and borrowings. Net interest income is our principal source of earnings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality, as well as general economic conditions and regulatory policies.

   The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Average balances are calculated on a daily basis. Nonaccrual loans are included in the average balance of loans. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets.

SPECIAL REPORT 1999

Average Balances, Interest and Yields/Costs

	Year Ended December 31,

	1999			1998

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:

Loans and leases	$22,646,524	$1,683,662	7.43%	$20,752,907	$1,604,243	7.72%

Mortgage-backed securities:

Available for sale	3,195,738	214,119	6.70	2,383,167	165,628	6.95

Held to maturity	2,249,771	155,141	6.90	3,733,286	261,743	7.01

Investment securities:

Trading	11,005	363	3.30	—	—	—

Available for sale	578,607	36,276	6.27	771,710	44,656	5.79

Held to maturity	39,860	2,453	6.15	68,591	4,378	6.38

Other interest-earning assets	557,417	36,441	6.45	772,958	49,684	6.34

Total interest-earning assets	29,278,922	2,128,455	7.27	28,482,619	2,130,332	7.48

Allowance for loan and lease losses	(181,503)			(182,337)

Noninterest-earning assets	1,882,972			1,577,119

Total assets	$30,980,391			$29,877,401

Interest-bearing liabilities:

Deposits:

Checking accounts	$2,952,893	29,968	1.01	$2,536,717	19,330	.76

Savings accounts	2,348,766	44,840	1.91	2,671,152	61,633	2.31

Money market accounts	3,115,681	100,716	3.23	2,487,697	82,995	3.34

Certificates of deposit	10,482,915	542,523	5.18	10,764,028	602,144	5.59

Total deposits	18,900,255	718,047	3.80	18,459,594	766,102	4.15

FHLB advances	8,434,318	432,043	5.12	6,235,159	341,211	5.47

Other borrowings	717,173	44,261	6.13	2,139,387	136,795	6.33

Total borrowings	9,151,491	476,304	5.20	8,374,546	478,006	5.69

Total interest-bearing liabilities	28,051,746	1,194,351	4.26	26,834,140	1,244,108	4.63

Noninterest-bearing liabilities	454,312			632,262

Total liabilities	28,506,058			27,466,402

Redeemable capital securities	—			31,960

Shareholders’ equity	2,474,333			2,379,039

Total liabilities and shareholders’ equity	$30,980,391			$29,877,401

Net interest income		$934,104			$886,224

Interest rate spread			3.01%			2.85%

Net yield on average interest-earning assets			3.19%			3.11%

Average interest-earning assets to average interest- bearing liabilities			104.37%			106.14%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	1997

	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost

Interest-earning assets:

Loans and leases	$17,760,142	$1,416,455	7.98%

Mortgage-backed securities:

Available for sale	1,989,404	135,557	6.81

Held to maturity	5,324,199	377,667	7.09

Investment securities:

Trading	—	—	—

Available for sale	960,212	59,434	6.19

Held to maturity	56,760	4,215	7.43

Other interest-earning assets	603,197	39,115	6.40

Total interest- earning assets	26,693,914	2,032,443	7.61

Allowance for loan and lease losses	(160,791)

Noninterest-earning assets	1,312,796

Total assets	$27,845,919

Interest-bearing liabilities:

Deposits:

Checking accounts	$2,048,484	20,633	1.01

Savings accounts	2,897,322	73,444	2.53

Money market accounts	2,188,031	76,885	3.51

Certificates of deposit	10,374,009	587,017	5.66

Total deposits	17,507,846	757,979	4.33

FHLB advances	4,371,368	254,786	5.81

Other borrowings	3,174,048	192,476	5.99

Total borrowings	7,545,416	447,262	5.89

Total interest- bearing liabilities	25,053,262	1,205,241	4.80

Noninterest-bearing liabilities	637,033

Total liabilities	25,690,295

Redeemable capital securities	28,630

Shareholders’ equity	2,126,994

Total liabilities and shareholders’ equity	$27,845,919

Net interest income		$827,202

Interest rate spread			2.81%

Net yield on average interest-earning assets			3.10%

Average interest- earning assets to average interest- bearing liabilities			106.55%

CHARTER ONE FINANCIAL, INC.

The following rate/volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 1999 v. 1998			December 31, 1998 v. 1997

	Increase (Decrease)			Increase (Decrease)
	due to			due to

(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest income:

Loans and leases	$(71,396)	$150,815	$79,419	$(50,378)	$238,166	$187,788

Mortgage-backed securities:

Available for sale	(6,146)	54,637	48,491	2,754	27,317	30,071

Held to maturity	(4,233)	(102,369)	(106,602)	(4,335)	(111,589)	(115,924)

Investment securities:

Trading	—	363	363	—	—	—

Available for sale	3,494	(11,874)	(8,380)	(3,681)	(11,097)	(14,778)

Held to maturity	(152)	(1,773)	(1,925)	(642)	805	163

Other interest-earning assets	834	(14,077)	(13,243)	(346)	10,915	10,569

Total	(77,599)	75,722	(1,877)	(56,628)	154,517	97,889

Interest expense:

Checking, savings and money market accounts	(5,415)	16,981	11,566	(15,976)	8,972	(7,004)

Certificates of deposit	(44,200)	(15,421)	(59,621)	(6,750)	21,877	15,127

FHLB advances	(22,897)	113,729	90,832	(16,028)	102,453	86,425

Other borrowings	(15,515)	(77,019)	(92,534)	4,719	(60,400)	(55,681)

Total	(88,027)	38,270	(49,757)	(34,035)	72,902	38,867

Change in net interest income	$10,428	$37,452	$47,880	$(22,593)	$81,615	$59,022

Our net interest income for 1999 was $934.1 million, an increase of $47.9 million, or 5.4%, over the $886.2 million of net interest income in 1998. The interest rate spread increased by 16 basis points in 1999 to 3.01% from 2.85% and the net yield on interest-earning assets increased by eight basis points during 1999 to 3.19% from 3.11%. The primary reason for these improvements related to the cost of funds, which decreased by 37 basis points during 1999 to 4.26% from 4.63%. This had the effect of reducing interest expense and therefore increasing net interest income by $49.8 million, as interest income remained at $2.1 billion for 1999 and 1998. The lower cost of funds was attributable to both a shift in the mix of interest-bearing liabilities and lower market interest rates. Relative to borrowed funds, retail deposits generally cost less. As such, growing retail deposits generally lowers the overall cost of funds. Additionally, we were able to reprice matured borrowings at lower interest rates.

   The average balance of interest-earning assets was $796.3 million higher for 1999 than for 1998. Although the yield on interest-earning assets decreased 21 basis points in 1999, the decrease was mitigated by shifting the portfolio towards the higher yielding loan and lease portfolio from the mortgage-backed securities and investment securities portfolio. In 1999, 77.3% of our interest-earning assets were loans and leases, as compared to 72.9% and 66.5% in 1998 and 1997, respectively.

   Our net interest income for 1998 was $886.2 million, an increase of $59.0 million, or 7.1%, over the $827.2 million of net interest income in 1997. The interest rate spread increased by four basis points in 1998 to 2.85% from 2.81% and the net yield on interest-earning assets remained constant. Interest income was $2.1 billion in 1998, compared to $2.0 billion in 1997. This $97.9 million, or 4.8% increase, was primarily due to higher balances of interest-earning assets. The average balance of interest-earning assets was $1.8 billion higher in 1998 and was achieved primarily with growth in the loan and lease portfolio. We originated $12.0 billion in loans and leases during 1998 compared to $8.3 billion in loans and leases during 1997. The growth in interest-earning assets was funded by a $1.8 billion increase in interest-bearing liabilities. Although the balance of interest-bearing liabilities increased, interest expense remained at $1.2 billion for 1998 and 1997. In 1998, we were able to take advantage of lower market interest rates by refinancing $2.8 billion of borrowings. This refinancing activity resulted in a $61.7 million extraordinary after-tax charge to earnings primarily related to prepayment penalties on Federal Home Loan Bank (“FHLB”) advances and market premiums to retire other borrowings.

SPECIAL REPORT 1999

Provision for Loan and Lease Losses–The provision for loan and lease losses in 1999 was $35.2 million, up from $31.3 million in 1998 and down from $48.7 million in 1997. The increase in the provision for loan and lease losses during 1999 was primarily attributable to the St. Paul merger. In connection with the St. Paul merger, we recognized an additional $6.5 million in loan loss provision to conform a number of our credit administration and asset management policies. The higher provision in 1997 was largely due to consumer credit (primarily in the auto finance area) and auto repossession loss trends in the second half of 1997. Due to those loss trends, management shifted the mix of new indirect auto financing business to a higher concentration of prime credits than were originated prior to 1998. As a result, management lowered the provision in 1998 as compared to 1997. See “Financial Condition — Loans and Leases” below for a discussion about our nonperforming assets and the allowance for loan and lease losses.

Other Income– Other income for 1999 was $230.6 million, as compared to $272.6 million for 1998. This $42.0 million, or 15.4%, decrease was primarily attributable to losses during the fourth quarter of 1999 from commitments to sell $2.1 billion in seasoned, fixed-rate mortgage-backed securities classified as available for sale and bearing an average interest rate of 6.5%. The sales have staggered settlement dates, with $500 million settling in December 1999 and the remainder in the first 45 days of 2000. The sales generated a loss of $71.1 million and were done to reduce interest rate risk and normalize the residential mortgage portfolio to pre-St. Paul levels. Offsetting the loss on such sales was an increase in retail banking income during 1999, as well as income from our Bank Owned Life Insurance (“BOLI”) program. Retail banking income increased $36.0 million, or 22.3%, primarily due to increases in checking account fee income. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account as we continue to introduce our products in new markets. In 1999, we increased our BOLI portfolio by $656.8 million, bringing the total investment in BOLI to $709.2 million as of December 31, 1999. The income from the BOLI program is the primary reason for the $21.3 million increase in other income over 1998. These increases in retail banking and other income were partially offset by a $13.6 million, or 21.9%, decrease in mortgage banking income due primarily to a reduction in production.

   Other income for 1998 was $272.6 million, compared to $186.0 million for 1997. This $86.6 million, or 46.6%, increase was primarily due to a $31.1 million increase in retail banking income, a $30.2 million increase in gains on sale and a $21.0 million increase in mortgage banking income. Retail banking income increased $31.1 million, or 23.9%, primarily due to increases in checking account fee income. The $30.2 million increase in gains on sale was primarily due to the sale of mortgage-backed securities from the available for sale portfolio to fund loan and lease growth in 1998 and to manage interest rate risk. Mortgage banking income increased $21.0 million primarily due to an $18.3 million charge in 1997 related to an increase in the valuation allowance for loan servicing assets. This charge in 1997 resulted from the then interest rate environment and projected increases in mortgage prepayments.

Administrative Expenses– Administrative expenses were $633.3 million for 1999, a decrease of $32.0 million, or 4.8%, from 1998. Each year included significant merger-related expenses. There were $63.5 million in merger-related expenses recorded in 1999 related to the St. Paul and ALBANK transactions, and $64.7 million in 1998 related to the ALBANK, CS Financial, and Beverly transactions. Additionally, other administrative expenses in 1998 included a $25.0 million charge associated with a cost reduction plan and certain information technology initiatives undertaken by St. Paul. Approximately $17.9 million of the cost reduction plan charge was associated with modifications to St. Paul’s compensation and benefit plans for its executives, directors, and employees. Information systems initiatives comprised $5.7 million of the cost reduction plan charge, mainly attributed to the write-offs of computer hardware and software and severance. Excluding the merger-related and cost reduction plan charges, our administrative expenses were $569.8 million for 1999 and $575.7 million for 1998. This resulted in a ratio of administrative expenses to average assets of 1.84% for 1999 and 1.93% for 1998. Our efficiency ratio (excluding the merger-related and cost reduction plan charges) was 45.49% for 1999, an improvement when compared to 49.83% for 1998.

   Administrative expenses were $665.3 million for 1998, an increase of $67.3 million, or 11.3%, from 1997. Again, each year included significant merger-related and other nonrecurring charges. There were $64.7 million in merger-related expenses recorded in 1998 as discussed in the above paragraph and $60.6 million in 1997 related to the RCSB transaction. Additionally, other administrative expenses in 1998 included a $25.0 million charge associated with a cost reduction plan and certain information technology initiatives undertaken by St. Paul as discussed in the above paragraph. Expanded operations as a result of loan and deposit growth in 1998 and acquisitions accounted for as purchases in second half of 1997 also contributed to the overall increase in administrative expenses. Excluding the merger-related and cost reduction plan charges, our administrative expenses were $575.7 million for 1998 and $534.9 million for 1997. This resulted in a ratio of administrative expenses to average assets of 1.93% for 1998 and 1.92% for 1997. Our efficiency ratio (excluding the merger-related and cost reduction plan charges) was 49.83% for 1998, an improvement when compared to 50.93% for 1997.

Income Tax Expense– The provision for income taxes was $160.6 million, $156.4 million, and $112.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. The effective tax rate was 32.4%, 33.8%, and 30.8% for the years ended December 31, 1999, 1998, and 1997, respectively. For a further analysis of our income taxes, see Note 11 to the Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC.

Financial Condition

At December 31, 1999, total assets were $31.8 billion, an increase of $1.3 billion, or 4.3%, from $30.5 billion at December 31, 1998. See “Results of Operations – Other Income” and “Financial Condition – Loans and Leases” for discussion regarding the change in our mix of assets.

Loans and Leases– Total loans and leases at December 31, 1999 were $22.3 billion, compared to $22.2 billion at December 31, 1998. The overall level was maintained despite $3.6 billion in residential loan securitizations that occurred during the year. Over the past few years, we have emphasized growth in our consumer and commercial loan portfolios due to the higher yields and shorter terms provided by these types of loans. The consumer and commercial loan portfolios represented 47.6% of loans and leases at December 31, 1999, compared to 37.5% at December 31, 1998. Loan originations for the year totaled $11.2 billion, with 50.2% in residential loans and 49.8% in consumer and commercial loans.

   The following table summarizes the loan and lease activity for each of the past three years.

Loan and Lease Activity

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Originations:

Real estate mortgage:

Permanent:

One-to-four family	$5,101,662	$6,831,837	$4,737,834

Multifamily	205,876	339,222	287,250

Commercial	241,568	188,702	173,580

Total permanent	5,549,106	7,359,761	5,198,664

Construction:

One-to-four family	542,903	459,655	394,652

Multifamily	71,748	40,869	28,519

Commercial	89,331	62,890	31,824

Total construction	703,982	563,414	454,995

Total real estate mortgage loans originated	6,253,088	7,923,175	5,653,659

Retail consumer	2,355,089	2,235,090	1,038,493

Automobile	1,406,966	1,224,348	1,138,252

Leases	552,142	370,724	257,810

Corporate banking	666,972	277,330	230,949

Total loans and leases originated	11,234,257	12,030,667	8,319,163

Loans purchased	465,773	1,714,529	1,144,819

Sales and principal reductions:

Loans sold	1,929,167	2,348,778	1,798,435

Loans exchanged for mortgage-backed securities	3,606,946	1,875,449	23,249

Principal reductions	6,003,382	6,838,267	4,296,380

Total sales and principal reductions	11,539,495	11,062,494	6,118,064

Increase before net items	$160,535	$2,682,702	$3,345,918

The following table sets forth certain information concerning our nonperforming assets as of the past five year ends. The table illustrates that there have been consistent balances and ratios of nonperforming assets. While the balances and ratios have been stable, there are inherent risks and uncertainties related to the operation of a financial institution. Therefore, the possibility exists that an abrupt downturn in the economic environment, as well as other economic or business factors, could result in higher levels of nonperforming assets.

Nonperforming Assets

	December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$75,682	$79,768	$54,144	$39,059	$48,485

Multifamily and commercial	3,369	7,002	6,034	10,793	17,533

Construction and land	1,095	1,178	1,943	873	1,463

Total real estate mortgage loans	80,146	87,948	62,121	50,725	67,481

Retail consumer	39,638	22,640	1,560	2,335	3,207

Automobile	482	454	37	29	68

Corporate banking	6,037	9,559	7,179	4,275	576

Leases	—	—	—	—	27

Total nonaccrual loans and leases	126,303	120,601	70,897	57,364	71,359

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family(2)	—	5,690	14,171	18,143	10,250

Multifamily and commercial	—	—	251	324	1,269

Construction and land	—	—	3	—	—

Total real estate mortgage loans	—	5,690	14,425	18,467	11,519

Retail consumer	2,562	3,878	8,516	4,478	5,863

Automobile	4,973	5,873	3,695	1,555	2,641

Corporate banking	2,463	904	976	516	79

Total accruing loans and leases delinquent more than 90 days	9,998	16,345	27,612	25,016	20,102

Restructured real estate mortgage loans	1,009	4,193	7,579	15,294	18,835

Total nonperforming loans and leases	137,310	141,139	106,088	97,674	110,296

Real estate acquired through foreclosure and other	24,453	19,900	18,997	23,468	31,749

Total nonperforming assets	161,763	161,039	125,085	121,142	142,045

Less government guaranteed loans	18,841	22,429	—	—	—

Nonperforming assets net of guaranteed loans	$142,922	$138,610	$125,085	$121,142	$142,045

SPECIAL REPORT 1999

	December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Ratio of:

Nonperforming loans and leases to total loans and leases	.62%	.64%	.54%	.61%	.79%

Nonperforming assets to total assets	.51	.53	.42	.45	.56

Allowance for loan and lease losses to:

Nonperforming loans and leases	135.75	131.07	171.14	161.97	134.75

Total loans and leases before allowance	.83	.83	.92	.97	1.06

Ratio of (excluding guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.53%	.53%	.54%	.61%	.79%

Nonperforming assets to total assets	.45	.45	.42	.45	.56

Allowance for loan and lease losses to:

Nonperforming loans and leases	157.34	155.83	171.14	161.97	134.75

Total loans and leases before allowance	.83	.83	.92	.97	1.06

(1)	Includes $18.8 and $22.4 million of government guaranteed loans at December 31, 1999 and 1998, respectively.
(2)	In 1998, Charter One changed the accrual policy on one-to-four family loans to stop accruing on loans delinquent 90 or more days. Balance of $5.7 million at December 31, 1998 represents one-to-four family loans related to St. Paul Bancorp, Inc. Following Charter One’s acquisition of St. Paul in October 1999, St. Paul’s accrual policy was conformed to Charter One’s policy. The change in the accrual policy did not have a material impact on interest income.

At December 31, 1999, there were $85.8 million of loans not reflected in the table above, which were fully performing but where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms, and which may result in disclosure of such loans in the future.

   Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $354,000 and the potential income based upon full contractual yields was $6.3 million for the year ended December 31, 1999.

Analysis of Allowance for Loan and Lease Losses

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Balance, beginning of year	$184,989	$181,554	$158,211	$148,619	$152,764

Provision for loan and lease losses	35,237	31,325	48,653	25,389	15,319

Adjustment to convert RCSB to a calendar year end	—	—	650	—	—

Acquired through acquisition	3,603	—	4,963	11,310	—

Other	—	—	—	—	176

Charge-offs:

Mortgage	(8,040)	(7,052)	(11,949)	(18,485)	(17,424)

Automobile	(28,012)	(25,670)	(19,128)	(11,161)	(6,675)

Leases	(900)	—	—	—	—

Retail consumer	(5,292)	(3,894)	(5,626)	(5,019)	(5,042)

Corporate banking	(3,240)	(1,440)	(1,532)	(704)	(363)

Total charge-offs	(45,484)	(38,056)	(38,235)	(35,369)	(29,504)

Recoveries:

Mortgage	868	3,767	2,063	2,905	6,168

Automobile	6,172	4,953	3,846	3,826	2,246

Retail consumer	808	1,051	1,188	1,409	1,327

Corporate banking	207	395	215	122	123

Total recoveries	8,055	10,166	7,312	8,262	9,864

Net loan and lease charge-offs	(37,429)	(27,890)	(30,923)	(27,107)	(19,640)

Balance, end of year	$186,400	$184,989	$181,554	$158,211	$148,619

Net charge-offs to:

Average loans and leases	.17%	.13%	.17%	.18%	.14%

Provision for loan and lease losses	106.22	89.03	63.56	106.77	128.21

Allocation of Allowance for Loan and Lease Losses

	December 31,

(Dollars in thousands)	1999	1998	1997	1996	1995

Mortgage	$107,576	$110,635	$107,564	$118,829	$117,240

Automobile	38,301	39,585	40,734	11,975	9,075

Retail consumer	22,679	18,523	17,447	15,684	14,030

Corporate banking	13,807	12,509	14,032	10,746	7,542

Leases	4,037	3,737	1,777	977	732

Total	$186,400	$184,989	$181,554	$158,211	$148,619

Percent of loans and leases to total loans and leases:

Mortgage	60.8%	70.1%	76.2%	79.2%	82.4%

Automobile	11.0	9.2	8.4	6.7	6.4

Retail consumer	20.1	14.9	10.6	10.0	8.6

Corporate banking	3.0	2.5	2.3	2.2	1.3

Leases	5.1	3.3	2.5	1.9	1.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

CHARTER ONE FINANCIAL, INC.

The allowance for loan and lease losses is based on an ongoing, quarterly assessment of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. This quarterly analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses, as any differences between estimated and actual losses will be addressed in the assessment and resulting loan and lease loss provision. Although we believe we use the best information available to make these determinations and that the allowance for loan and lease losses was adequate at December 31, 1999, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available to them at the time of their examination.

Investments and Mortgage-Backed Securities–The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. At December 31, 1999, mortgage-backed securities issued by the Prudential Home Mortgage Securities Company, Inc. had an aggregate book value of $259.3 million and an aggregate market value of $259.5 million, which exceeded 10% of shareholders’ equity. We held no investment securities of any single non-governmental issuer which were in excess of 10% of shareholders’ equity at December 31, 1999.

Deposits, Borrowings and Other Sources of Funds–Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $19.1 billion at December 31, 1999.

   In addition to deposits, we obtain funds from different borrowing sources. The primary source of these borrowings is the FHLB system. Those borrowings totaled $9.2 billion and $7.5 billion at December 31, 1999 and 1998, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of this stock and certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. See Note 7 to the Notes to Consolidated Financial Statements for further information as to the composition, maturities and cost associated with these advances at December 31, 1999.

In addition to FHLB advances, we use reverse repurchase agreements and other borrowings to fund operations. Reverse repurchase agreements totaled $283.3 million at December 31, 1999, a decrease of $480.6 million from December 31, 1998. Other borrowings totaled $232.3 million and $246.0 million at December 31, 1999 and 1998, respectively. See Notes 8 and 9 to the Notes to Consolidated Financial Statements for further information concerning these borrowings.

   We use our portfolio of investment securities, mortgage-backed securities, and loans as collateral for our borrowings, public deposits and for other purposes required or permitted by law.

   The following table summarizes short-term borrowings, based upon original issue date, at the end of and during the periods indicated. Our short-term borrowings consisted of FHLB advances and reverse repurchase agreements during the periods presented. Interest rates shown do not include the annualized effect of interest rate risk management instruments. Average borrowings are computed on a daily basis.

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Borrowings outstanding at end of period	$2,873,297	$861,880	$612,083

Weighted average rate at end of period	5.75%	5.09%	5.80%

Maximum month-end balance of borrowings during the period	$2,873,297	$1,863,510	$1,249,314

Approximate average borrowings outstanding during the period	$2,308,151	$2,141,003	$662,642

Approximate weighted average rate during the period	5.34%	5.52%	5.74%

Liquidity– Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed security repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and reverse repurchase agreements.

SPECIAL REPORT 1999

We are required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Charter One Bank’s average regulatory liquidity ratio for the fourth quarter of 1999 was 11.82%. We anticipate that we will have sufficient funds available to meet our commitments. See Note 5 to the Notes to Consolidated Financial Statements for further information concerning our commitments.

Quantitative and Qualitative Disclosure About Market Risk

We realize income principally from the difference or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volume and yield, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base which could alter our sensitivity to future changes in interest rates. Accordingly, we consider interest rate risk to be our most significant market risk.

   Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost, and capital profile. Our Asset/ Liability Management Committee, which includes senior management representatives and reports to the Board of Directors, together with the Investment Committee of the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

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

Using this internal simulation model, net earnings projections reflect continued growth in net income when applying the interest rate environment as of December 31, 1999. Our base case shows our present estimated net earnings sensitivity profile as of December 31, 1999 and assumes no changes in the operating environment or operating strategies, but assumes interest rates increase or decrease gradually over the next year and then remain unchanged. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

	Estimated Percentage Change
	in Future Net Income

Changes in Interest Rates (basis points)	12 Months	24 Months

Base Case

+200 over one year	(1.92)%	(4.65)%

+100 over one year	(0.83)	(2.14)

-100 over one year	1.57	3.00

-200 over one year	1.10	2.94

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

   The following table presents an analysis of our interest-sensitivity gap position at December 31, 1999. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

CHARTER ONE FINANCIAL, INC.

Maturity/Rate Sensitivity

	December 31, 1999

	0-6	7-12	1-3	3-5	5-10	Over
(Dollars in thousands)	Months	Months	Years	Years	Years	10 Years	Total

Interest-earning assets:

Real estate mortgage loans and mortgage-backed securities:

Adjustable rate	$3,891,417	$1,808,301	$2,122,149	$978,404	$193,952	$—	$8,994,223

Fixed rate	2,370,287	691,988	2,234,531	1,579,688	2,286,620	1,634,944	10,798,058

Automobile loans	549,666	486,712	1,436,242	25,336	—	—	2,497,956

Retail consumer loans	1,474,440	353,460	1,086,653	799,601	748,001	39,867	4,502,022

Leases	178,656	138,301	424,829	224,360	135,691	36,058	1,137,895

Corporate banking loans	344,483	37,678	104,783	72,219	117,630	—	676,793

Investment securities, federal funds sold, interest-bearing deposits and other interest- earning assets	579,579	3,536	28,760	21,065	307,747	95,286	1,035,973

Total	9,388,528	3,519,976	7,437,947	3,700,673	3,789,641	1,806,155	$29,642,920

Interest-bearing liabilities:

Deposits:

Checking, savings, money market accounts and escrow accounts	700,938	630,407	3,624,837	3,624,837	—	—	$8,581,019

Certificates of deposit	5,233,708	2,198,008	1,760,543	1,041,740	257,648	17,023	10,508,670

FHLB advances	4,039,536	2,051,367	2,191,122	731,584	212,336	205	9,226,150

Reverse repurchase agreements	283,297	—	—	—	—	—	283,297

Other borrowings	11,279	13,600	12,229	102,440	90,744	1,985	232,277

Total	10,268,758	4,893,382	7,588,731	5,500,601	560,728	19,213	$28,831,413

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	(880,230)	(1,373,406)	(150,784)	(1,799,928)	3,228,913	1,786,942

Impact of hedging	(1,286,777)	38,634	418,143	700,000	130,000	—

Adjusted interest-sensitivity gap	$(2,167,007)	$(1,334,772)	$267,359	$(1,099,928)	$3,358,913	$1,786,942

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(2,167,007)	$(3,501,779)	$(3,234,420)	$(4,334,348)	$(975,435)	$811,507

Cumulative interest-sensitivity gap as a percentage of total assets at December 31, 1999	(6.81)%	(11.01)%	(10.17)%	(13.62)%	(3.07)%	2.55%

Capital and Dividends

Charter One, Charter One Bank, and Charter One Commercial are each subject to certain regulatory capital requirements. We believe that as of December 31, 1999, Charter One, Charter One Bank, and Charter One Commercial each individually met all capital requirements to which they were subject. See Note 12 to the Notes to Consolidated Financial Statements for an analysis of our regulatory capital.

   During June 1999, our Board of Directors authorized management to purchase up to 6 million shares of Charter One common stock in a systematic program of open market or privately negotiated purchases. We purchased 2.6 million shares of common stock under the buyback program, which was rescinded prior to the close of our acquisition of St. Paul. The shares were reissued in connection with the 5% stock dividend issued September 30, 1999 and employee benefit plans.

   In October 1999, our Board of Directors authorized a second buyback to repurchase up to 3.3 million shares of Charter One common stock in a program of open market or privately negotiated purchases. As of December 31, 1999, we had purchased 3.1 million shares under this second buyback program. The repurchased shares are reserved in treasury for later reissue in connection with employee benefit plans.

   We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations and Charter One Bank’s ability to upstream funds. Charter One depends significantly upon dividends originating from Charter One Bank to accumulate earnings for payment of cash dividends to our shareholders. See Note 12 to the Notes to Consolidated Financial Statements for a discussion of restrictions on Charter One Bank’s ability to pay cash dividends.

   On July 21, 1999, our Board of Directors approved a 5% stock dividend which was distributed September 30, 1999, to shareholders of record on September 14, 1999. See Note 1 to the Notes to Consolidated Financial Statements for a summary of stock dividend and stock split activity over the past three years.

   Quarterly stock prices and cash dividends declared are shown in the following table. All prices have been restated to reflect prior stock dividends and stock splits. Our common stock commenced trading on the New York Stock Exchange under the symbol CF on

SPECIAL REPORT 1999

December 6, 1999. Previously, our common stock was traded on the Nasdaq Stock Market under the symbol COFI. As of March 3, 2000 there were 21,379 shareholders of record.

Market Price and Dividends

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

1999

High	$30.53	$30.60	$26.91	$26.44	$30.60

Low	23.99	25.18	21.08	17.50	17.50

Close	27.49	26.49	23.13	19.13	19.13

Dividends declared and paid	.13	.15	.16	.16	.60

1998

High	$30.90	$33.23	$32.54	$29.10	$33.23

Low	21.77	27.21	20.81	16.79	16.79

Close	30.36	30.56	23.70	26.43	26.43

Dividends declared and paid	.12	.12	.13	.13	.50

Quarterly Results

The following table presents summarized quarterly data for each of the years indicated. Earnings per share have been restated to reflect prior stock dividends and stock splits.

Quarterly Financial Data (Unaudited)

	1999

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$525,393	$522,825	$538,838	$541,399	$2,128,455

Net interest income	235,549	233,173	233,109	232,273	934,104

Provision for loan and lease losses	6,770	7,843	7,366	13,258	35,237

Net gains (losses)	6,817	6,989	(1,856)	(68,997)	(57,047)

Merger expenses	2,200	3,519	1,921	55,886	63,526

Income before extraordinary item	102,946	108,376	104,502	19,706	335,530

Net income	102,946	108,376	104,502	18,152	333,976

Basic earnings per share:

Income before extraordinary item	.48	.51	.49	.09	1.57

Extraordinary item	—	—	—	(.01)	(.01)

Net income	.48	.51	.49	.08	1.56

Diluted earnings per share:

Income before extraordinary item	.47	.49	.48	.09	1.53

Extraordinary item	—	—	—	(.01)	(.01)

Net income	$.47	$.49	$.48	$.08	$1.52

	1998

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$532,307	$529,381	$536,530	$532,114	$2,130,332

Net interest income	220,081	220,180	220,009	225,954	886,224

Provision for loan and lease losses	6,293	6,835	10,055	8,142	31,325

Net gains	6,894	6,592	7,660	9,719	30,865

Merger expenses	—	—	9,025	55,657	64,682

Income before extraordinary item	87,900	92,728	68,536	56,560	305,724

Net income (loss)	87,900	92,728	68,536	(5,098)	244,066

Basic earnings per share:

Income before extraordinary item	.41	.43	.32	.27	1.43

Extraordinary item	—	—	—	(.29)	(.29)

Net income (loss)	.41	.43	.32	(.02)	1.14

Diluted earnings per share:

Income before extraordinary item	.40	.42	.31	.26	1.39

Extraordinary item	—	—	—	(.28)	(.28)

Net income (loss)	$.40	$.42	$.31	$(.02)	$1.11

CHARTER ONE FINANCIAL, INC.

Discussion of Forward-looking Statements

This document, including information included or incorporated by reference, contains, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about Charter One and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The important factors we discuss below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document and identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

Economic Conditions and Real Estate Risk– Our lending operations (exclusive of our mortgage banking and auto finance operations) are primarily concentrated in Ohio, Michigan, New York, Illinois, Vermont and Massachusetts. As a result, our financial condition and results of operations will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, we may experience higher default rates in our existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, our ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected.

Interest Rate Risk– Charter One realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the duration of the loan portfolio and/or the deposit base, which could alter our sensitivity to future changes in interest rates.

SPECIAL REPORT 1999

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION	Charter One Financial, Inc.

	December 31,

(Dollars in thousands, except per share data)	1999	1998

Assets

Cash and deposits with banks	$689,082	$573,507

Federal funds sold and other	4,450	148,753

Total cash and cash equivalents	693,532	722,260

Investment securities:

Trading	13,380	—

Available for sale	482,695	576,857

Held to maturity (fair value of $44,410 and $52,858)	46,006	52,215

Mortgage-backed securities:

Available for sale	4,193,134	2,636,755

Held to maturity (fair value of $1,909,313 and $2,984,642)	1,907,246	2,933,531

Loans and leases, net	22,276,862	21,978,950

Loans held for sale	35,988	240,461

Bank owned life insurance	709,173	52,366

Federal Home Loan Bank stock	471,191	386,298

Premises and equipment	317,205	297,867

Accrued interest receivable	156,244	152,626

Real estate and other collateral owned	36,358	32,588

Loan servicing assets	118,792	93,173

Goodwill	188,826	159,339

Other assets	172,431	164,921

Total assets	$31,819,063	$30,480,207

Liabilities

Deposits	$19,073,975	$19,023,700

Federal Home Loan Bank advances	9,226,150	7,512,203

Reverse repurchase agreements	283,297	763,942

Other borrowings	232,277	246,012

Advance payments by borrowers for taxes and insurance	80,309	74,868

Accrued interest payable	95,323	71,674

Accrued expenses and other liabilities	430,032	402,772

Total liabilities	29,421,363	28,095,171

Commitments and contingencies

Shareholders’ Equity

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,397,685 and 206,668,865 shares issued	2,124	2,067

Additional paid-in capital	1,736,726	1,289,164

Retained earnings	734,510	1,068,592

Less 3,140,000 and 860,478 shares of common stock held in treasury, at cost	(65,502)	(15,325)

Borrowings of employee investment and stock ownership plan	(3,138)	(5,288)

Accumulated other comprehensive income	(7,020)	45,826

Total shareholders’ equity	2,397,700	2,385,036

Total liabilities and shareholders’ equity	$31,819,063	$30,480,207

See notes to consolidated financial statements.

CHARTER ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME	Charter One Financial, Inc.

	Year Ended December 31,

(Dollars in thousands, except per share data)	1999	1998	1997

Interest income:

Loans and leases	$1,683,662	$1,604,243	$1,416,455

Mortgage-backed securities:

Available for sale	214,119	165,628	135,557

Held to maturity	155,141	261,743	377,667

Investment securities:

Trading	363	—	—

Available for sale	36,276	44,656	59,434

Held to maturity	2,453	4,378	4,215

Other interest-earning assets	36,441	49,684	39,115

Total interest income	2,128,455	2,130,332	2,032,443

Interest expense:

Deposits	718,047	766,102	757,979

FHLB advances	432,043	341,211	254,786

Other borrowings	44,261	136,795	192,476

Total interest expense	1,194,351	1,244,108	1,205,241

Net interest income	934,104	886,224	827,202

Provision for loan and lease losses	35,237	31,325	48,653

Net interest income after provision for loan and lease losses	898,867	854,899	778,549

Other income:

Retail banking	197,279	161,308	130,241

Mortgage banking	48,570	62,190	41,224

Leasing operations	10,480	8,189	8,043

Net gains (losses)	(57,047)	30,865	700

Other	31,315	10,042	5,758

Total other income	230,597	272,594	185,966

Administrative expenses:

Compensation and employee benefits	275,454	272,137	275,433

Net occupancy and equipment	95,547	93,286	108,040

Federal deposit insurance premiums	8,256	8,315	9,593

Merger expenses	63,526	64,682	60,617

Amortization of goodwill	14,011	13,552	10,016

Other administrative expenses	176,533	213,368	134,341

Total administrative expenses	633,327	665,340	598,040

Income before income taxes and extraordinary item	496,137	462,153	366,475

Income taxes	160,607	156,429	112,892

Income before extraordinary item	335,530	305,724	253,583

Extraordinary item, net of tax benefit of $837, $33,200 and $1,675	1,554	61,658	3,131

Net income	$333,976	$244,066	$250,452

Basic earnings per share(1):

Income before extraordinary item	$1.57	$1.43	$1.20

Extraordinary item	(.01)	(.29)	(.01)

Net income	$1.56	$1.14	$1.19

Diluted earnings per share(1):

Income before extraordinary item	$1.53	$1.39	$1.16

Extraordinary item	(.01)	(.28)	(.01)

Net income	$1.52	$1.11	$1.15

Average common shares outstanding(1)	213,089,025	213,768,051	211,040,947

Average common and common equivalent shares outstanding(1)	217,845,866	220,464,809	218,620,687

(1)	Restated to reflect the 5% stock dividend issued September 30, 1999.

See Notes to Consolidated Financial Statements.

SPECIAL REPORT 1999

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	Charter One Financial, Inc.

						Borrowings
						of Employee
					Accumulated	Investment
		Additional			Other	and Stock
	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Stock	Income	Plan

Balance, January 1, 1997	$2,061	$862,930	$1,348,845	$(168,185)	$1,271	$(12,929)

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	24,597	—

Net income	—	—	250,452	—	—	—

Comprehensive income	—	—	250,452	—	24,597	—

5% stock dividend	62	177,656	(177,978)	24	—	—

Purchase of 4,174,549 shares of treasury stock	—	—	—	(68,562)	—	—

EISOP loan repayment	—	59	—	—	—	2,473

Dividends paid ($0.43 per share)(1)	—	—	(76,745)	—	—	—

Issuance of common shares:

Acquisition, 1,899,022 shares	18	55,528	—	—	—	—

Stock option plans, 3,352,458 shares	16	12,562	(12,630)	24,801	—	—

Other	(55)	(67,399)	—	69,356	—	—

Balance, December 31, 1997	2,102	1,041,336	1,331,944	(142,566)	25,868	(10,456)

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	19,958	—

Net income	—	—	244,066	—	—	—

Comprehensive income	—	—	244,066	—	19,958	—

5% stock dividend	26	68,746	(163,122)	94,263	—	—

Purchase of 2,052,433 shares of treasury stock	—	—	—	(60,693)	—	—

EISOP loan repayment	—	3,772	—	—	—	5,168

Dividends paid ($0.50 per share)(1)	—	—	(100,313)	—	—	—

Issuance of common shares in connection with stock option plans, 2,584,445 shares	2	7,463	(13,699)	30,011	—	—

Other	(63)	167,847	(230,284)	63,660	—	—

Balance, December 31, 1998	2,067	1,289,164	1,068,592	(15,325)	45,826	(5,288)

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	(52,846)	—

Net income	—	—	333,976	—	—	—

Comprehensive income	—	—	333,976	—	(52,846)	—

5% stock dividend	58	126,121	(189,659)	63,254	—	—

Purchase of 6,799,102 shares of treasury stock	—	—	—	(160,381)	—	—

EISOP loan repayment	—	—	—	—	—	2,150

Dividends paid ($0.60 per share)(1)	—	—	(134,102)	—	—	—

Issuance of common shares in connection with stock option plans, 2,101,123 shares	13	10,615	(4,384)	17,923	—	—

Other	(14)	310,826	(339,913)	29,027	—	—

Balance, December 31, 1999	$2,124	$1,736,726	$734,510	$(65,502)	$(7,020)	$(3,138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

(Dollars in thousands, except per share data)	Total

Balance, January 1, 1997	$2,033,993

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	24,597

Net income	250,452

Comprehensive income	275,049

5% stock dividend	(236)

Purchase of 4,174,549 shares of treasury stock	(68,562)

EISOP loan repayment	2,532

Dividends paid ($0.43 per share)(1)	(76,745)

Issuance of common shares:

Acquisition, 1,899,022 shares	55,546

Stock option plans, 3,352,458 shares	24,749

Other	1,902

Balance, December 31, 1997	2,248,228

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	19,958

Net income	244,066

Comprehensive income	264,024

5% stock dividend	(87)

Purchase of 2,052,433 shares of treasury stock	(60,693)

EISOP loan repayment	8,940

Dividends paid ($0.50 per share)(1)	(100,313)

Issuance of common shares in connection with stock option plans, 2,584,445 shares	23,777

Other	1,160

Balance, December 31, 1998	2,385,036

Comprehensive income:

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	(52,846)

Net income	333,976

Comprehensive income	281,130

5% stock dividend	(226)

Purchase of 6,799,102 shares of treasury stock	(160,381)

EISOP loan repayment	2,150

Dividends paid ($0.60 per share)(1)	(134,102)

Issuance of common shares in connection with stock option plans, 2,101,123 shares	24,167

Other	(74)

Balance, December 31, 1999	$2,397,700

(1)	Restated to reflect the 5% stock dividend issued September 30, 1999.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS	Charter One Financial, Inc.

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Cash Flows from Operating Activities

Net income	$333,976	$244,066	$250,452

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	35,237	31,325	48,653

Provision for deferred income taxes	98,449	67,219	18,915

Net (gains) losses	61,602	(11,012)	15,101

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	59,716	89,588	74,462

Origination of loans held for sale	(1,929,167)	(2,348,778)	(1,798,435)

Proceeds from sale of loans held for sale	1,924,999	2,059,994	1,739,649

Loss on extinguishment of debt	2,391	94,858	4,806

Other	119,736	(78,176)	(17,140)

Net cash provided by operating activities	706,939	149,084	336,463

Cash Flows from Investing Activities

Net principal disbursed on loans and leases	(3,283,758)	(2,560,936)	(1,874,801)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	1,026,772	1,739,018	1,050,377

Mortgage-backed securities available for sale	485,434	590,676	196,196

Investment securities held to maturity	23,423	350	80,672

Investment securities available for sale	236,716	876,453	412,734

Proceeds from sale of:

Mortgage-backed securities held to maturity	—	—	128,009

Mortgage-backed securities available for sale	1,641,810	829,774	14,670

Investment securities available for sale	539,163	18,484	291,117

Federal Home Loan Bank stock	26,810	126,806	39,207

Loan servicing assets	—	13,937	29,699

Purchases of:

Mortgage-backed securities available for sale	(210,389)	(155,870)	(29,685)

Investment securities available for sale	(711,087)	(382,358)	(1,143,092)

Loans	(465,773)	(1,714,529)	(1,144,819)

Federal Home Loan Bank stock	(86,294)	(63,916)	(143,576)

Loan servicing assets, including those originated	(35,757)	(36,767)	(5,835)

Bank owned life insurance	(630,000)	(50,000)	—

Net cash and cash equivalents received in connection with acquisitions	133,845	—	451,598

Other	(73,737)	(26,246)	(54,080)

Net cash used in investing activities	(1,382,822)	(795,124)	(1,701,609)

Cash Flows from Financing Activities

Net increase (decrease) in short-term borrowings	1,347,712	(2,106,883)	(1,327,367)

Proceeds from long-term borrowings	886,480	6,791,587	7,044,191

Repayments of long-term borrowings	(1,014,893)	(4,880,315)	(3,918,329)

Increase (decrease) in, net of acquisitions:

Deposits	(306,969)	1,159,265	(337,076)

Advance payments by borrowers for taxes and insurance	5,441	(108,876)	24,254

Payment of dividends on common stock	(134,328)	(100,400)	(76,981)

Proceeds from issuance of common stock	24,093	24,937	26,651

Purchase of treasury stock	(160,381)	(60,693)	(68,562)

Other	—	(560)	(3,845)

Net cash provided by financing activities	647,155	718,062	1,362,936

Net increase (decrease) in cash and cash equivalents	(28,728)	72,022	(2,210)

Cash and cash equivalents, beginning of year	722,260	650,238	624,285

Adjustment to convert RCSB Financial, Inc. to calendar year end	—	—	28,163

Cash and cash equivalents, end of year	$693,532	$722,260	$650,238

See Notes to Consolidated Financial Statements.

SPECIAL REPORT 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The accounting policies of Charter One Financial, Inc. (“Charter One” or the “Company”), a bank holding company, and Charter One Commercial and Charter One Bank, F.S.B. (collectively, the “Bank”), conform to generally accepted accounting principles and prevailing practices within the banking and thrift industry. A summary of the more significant accounting policies follows:

Nature of Operations– Headquartered in Cleveland, Ohio, Charter One is a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with its November 30, 1998 acquisition of ALBANK Financial Corporation (“ALBANK”), which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial (formerly ALBANK Commercial). Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The Company’s principal line of business is consumer banking.

Basis of Presentation– The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 1998 and 1997 have been reclassified to conform to the 1999 presentation. Financial data for all prior periods has been restated to reflect the 1999 merger with St. Paul Bancorp, Inc. (“St. Paul”). The merger was accounted for as a pooling of interests. Cash dividends per common share are those of Charter One declared prior to the merger with St. Paul.

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

Securities– Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss recorded in the Consolidated Statements of Income. Securities classified as available for sale are carried on the

Consolidated Statements of Financial Condition at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Securities classified as held to maturity are carried on the Consolidated Statements of Financial Condition at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Security sales are recorded on a trade date basis.

Loans– Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans. Discounts and premiums are accreted or amortized using the interest method over the remaining period to contractual maturity adjusted for anticipated prepayments. Unamortized net fees or costs are recognized upon early repayment of the loans. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses.

   A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service ratio is less than 1.0 and principal recovery is in doubt. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $1 million to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of generally accepted accounting principles.

   Loans and leases considered to be nonperforming include nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days, and restructured loans. A loan, including an impaired loan, is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired but remain on accrual status when the borrower demonstrates (by continuing to make payments) a willingness to keep the loan current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management’s judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance

CHARTER ONE FINANCIAL, INC.

with its original contractual terms). Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management’s judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or other terms due to the inability of the borrower to meet the obligation under the original terms. The Bank charges off principal at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased.

Lease Accounting– The Company classifies leases at the inception of the lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Estimated residual values are reviewed at least annually and reduced if necessary.

   Direct Financing Leases — At lease inception, the present values of future rentals and of the residual are recorded as net investment in direct financing leases. Unearned interest income is amortized to interest income over the lease term to produce a constant percentage return on the investment. Sales commissions and other direct costs incurred in direct financing leases are capitalized and recorded as part of the net investment in leases and are amortized over the lease term.

   Sales-Type Leases — At the inception of the lease, the present value of future rentals is recorded as an equipment sale. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

   Leveraged Leases — Income on leveraged leases is recognized at a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.

Allowance for Loan and Lease Losses–The allowance for loan and lease losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Provisions for loan and lease losses are based on management’s review of the historical loan and lease loss experience and such other factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating potential credit losses.

   In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Bank. Once a review is completed, the need for a specific reserve is determined by senior management and allocated to the loan. Other loans not specifically reviewed by management are evaluated using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors which may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan and lease losses, consideration is given to geographic concentration and the closely-associated effect changing economic conditions have on the Bank’s customers.

Loan Fees– Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank’s experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

Loan Servicing Assets– The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined by reference to recent trades of comparable servicing assets, or is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 1999 and 1998, virtually all such recorded assets related to residential mortgage loans. Loan servicing assets are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

SPECIAL REPORT 1999

NOTES (continued)

Off-Balance-Sheet Financial Instruments–Interest rate risk management instruments used in asset/liability management activities are accounted for using the accrual method. Derivatives are utilized by the Company for hedging purposes and not for trading. The net interest received or paid on these instruments is recognized over the lives of the respective contracts as an adjustment to interest expense. Gains and losses on terminated agreements are deferred and amortized to interest expense over the remaining original term of the applicable agreement. If the assigned liability is eliminated, the gain or loss on the terminated agreement is recognized immediately.

   In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

Premises and Equipment– Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.

Real Estate Owned– Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

Goodwill– Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition and is being amortized using the straight-line method over 15 years or less. Management periodically reviews intangible assets for possible impairment if there is a significant event that detrimentally affects operations.

Income Taxes– Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return.

Consolidated Statements of Cash Flows–For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the assets or liabilities hedged.

Stock Split and Dividends– On July 21, 1999, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 1999 to shareholders of record on September 14, 1999. On July 22, 1998, the Board of Directors of the Company approved a 5% stock dividend which was distributed September 30, 1998, to shareholders of record on September 14, 1998. On August 20, 1997, the Board of Directors of the Company approved a 5% stock dividend which was distributed October 31, 1997, to shareholders of record on October 17, 1997.

   On April 22, 1998, the Company declared a 2-for-1 stock split in the form of a stock dividend. The dividend was payable on May 20, 1998 to shareholders of record as of May 6, 1998.

Earnings Per Share– Basic earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect all prior stock dividends and stock splits.

Comprehensive Income– In accordance with SFAS No. 130, “Reporting Comprehensive Income,” reclassification adjustments have been determined for all components of other comprehensive income reported in the Company’s Consolidated Statements of Shareholders’ Equity. Amounts presented within those statements are net of the following reclassification adjustments and related taxes:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Other comprehensive income, before tax:

Net unrealized holding gain (loss) on securities	$(144,501)	$50,978	$39,572

Reclassification adjustment for (gains) losses included in net income	63,200	(20,273)	(1,731)

Other comprehensive income (loss), before tax	(81,301)	30,705	37,841

Income tax expense (benefit) related to items of other comprehensive income	(28,455)	10,747	13,244

Other comprehensive income (loss), net of tax	$(52,846)	$19,958	$24,597

CHARTER ONE FINANCIAL, INC.

New Accounting Standards– On January 1, 1999, the Company adopted SFAS No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise.” This statement amends SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” and conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The adoption of this statement did not have a material effect on the Company’s financial position and results of operations.

   In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Early application is still permitted. Management has not completed the process of evaluating SFAS No. 133 and therefore has not determined the impact that adopting this statement will have on the financial position and results of operations.

2.	Business Combinations and Asset Acquisitions

The tables below set forth the Company’s business combinations and asset acquisitions during the past three years.

Business Combinations

		Assets at	Common	Method
	Date	Date of	Shares	of	Goodwill
(Dollars in thousands)	Completed	Merger	Issued	Accounting	Recorded

St. Paul Bancorp, Inc.	10/1/1999	$6,200,000	39,892,023	Pooling	—

ALBANK Financial Corporation	11/30/1998	4,200,000	30,479,758	Pooling	—

CS Financial Corporation	10/16/1998	393,900	2,131,500	Pooling	—

Beverly Bancorporation, Inc.	7/1/1998	705,000	6,144,090	Pooling	—

RCSB Financial, Inc.	10/3/1997	4,100,000	27,008,352	Pooling	—

Haverfield Corporation(1)	9/19/1997	363,300	1,899,022	Purchase	$26,000

(1)	Operations of Haverfield have been included in the Consolidated Statements of Income from the date of acquisition.

Branch Purchases

		Date	Deposits	Loans	Goodwill
(Dollars in thousands)	Branches	Completed	Assumed	Acquired	Recorded

Chittenden Corporation	14	11/5/1999	$357,500	$84,700	$43,600

Key Bank	35	11/10/1997	540,900	52,200	40,600

Green Mountain Bank	6	9/27/1997	107,700	108,400	8,200

On November 5, 1999, the Company completed its acquisition of 14 Vermont National Bank offices from Chittenden Corporation (“Chittenden”), which was accounted for as a purchase. The acquisition was related to the branch divestiture required by federal regulators relative to Chittenden’s pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. The pro forma effect of the Chittenden acquisition was not material.

   On October 1, 1999, Charter One completed a strategic alliance with St. Paul, a publicly traded savings and loan holding company headquartered in Chicago, Illinois. The contribution of St. Paul to consolidated total income and net income for the periods prior to the merger and after reclassifications to conform presentation is as follows:

	Total Income			Net Income

	January 1,	Year Ended		January 1,	Year Ended
	1999 to	December 31,		1999 to	December 31,
	September 30,			September 30,
(Dollars in thousands)	1999	1998	1997	1999	1998	1997

Charter One	$1,480,079	$1,972,016	$1,801,852	$274,653	$215,361	$194,393

St. Paul	325,517	430,910	416,557	41,171	28,705	56,059

Total	$1,805,596	$2,402,926	$2,218,409	$315,824	$244,066	$250,452

Total assets and shareholders’ equity of St. Paul as of October 1, 1999 (unaudited) were $6.2 billion and $505.5 million, respectively. Additionally, St. Paul paid cash dividends on its common stock of $24.0 million, $19.6 million, and $13.7 million in 1999, 1998, and 1997, respectively.

   The following tables reconcile merger-related charges in each of the last three years between cash, noncash and accrual activity.

	1999

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$23,293	$16,403	$39,696	$(11,411)	$18,959

Premises and equipment	3,757	65	3,822	(3,797)	93

Professional fees	14,872	75	14,947	(3,462)	53

Conversion and other	2,257	—	2,257	(6,504)	1,295

Total cash	44,179	16,543	60,722	(25,174)	20,400

Non-cash:

Write-off of discontinued assets	2,572	—	2,572	—	—

Conversion and other	232	—	232	—	—

Total non-cash	2,804	—	2,804	—	—

Total merger-related charges	$46,983	$16,543	$63,526	$(25,174)	$20,400

SPECIAL REPORT 1999

NOTES (continued)

	1998

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$4,592	$12,812	$17,404	$(10,785)	$13,967

Premises and equipment	842	3,825	4,667	(4,080)	3,825

Professional fees	11,161	3,440	14,601	—	3,440

Conversion and other	1,157	5,950	7,107	(5,086)	7,799

Total cash	17,752	26,027	43,779	(19,951)	29,031

Non-cash:

Write-off of discontinued assets	18,196	—	18,196	—	—

Conversion and other	2,707	—	2,707	—	—

Total non-cash	20,903	—	20,903	—	—

Total merger-related charges	$38,655	$26,027	$64,682	$(19,951)	$29,031

	1997

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$6,518	$11,940	$18,458	$—	$11,940

Premises and equipment	—	4,080	4,080	—	4,080

Professional fees	7,468	—	7,468	—	—

Conversion and other	3,218	6,935	10,153	—	6,935

Total cash	17,204	22,955	40,159	—	22,955

Non-cash:

Write-off of discontinued assets	17,986	—	17,986	—	—

Conversion and other	2,472	—	2,472	—	—

Total non-cash	20,458	—	20,458	—	—

Total merger-related charges	$37,662	$22,955	$60,617	$—	$22,955

3.	Investment Securities

Investment securities at December 31, 1999 and 1998, were as follows:

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Trading:

Other	$13,380	$—	$—	$13,380

Total investment securities held for trading	13,380	—	—	13,380

Available for Sale:

U.S. Treasury and agency securities	342,570	5,479	8,362	339,687

Corporate notes and commercial paper	90,920	85	2,637	88,368

Other	50,375	5,166	901	54,640

Total investment securities available for sale	483,865	10,730	11,900	482,695

Held to Maturity:

U.S. Treasury and agency securities	17,058	—	292	16,766

Corporate notes and commercial paper	15,659	—	1,324	14,335

Other	13,289	75	55	13,309

Total investment securities held to maturity	46,006	75	1,671	44,410

Total	$543,251	$10,805	$13,571	$540,485

	December 31, 1998

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale:

U.S. Treasury and agency securities	$309,323	$8,505	$34	$317,794

Corporate notes and commercial paper	136,186	2,378	11	138,553

Other	109,978	11,013	481	120,510

Total investments available for sale	555,487	21,896	526	576,857

Held to Maturity:

U.S. Treasury and agency securities	38,000	264	—	38,264

Corporate notes and commercial paper	—	—	—	—

Other	14,215	380	1	14,594

Total investments held to maturity	52,215	644	1	52,858

Total	$607,702	$22,540	$527	$629,715

The Company did not have any investment securities held for trading at December 31, 1998. The weighted average interest rate on investment securities was 7.26% and 5.80% at December 31, 1999 and 1998, respectively.

Investment securities by contractual maturity, repricing or expected call date are shown below:

	December 31, 1999

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Rate

Due in one year or less	$87,006	$91,583	6.17%

Due after one year through two years	13,110	13,145	6.22

Due after two years through five years	42,525	41,995	6.21

Due after five years through ten years	307,747	299,702	7.28

Due after ten years	92,863	94,060	8.68

Total	$543,251	$540,485	7.26%

Gains on sales were $5.3 million, $662,000 and $1.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Losses on sales were $9.8 million and $269,000 for the years ended December 31, 1999 and 1997, respectively. No losses on sales were realized during the year ended December 31, 1998.

CHARTER ONE FINANCIAL, INC.

4.	Mortgage-Backed Securities

Mortgage-backed securities at December 31, 1999 and 1998 were as follows:

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale:

Participation certificates:

Government agency issues:

FNMA	$3,046,980	$4,419	$28,171	$3,023,228

FHLMC	95,736	182	884	95,034

GNMA	2,412	196	—	2,608

Collateralized mortgage obligations:

Government agency issues:

FNMA	225,961	7,062	117	232,906

FHLMC	296,538	7,953	473	304,018

GNMA	7,624	—	275	7,349

Private issues	525,345	8,702	6,056	527,991

Total mortgage-backed securities available for sale	4,200,596	28,514	35,976	4,193,134

Held to Maturity:

Participation certificates:

Government agency issues:

FNMA	549,866	1,052	6,077	544,841

FHLMC	196,704	2,305	686	198,323

GNMA	101,468	1,502	365	102,605

Private issues	162,485	545	4,315	158,715

Collateralized mortgage obligations:

Government agency issues:

FNMA	221,934	9,453	1,251	230,136

FHLMC	82,838	2,328	656	84,510

Private issues	591,951	3,436	5,204	590,183

Total mortgage-backed securities held to maturity	1,907,246	20,621	18,554	1,909,313

Total	$6,107,842	$49,135	$54,530	$6,102,447

	December 31, 1998

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale:

Participation certificates:

Government agency issues:

FNMA	$1,255,918	$28,925	$1,492	$1,283,351

FHLMC	188,003	2,255	769	189,489

GNMA	3,047	280	—	3,327

Private issues	33,115	163	968	32,310

Collateralized mortgage obligations:

Government agency issues:

FNMA	250,039	6,757	3	256,793

FHLMC	355,502	6,191	55	361,638

GNMA	9,332	42	—	9,374

Private issues	488,678	12,245	450	500,473

Total mortgage-backed securities available for sale	2,583,634	56,858	3,737	2,636,755

Held to Maturity:

Participation certificates:

Government agency issues:

FNMA	757,670	14,478	608	771,540

FHLMC	285,131	8,719	20	293,830

GNMA	132,066	2,887	1	134,952

Private issues	431,769	6,419	4,000	434,188

Collateralized mortgage obligations:

Government agency issues:

FNMA	263,574	11,125	219	274,480

FHLMC	128,444	3,886	61	132,269

Private issues	934,877	11,098	2,592	943,383

Total mortgage-backed securities held to maturity	2,933,531	58,612	7,501	2,984,642

Total	$5,517,165	$115,470	$11,238	$5,621,397

Sales of mortgage-backed securities resulted in gains of $12.4 million in 1999, $19.7 million in 1998 and $3.2 million in 1997. Losses, including write-downs to fair value, were $71.1 million in 1999, $89,000 in 1998 and $2.9 million in 1997.

SPECIAL REPORT 1999

NOTES (continued)

5. Loans and Leases

Loans and leases consist of the following:

	December 31,

	1999		1998		1997

		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Real estate mortgage loans:

Permanent:

One-to-four family	$11,365,545	51.1%	$13,311,870	60.6%	$12,471,500	65.1%

Multifamily	1,224,348	5.5	1,027,320	4.7	1,203,277	6.3

Commercial	624,517	2.8	663,448	3.0	627,816	3.3

Total permanent	13,214,410	59.4	15,002,638	68.3	14,302,593	74.7

Construction:

One-to-four family	486,512	2.2	453,762	2.1	342,915	1.7

Multifamily	75,171	.3	45,064	.2	36,234	.2

Commercial	92,993	.4	73,641	.3	48,716	.3

Total construction	654,676	2.9	572,467	2.6	427,865	2.2

Total real estate mortgage loans	13,869,086	62.3	15,575,105	70.9	14,730,458	76.9

Automobile loans	2,413,531	10.8	2,011,968	9.2	1,624,612	8.5

Retail consumer loans	4,445,892	20.0	3,284,526	14.9	2,070,707	10.8

Leases	1,137,895	5.1	734,152	3.3	439,004	2.3

Corporate banking loans	679,397	3.0	575,042	2.6	512,595	2.7

Total loans and leases held for investment	22,545,801	101.2	22,180,793	100.9	19,377,376	101.2

Less:

Loans in process	259,680	1.2	163,277	.8	143,750	.8

Unamortized net (premiums) discounts	(7,430)	—	(14,282)	(.1)	(5,292)	—

Allowance for loan and lease losses	186,400	.8	184,989	.8	181,554	.9

Net deferred loan (costs) fees	(91,133)	(.4)	(66,927)	(.3)	(35,368)	(.2)

Dealer reserve	(78,578)	(.4)	(65,214)	(.3)	(55,613)	(.3)

Total net items	268,939	1.2	201,843	.9	229,031	1.2

Loans and leases held for investment, net	$22,276,862	100.0%	$21,978,950	100.0%	$19,148,345	100.0%

Loans held for sale	$35,988		$240,461		$361,175

Loan servicing portfolio	$10,798,563		$9,916,922		$10,140,387

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1996		1995

		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total

Real estate mortgage loans:

Permanent:

One-to-four family	$10,527,582	65.9%	$9,304,966	67.7%

Multifamily	1,326,992	8.3	1,388,047	10.1

Commercial	666,555	4.2	632,610	4.6

Total permanent	12,521,129	78.4	11,325,623	82.4

Construction:

One-to-four family	284,274	1.8	144,492	1.0

Multifamily	14,517	.1	11,498	.1

Commercial	46,982	.3	46,323	.3

Total construction	345,773	2.2	202,313	1.4

Total real estate mortgage loans	12,866,902	80.6	11,527,936	83.8

Automobile loans	1,098,099	6.9	893,932	6.5

Retail consumer loans	1,610,148	10.1	1,196,263	8.7

Leases	251,133	1.6	131,352	1.0

Corporate banking loans	401,025	2.5	232,718	1.7

Total loans and leases held for investment	16,227,307	101.7	13,982,201	101.7

Less:

Loans in process	154,132	1.0	97,059	.7

Unamortized net (premiums) discounts	(1,159)	—	3,100	—

Allowance for loan and lease losses	158,211	1.0	148,619	1.1

Net deferred loan (costs) fees	(12,538)	(.1)	16,515	.1

Dealer reserve	(36,079)	(.2)	(29,488)	(.2)

Total net items	262,567	1.7	235,805	1.7

Loans and leases held for investment, net	$15,964,740	100.0%	$13,746,396	100.0%

Loans held for sale	$165,326		$143,678

Loan servicing portfolio	$11,901,443		$9,944,129

As of December 31, 1999, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank’s total loans and leases that is not included as a loan or lease category in the table above.

   The following table reflects the principal payments contractually due (assuming no prepayments) on the Bank’s construction and corporate banking loan portfolio at December 31, 1999. Management expects prepayments will cause actual maturities to be shorter.

	Principal Payments Contractually Due
	in the Year(s)
	Ended December 31,

			2005 and
(Dollars in thousands)	2000	2001-2004	Thereafter	Total

Construction loans	$314,361	$110,953	$5,382	$430,696

Corporate banking loans	240,991	231,084	207,322	679,397

Total(1)	$555,352	$342,037	$212,704	$1,110,093

(1)	Of the $554.7 million of loans due after December 31, 2000, 54% are fixed rate and 46% are adjustable rate.

The Company normally has outstanding a number of commitments to extend credit. At December 31, 1999, there were outstanding commitments to originate $1.1 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Outstanding letters of credit totaled $52.2 million as of December 31, 1999.

   At December 31, 1999, there were also outstanding unfunded consumer lines of credit of $2.2 billion and corporate banking lines of credit of $165.5 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers.

   The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation (“ICX”). The equipment leased by ICX is for commercial and industrial use only with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a borrower. A lessee is expected to be able to make the rental payments based on its business’ cash flow and the strength of its balance sheet. Leases are usually not evaluated as collateral-based transactions and, therefore, the lessee’s overall financial strength is the most important credit evaluation factor.

CHARTER ONE FINANCIAL, INC.

A summary of the investment in leases is as follows:

	December 31,

(Dollars in thousands)	1999	1998

Direct financing leases	$813,997	$439,861

Sales-type leases	82,332	103,378

Leveraged leases	241,566	190,913

Total lease financings	$1,137,895	$734,152

The components of the investment in lease financings are as follows:

	December 31,

(Dollars in thousands)	1999	1998

Total future minimum lease rentals	$890,612	$521,036

Estimated residual value of leased equipment	590,226	402,355

Initial direct costs	8,068	5,582

Less unearned income on minimum lease rentals and estimated residual value of leased equipment	351,011	194,821

Total lease financings	$1,137,895	$734,152

At December 31, 1999, future minimum lease rentals on direct financing, sales type and leveraged leases are as follows: $178.9 million in 2000; $148.2 million in 2001; $125.5 million in 2002; $96.1 million in 2003; $64.0 million in 2004; and $277.9 million thereafter.

Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are as follows:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Balance, beginning of year	$184,989	$181,554	$158,211

Adjustment to convert RCSB Financial, Inc. to a calendar year end	—	—	650

Provision	35,237	31,325	48,653

Acquired through acquisition	3,603	—	4,963

Amounts charged off	(45,484)	(38,056)	(38,235)

Recoveries	8,055	10,166	7,312

Balance, end of year	$186,400	$184,989	$181,554

The total investment in impaired loans was $18.3 million and $16.1 million at December 31, 1999 and 1998, respectively. These loans were subject to allowances for loan and lease losses of $1.2 million and $214,000 as of December 31, 1999 and 1998, respectively.

The average recorded investment in impaired loans was $17.6 million, $27.9 million, and $63.7 million for the years ended December 31, 1999, 1998, and 1997, respectively. Interest income recognized was $1.4 million, $1.6 million and $3.6 million for the years ended December 31, 1999, 1998, and 1997, respectively. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.8 million, $2.2 million, and $4.5 million for 1999, 1998 and 1997, respectively.

6.  Deposits

Deposits consist of the following:

	December 31,

	1999		1998

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Checking accounts:

Interest-bearing	$2,066,453	2.05%	$1,608,677	1.17%

Noninterest-bearing	1,263,290	—	1,258,959	—

Savings accounts	2,065,127	1.61	2,610,510	2.16

Money market accounts	3,170,435	3.41	2,789,509	3.39

Certificates of deposit	10,508,701	5.31	10,754,962	5.58

Total deposits	19,074,006	3.89	19,022,617	4.05

Unamortized premium (discount) on deposits purchased	(31)		1,083

Deposits, net	$19,073,975		$19,023,700

Including the annualized effect of applicable interest rate risk management instruments		3.79%		3.98%

A summary of all certificates of deposit by maturity follows:

(Dollars in thousands)	December 31, 1999

Within 12 months	$8,664,809

Over 12 months to 24 months	972,738

Over 24 months to 36 months	259,716

Over 36 months to 48 months	151,836

Over 48 months to 60 months	185,119

Over 60 months	274,483

Total	$10,508,701

A summary of certificates of deposit and other deposits with balances of $100,000 or more by maturity is as follows:

	December 31, 1999

	Certificates	Checking, Savings and
(Dollars in thousands)	of Deposit	Money Market Accounts

Three months or less	$396,661	$2,158,190

Over three months to six months	618,997	—

Over six months to twelve months	344,176	—

Over twelve months	322,691	—

Total	$1,682,525	$2,158,190

SPECIAL REPORT 1999

NOTES (continued)

Investment securities and mortgage-backed securities with a book value of $544.4 million at December 31, 1999 and $338.4 million at December 31, 1998, are pledged to secure public deposits and for other purposes required or permitted by law.

7.  Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances at December 31, 1999, are secured by the Company’s investment in the stock of the FHLB, as well as certain real estate loans aggregating $12.7 billion and mortgage-backed securities aggregating $2.1 billion. FHLB advances are comprised of the following:

	December 31,

	1999		1998

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Fixed-rate advances	$8,502,941	5.24%	$6,938,473	5.00%

Variable-rate advances	723,209	6.24	573,730	5.36

Total advances, net	$9,226,150	5.32%	$7,512,203	5.04%

Scheduled repayments of FHLB advances are as follows:

	December 31, 1999

	Fixed-Rate Advances		Variable-Rate Advances

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Maturing in:

2000	$3,990,000	5.40%	$125,000	6.40%

2001	1,110,247	5.16	200,000	6.06

2002	475,000	5.34	—	—

2003	1,900,000	4.93	—	—

2004	100,000	5.34	—	—

Thereafter	927,694	5.21	398,209	6.28

Total FHLB advances, net	$8,502,941	5.24%	$723,209	6.24%

At December 31, 1999, certain fixed-rate agreements are convertible to LIBOR at the counterparty’s option beginning in 2000. If the counterparty exercises its option, the Company can prepay the advance in full or part on the effective conversion date or on the quarterly repricing date.

8.  Reverse Repurchase Agreements

The Company enters into reverse repurchase agreements with the FHLB and large investment banking firms. The agreements to repurchase assets correspond with sales of the Company’s securities which are treated as financings for financial statement purposes. The securities subject to repurchase agreements were delivered to the FHLB or brokers arranging the transactions who hold the collateral until maturity of the agreements.

Reverse repurchase agreements consist of the following:

	December 31,

	1999		1998

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within 30 days	$43,297	4.66%	$43,880	4.61%

30 days to within 90 days	240,000	5.75	75,000	5.22

Over one year	—	—	645,062	5.55

Total	$283,297	5.58%	$763,942	5.46%

At December 31, 1999, there were no amounts at risk with any counterparties exceeding 10% of shareholders’ equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

9.  Other Borrowings

Other borrowings consist of the following:

	December 31,

(Dollars in thousands)	1999	1998

Senior notes, due February 15, 2004, interest payable at 7.125% (net of unamortized discount of $1,063 in 1999 and $1,331 in 1998)	$94,322	$98,669

Zero coupon bonds of $156 million at December 31, 1999 and $172 million at December 31, 1998 due February 2005, with yield to maturity of 11.37%	87,624	86,230

Installment obligations without recourse	30,868	19,696

Mortgage-backed notes	—	16,400

Variable-rate bonds, due December 1, 2015, interest payable semi-annually at 4.75% with a ceiling of 9.50%	10,000	10,000

Mortgage loan sale agreement	5,790	8,233

Other	3,673	6,784

Total	$232,277	$246,012

The zero coupon bonds are collateralized by mortgage-backed securities with a book value of $176.1 million and $221.1 million at December 31, 1999 and 1998, respectively.

10.  Interest Rate Risk Management Instruments

The Company utilizes various types of interest rate contracts in managing its interest rate risk profile. The Company utilizes fixed receipt swaps to convert certain longer term callable certificates of deposit into short-term variable instruments. Under these agreements Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

   The Company has utilized fixed payment swaps to convert certain floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts.

CHARTER ONE FINANCIAL, INC.

Information on the swaps, by maturity date, is as follows:

	December 31, 1999

	Notional	Receiving		Paying
	Principal	Interest		Interest
(Dollars in thousands)	Amount	Rate		Rate

Fixed payment and variable receipt

1999	$—	—%		—%

2002	25,000	5.58		6.44

	$25,000	5.58	%(1)	6.44%

Variable payment and fixed receipt

2000	$40,000	5.55%		6.16%

2001	420,000	6.38		6.14

2003	120,000	6.14		6.14

2004	580,000	7.01		6.15

2005	25,000	7.00		5.87

2006	40,000	7.00		6.37

2009	65,000	7.32		6.16

Total	$1,290,000	6.69%		6.15	%(1)

	December 31, 1998

	Notional	Receiving		Paying
	Principal	Interest		Interest
(Dollars in thousands)	Amount	Rate		Rate

Fixed payment and variable receipt

1999	$109,290	5.30%		5.88%

2002	25,000	5.75		6.44

	$134,290	5.39	%(1)	5.99%

Variable payment and fixed receipt

2000	$120,000	5.80%		5.31%

2001	—	—		—

2003	230,000	6.32		5.30

2004	—	—		—

2005	—	—		—

2006	—	—		—

2009	—	—		—

Total	$350,000	6.14%		5.30	%(1)

(1)	Rates are based on LIBOR.

The Company is exposed to credit loss in the event of nonperformance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.

   The net benefit of interest rate risk management instruments included in interest expense was as follows:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Interest (income) expense:

Deposits	$(9,886)	$(7,699)	$(14,358)

FHLB advances	86	214	531

Reverse repurchase agreements	(236)	(274)	(489)

Mortgage loans	273	59	51

Total	$(9,763)	$(7,700)	$(14,265)

11.  Income Taxes

The provision for income taxes consists of the following components:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Current	$62,158	$89,210	$93,977

Deferred	98,449	67,219	18,915

Total	$160,607	$156,429	$112,892

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended December 31,

	1999		1998		1997

(Dollars in thousands)	Dollars	Rate	Dollars	Rate	Dollars	Rate

Tax at statutory rate	$173,648	35.0%	$161,754	35.0%	$128,266	35.0%

Decrease due to:

Bank owned life insurance	(9,191)	(1.9)	(831)	(0.2)	—	—

Change in valuation allowance for deferred tax assets	—	—	(1,558)	(0.4)	(4,891)	(1.3)

Income tax benefit of corporate realignment	—	—	—	—	(5,963)	(1.6)

Other	(3,850)	(0.7)	(2,936)	(0.6)	(4,520)	(1.3)

Income tax provision	$160,607	32.4%	$156,429	33.8%	$112,892	30.8%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,

(Dollars in thousands)	1999	1998	1997

Deferred tax assets:

Book allowance for loan losses	$61,847	$64,390	$66,324

Accrued and deferred compensation	3,176	11,984	17,293

Net unrealized loss on securities	3,774	—	—

Alternative minimum tax credit	22,850	12,360	—

Other	51,317	30,085	32,639

Total deferred tax assets	142,964	118,819	116,256

Less: valuation allowance	—	—	(1,558)

Deferred tax assets, net	142,964	118,819	114,698

Deferred tax liabilities:

Leasing activities, net	225,459	128,840	62,738

FHLB stock dividends	32,709	24,221	21,811

Tax allowance for loan losses	5,081	6,610	8,432

Net unrealized gain on securities	—	21,524	15,023

Other	41,356	26,114	21,464

Total deferred tax liabilities	304,605	207,309	129,468

Net deferred tax liability	$(161,641)	$(88,490)	$(14,770)

In 1999 and 1998, Charter One recaptured excess bad debt reserves of $4.3 million and $5.4 million, respectively, resulting in payments of $1.5 million and $1.9 million which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a “bank.” Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $297 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

SPECIAL REPORT 1999

NOTES (continued)

12.  Regulatory Matters

Federal Reserve Board (“FRB”) regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $92.2 million and $113.3 million at December 31, 1999 and 1998, respectively.

   The Bank may not declare or pay cash dividends on its shares of common stock if the payment would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1999, approximately $250.8 million of the Company’s retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.

   Following its November 1998 acquisition of ALBANK, Charter One became a bank holding company, converting from a unitary savings and loan holding company. As a bank holding company, Charter One is now subject to regulation by the FRB under the Bank Holding Company Act of 1956, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

   Quantitative measures established by regulation to ensure capital adequacy require Charter One and Charter One Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and Tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets.

   Each regulator of Charter One requires an institution to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of an institution’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   The actual regulatory capital ratios calculated for Charter One, Charter One Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action areas follows:

	December 31, 1999

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:

Total capital to risk-weighted assets	$2,404,336	11.16%	$1,722,825	*8.00%	$2,153,532	*10.00%

Tier 1 capital to risk-weighted assets	2,213,534	10.28	861,413	*4.00	1,292,119	*6.00

Tier 1 capital to average assets	2,213,534	7.05	1,255,645	*4.00	1,569,567	*5.00

Charter One Commercial(1):

Total capital to risk-weighted assets	41,337	40.92	8,081	*8.00	10,101	*10.00

Tier 1 capital to risk-weighted assets	41,337	40.92	4,040	*4.00	6,061	*6.00

Tier 1 capital to average assets	41,337	13.66	12,104	*4.00	15,129	*5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,115,163	10.00	1,691,462	*8.00	2,114,327	*10.00

Tier 1 capital to risk-weighted assets	1,605,506	7.59	N/A	N/A	1,268,596	*6.00

Core capital to adjusted tangible assets	1,619,927	5.10	1,270,858	*4.00	1,588,572	* 5.00

Tangible capital to tangible assets	1,618,856	5.10	476,566	*1.50	N/A	N/A

	December 31, 1998

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:

Total capital to risk-weighted assets	$1,812,053	10.86%	$1,335,073	*8.00%	$1,668,841	* 10.00%

Tier 1 capital to risk-weighted assets	1,659,578	9.94	667,537	*4.00	1,001,305	*6.00

Tier 1 capital to average assets	1,659,578	6.86	967,071	*4.00	1,208,838	*5.00

ALBANK Commercial(1):

Total capital to risk-weighted assets	40,720	14.55	22,392	*8.00	27,990	*10.00

Tier 1 capital to risk-weighted assets	39,037	13.95	11,196	*4.00	16,794	*6.00

Tier 1 capital to average assets	39,037	5.92	26,375	*4.00	32,969	*5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,062,242	10.93	1,509,179	*8.00	1,886,473	*10.00

Tier 1 capital to risk-weighted assets	1,694,177	8.98	N/A	N/A	1,131,884	*6.00

Core capital to adjusted tangible assets	1,694,177	5.67	896,278	*3.00	1,493,796	*5.00

Tangible capital to tangible assets	1,694,177	5.67	448,139	*1.50	N/A	N/A

* Greater than or equal to.

(1)	In May 1999, ALBANK Commercial was merged into Charter One Bank, F.S.B. and New ALBANK Commercial was formed. New ALBANK Commercial was subsequently renamed ALBANK Commercial in August 1999. In November 1999, ALBANK Commercial was renamed Charter One Commercial.

CHARTER ONE FINANCIAL, INC.

As of June 8, 1998, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as “well capitalized” under the regulatory framework for Prompt Corrective Action. As of December 31, 1998, the most recent notification from the FRB categorized Charter One as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One and Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed Charter One’s or Charter One Bank, F.S.B.’s respective category. Charter One Commercial’s capital ratios exceed the minimum required to be well-capitalized. Management does not know of any reasons why Charter One Commercial would not be considered well capitalized; however, as of December 31, 1999, Charter One Commercial had not received a classification from its respective regulator.

   Management believes that, as of December 31, 1999, Charter One, Charter One Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated, could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

13. Stock Purchase Rights

On October 20, 1999, the Board of Directors of the Company approved an amendment and restatement of the Company’s stockholder rights plan, extending the plan that was adopted in 1989 and scheduled to expire on November 20, 1999. Under the Amended and Restated Stockholder Protection Rights Agreement, each share of the Company’s common stock outstanding entitles the shareholder to one stock purchase right. Each right will entitle its holder to purchase one one-hundredth of a share of a new series of preferred stock (Series A Preferred Stock), at a price of $100.00 (subject to adjustment) (the “Exercise Price”) and will generally become exercisable if any person or group (1) acquires 20% or more of the Company’s common stock or (2) commences a tender or exchange offer to acquire 20% or more of the Company’s common stock. Upon announcement that any person or group has acquired 20% or more of the Company’s common stock (“Acquiring Person”), rights owned by the Acquiring Person will become void and each other right will “flip-in,” entitling its holder to purchase for the Exercise Price either Series A Preferred Stock or, at the option of the Company, common stock, having a market value of twice the Exercise Price. In addition, after any person has become an Acquiring Person, the Company may not consolidate or merge with any person or sell 50% or more of its assets or earning power to any person if at the time of such merger or sale the Acquiring Person controls the Company’s Board of Directors and, in the case of a merger, will receive different treatment than the other shareholders, unless provision is made such that each right would thereafter entitle its holder to buy, for the Exercise Price, the number of shares of common stock of such other person having a market value of twice the Exercise Price.

The rights may be redeemed by the Company for $.01 per right at any time prior to an acquisition of 20% or more of the common stock of the Company. The rights will expire on October 20, 2009 or before that date under certain circumstances, including in connection with the acquisition of the Company in a merger before any person has acquired more than 20% of the Company’s common stock.

14. Benefit Plans

The Company sponsors several defined contribution plans covering substantially all employees. Employees may contribute to these plans and these contributions are matched in varying amounts by the Company. The Company may also make additional contributions to eligible employees. The Company’s contributions to the various plans were $3.5 million, $6.1 million and $7.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company generally does not provide health care and life insurance benefits to retired employees. ALBANK, RCSB Financial, Inc. and FirstFed Michigan Corporation provided such benefits to certain previously retired employees. The net periodic postretirement benefit cost of the plans was $2.2 million, $2.3 million, and $2.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.

15. Stock Option Plans

At December 31, 1999, the Company has several stock option plans under which 18.3 million shares of common stock are reserved for grant to officers, key employees and directors. The plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the “Committee”). The options expire no later than 10 years from the grant date. The Company applies Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,

(Dollars in thousands, except per share data)	1999	1998	1997

Net income:

As reported	$333,976	$244,066	$250,452

Pro forma	297,935	214,331	232,827

Basic earnings per share:

As reported	1.56	1.14	1.19

Pro forma	1.40	1.00	1.10

Diluted earnings per share:

As reported	1.52	1.11	1.15

Pro forma	1.37	.97	1.06

SPECIAL REPORT 1999

NOTES (continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997:

	Year Ended December 31,

	1999	1998	1997

Dividend yield	2.00%	2.00%	2.00%

Volatility	32.66- 33.65%	30.91- 33.31%	31.00- 32.56%

Risk-free interest rate	4.91- 6.49%	4.63- 5.73%	5.75- 6.73%

Life of grant	7 years	7 years	7 years

The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 1999 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect all prior stock dividends and stock splits.

		Exercise Price

	Number
	of Shares	Per Share			Total

Outstanding at January 1, 1997	15,934,463	$1.29	–	$18.14	$125,758,818

Granted	2,795,840	13.57	–	28.46	56,065,184

Exercised	(3,352,458)	1.47	–	18.15	(19,371,064)

Forfeited	(107,623)	12.24	–	19.11	(1,559,343)

Outstanding at December 31, 1997	15,270,222	1.29	–	28.46	160,893,595

Granted	4,469,855	23.17	–	30.67	112,374,487

Exercised	(2,584,445)	1.29	–	20.57	(15,204,727)

Forfeited	(291,854)	1.46	–	25.73	(5,498,453)

Outstanding at December 31, 1998	16,863,778	2.35	–	30.67	252,564,902

Granted	3,491,174	18.78	–	30.33	92,334,802

Exercised	(2,101,123)	2.80	–	20.57	(20,484,591)

Forfeited	(333,544)	18.14	–	29.43	(8,524,325)

Outstanding at December 31, 1999	17,920,285	$2.35	–	$30.67	$315,890,788

Exercisable at December 31, 1999	10,278,190	$2.35	–	$29.76	$124,538,080

Shares available for future grants at December 31, 1999	18,272,721

As of December 31, 1999, the weighted-average exercise price for options outstanding was $17.64 with a weighted average remaining contractual life of 6.6 years. Options exercisable at December 31, 1999 have a weighted-average exercise price of $12.36.

   The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 1999, no awards of restricted shares of common stock or performance units had been made.

16.  Fair Value of Financial Instruments

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

Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance–The carrying amount as reported in the Consolidated Statements of Financial Condition is a reasonable estimate of fair value.

Mortgage-Backed and Investment Securities–Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans and Leases– The fair value is estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.

FHLB Stock– The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the FHLB are executed at par.

Loan Servicing Assets– The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustments for market and credit risks.

Deposits– The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for advances of similar remaining maturities.

FHLB Advances, Reverse Repurchase Agreements and Other Borrowings–Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings and capital securities.

Interest Rate Risk Management Instruments–The fair value is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration.

Forward Commitments– Quoted market prices are utilized to determine fair value disclosures when such prices are available.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

CHARTER ONE FINANCIAL, INC.

	December 31, 1999		December 31, 1998

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:

Cash and cash equivalents	$693,532	$693,532	$722,260	$722,260

Investment securities	542,081	540,485	629,072	629,715

Mortgage-backed securities	6,100,380	6,102,447	5,570,286	5,621,397

Loans and leases	22,312,850	21,941,497	22,219,411	22,469,164

FHLB stock	471,191	471,191	386,298	386,298

Accrued interest receivable	156,244	156,244	152,626	152,626

Loan servicing assets	118,792	146,649	93,173	94,058

Liabilities:

Deposits:

Checking, savings and money market accounts	8,565,305	8,565,305	8,267,655	8,267,655

Certificates of deposit	10,508,670	10,430,126	10,756,045	10,839,253

FHLB advances	9,226,150	9,096,550	7,512,203	7,453,991

Reverse repurchase agreements	283,297	283,370	763,942	764,840

Other borrowings	232,277	241,798	246,012	274,311

Advance payments by borrowers for taxes and insurance	80,309	80,309	74,868	74,868

Accrued interest payable	95,323	95,323	71,674	71,674

Off-Balance-Sheet Items:

Interest rate risk management instruments		(2,925)		11,897

Forward commitments to purchase/sell/ originate loans or mortgage-backed securities		(17,521)		1,533

17.  Statements of Cash Flows Supplemental Disclosure

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest on deposits and borrowings	$1,170,144	$1,238,938	$1,188,915

Income taxes	65,445	59,712	87,388

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	3,606,946	1,875,449	23,249

Mortgage-backed securities transferred from held to maturity to available for sale	—	—	4,824

18.  Parent Company Financial Information

The summarized financial statements of Charter One (parent company only) as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 are as follows:

Statements of Financial Condition

	December 31,

(Dollars in thousands)	1999	1998

Assets:

Deposits with subsidiary	$10	$7

Cash equivalents	27,102	9,220

Investment in subsidiary, at equity	2,473,241	2,325,140

Securities and other	53	51,188

Total assets	$2,500,406	$2,385,555

Liabilities:

Other borrowings	$94,322	$—

Accrued expenses and other liabilities	8,384	519

Total liabilities	102,706	519

Shareholders’ equity:

Common stock and additional paid-in capital	1,738,850	1,291,231

Retained earnings	734,510	1,068,592

Treasury stock, at cost	(65,502)	(15,325)

Borrowings of employee investment and stock ownership plan	(3,138)	(5,288)

Accumulated other comprehensive income	(7,020)	45,826

Total shareholders’ equity	2,397,700	2,385,036

Total liabilities and shareholders’ equity	$2,500,406	$2,385,555

Statements of Income

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Income:

Dividends from subsidiary	$145,000	$180,000	$30,000

Interest and dividends on securities	1,347	2,028	1,331

Other income	982	—	—

Total income	147,329	182,028	31,331

Expenses:

Interest expense	1,766	—	—

Administrative expenses	7,787	4,708	3,868

Total expenses	9,553	4,708	3,868

Income before undistributed net earnings of subsidiary	137,776	177,320	27,463

Equity in undistributed net earnings of subsidiary	196,200	71,679	222,989

Income before extraordinary item	333,976	248,999	250,452

Extraordinary item, net of tax benefit	—	4,933	—

Net income	$333,976	$244,066	$250,452

SPECIAL REPORT 1999

NOTES (continued)

Statements of Cash Flows

	Year Ended December 31,

(Dollars in thousands)	1999	1998	1997

Cash flows from operating activities:

Net income	$333,976	$244,066	$250,452

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed net earnings of subsidiary	196,200	71,679	222,989

Other	(337,779)	(229,547)	(393,209)

Net cash provided by operating activities	192,397	86,198	80,232

Cash flows from investing activities:

Maturity of securities	1,000	—	11,227

Net cash provided by investing activities	1,000	—	11,227

Cash flows from financing activities:

Proceeds from long-term borrowings	95,104	50,000	—

Proceeds from issuance of common stock	24,093	24,937	26,651

Payment of dividends on common stock	(134,328)	(100,400)	(76,981)

Net purchases of treasury stock	(160,381)	(60,693)	(68,562)

Net cash used in financing activities	(175,512)	(86,156)	(118,892)

Increase (decrease) in deposits with subsidiary and cash equivalents	$17,885	$42	$(27,433)

19.  Earnings Per Share

	Year Ended December 31,

(Dollars in thousands, except per share data)	1999	1998	1997

Basic earnings per share:

Income before extraordinary item	$335,530	$305,724	$253,583

Average common shares outstanding	213,089,025	213,768,051	211,040,947

Basic earnings per share before extraordinary item	$1.57	$1.43	$1.20

Diluted earnings per share:

Income before extraordinary item	$335,530	$305,724	$253,583

Average common shares outstanding	213,089,025	213,768,051	211,040,947

Add common stock equivalents for shares issuable under:

Stock option plans	4,756,841	6,696,758	7,579,740

Average common and common equivalent shares outstanding	217,845,866	220,464,809	218,620,687

Diluted earnings per share before extraordinary item	$1.53	$1.39	$1.16

20.  Segments

The Company has identified one reportable segment: consumer banking. Consumer banking includes retail banking, mortgage banking, and other related financial services that provide a full range of deposit products, consumer loans, business lending, and commercial real estate lending. The “other” column consists primarily of the Company’s equipment leasing business. The equipment leased is for commercial and industrial use only with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. The accounting policies of the segments are the same as those described in Note 1 to the Notes to Consolidated Financial Statements. The Company evaluates performance based on net income.

Segment Financial Information

	At and for the Year Ended December 31, 1999

	Consumer
(Dollars in thousands)	Banking	Other	Eliminations	Total

Interest income	$2,115,875	$52,912	$(40,332)	$2,128,455

Interest expense	1,193,587	41,096	(40,332)	1,194,351

Provision for loan and lease losses	34,037	1,200	—	35,237

Net interest income after provision for loan and lease losses	888,251	10,616	—	898,867

Other income	220,211	10,490	(104)	230,597

Administrative expenses	628,624	4,807	(104)	633,327

Income before income taxes and extraordinary item	479,838	16,299	—	496,137

Income taxes	154,869	5,738	—	160,607

Income before extraordinary item	324,969	10,561	—	335,530

Extraordinary item – early extinguishment of debt, net of tax benefit of $837	1,554	—	—	1,554

Net income	$323,415	$10,561	$—	$333,976

Total assets	$30,568,909	$1,262,780	$(12,626)	$31,819,063

CHARTER ONE FINANCIAL, INC.

	At and for the Year Ended December 31, 1998

	Consumer
(Dollars in thousands)	Banking	Other	Eliminations	Total

Interest income	$2,119,489	$38,446	$(27,603)	$2,130,332

Interest expense	1,242,237	29,474	(27,603)	1,244,108

Provision for loan and lease losses	29,365	1,960	—	31,325

Net interest income after provision for loan and lease losses	847,887	7,012	—	854,899

Other income	264,461	8,199	(66)	272,594

Administrative expenses	661,071	4,335	(66)	665,340

Income before income taxes and extraordinary item	451,277	10,876	—	462,153

Income taxes	152,593	3,836	—	156,429

Income before extraordinary item	298,684	7,040	—	305,724

Extraordinary item – early extinguishment of debt, net of tax benefit of $33,200	61,658	—	—	61,658

Net income	$237,026	$7,040	$—	$244,066

Total assets	$29,679,646	$800,561	$—	$30,480,207

	At and for the Year Ended December 31, 1997

	Consumer
(Dollars in thousands)	Banking	Other	Eliminations	Total

Interest income	$2,025,741	$24,105	$(17,403)	$2,032,443

Interest expense	1,203,037	19,607	(17,403)	1,205,241

Provision for loan and lease losses	47,853	800	—	48,653

Net interest income after provision for loan and lease losses	774,851	3,698	—	778,549

Other income	177,935	8,052	(21)	185,966

Administrative expenses	593,980	4,081	(21)	598,040

Income before income taxes and extraordinary item	358,806	7,669	—	366,475

Income taxes	110,175	2,717	—	112,892

Income before extraordinary item	248,631	4,952	—	253,583

Extraordinary item – early extinguishment of debt, net of tax benefit of $1,675	3,131	—	—	3,131

Net income	$245,500	$4,952	$—	$250,452

Total assets	$28,934,388	$499,672	$(468)	$29,433,592

INDEPENDENT AUDITORS’ REPORT

[Deloitte & Touche LLP Logo]

To the Shareholders
and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of Charter One Financial, Inc. and St. Paul Bancorp, Inc., and Charter One Financial, Inc. and ALBANK Financial Corporation, each of which have been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statement of financial condition of St. Paul Bancorp, Inc. as of December 31, 1998, or the related statements of income, shareholders’ equity, and cash flows of St. Paul Bancorp, Inc. for the years ended December 31, 1998 and 1997, which statements reflect total assets of $6.0 billion as of December 31, 1998, and net income of $28.7 million and $56.1 million for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for St. Paul Bancorp, Inc. for 1998 and 1997, is based solely on the report of such other auditors. We did not audit the statements of income, shareholders’ equity, and cash flows of ALBANK Financial Corporation for the year ended December 31, 1997, which statements reflect net income of $43.4 million for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for ALBANK Financial Corporation for 1997, is based solely on the report of such other auditors.

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

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touce LLP

Cleveland, Ohio
January 25, 2000

SPECIAL REPORT 1999

FORM 10-K

The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives shareholders and other interested parties timely, efficient and comprehensive information on 1999 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Company’s Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form Securities and Exchange 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Securities and Exchange Commission passed upon its accuracy or adequacy.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1999.

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from          to         .

Commission file number 0-16311

CHARTER ONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1567092 (I.R.S. Employer Identification No.)

1215 Superior Avenue, Cleveland, Ohio (Address of principal executive offices)	44114 (Zip Code)

Registrant’s telephone number, including area code, (216) 566-5300

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value), including related preferred stock purchase rights (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None
————————————————
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X       NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES   X       NO

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2000 was $3,289,548,396. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. The number of shares outstanding of the registrant’s sole class of common stock as of March 3, 2000 was 209,370,105.

Portions of the registrant’s proxy statement for the April 26, 2000 Annual Meeting of Shareholders are incorporated by reference in Part III.

CHARTER ONE FINANCIAL, INC.

Form 10-K Cross Reference Index

Item
Number		Pages

Part I
Item 1 —	Business

General		20, 53

Market Area and Competition		54

Discussion of Forward-looking Statements		31

Average Balance Sheets/ Interest/ Rates		22

Volume and Rate Variance Analysis		23

Investment and Mortgage-Backed Securities		27, 36, 40-41

Loans		25-27, 36-37, 42-43

Risk Elements of Loan Portfolio		25-27, 36-37, 42-43

Loan Loss Experience		25-27, 36-37, 42-43

Allocation of Allowance for Loan Losses		26, 37, 43

Deposits		27, 43-44

Financial Ratios		18-19

Short-Term Borrowings		27, 44

Regulation		54

Executive Officers		54-55

Item 2 —	Properties	55

Item 3 —	Legal Proceedings	55
Item 4 —	Submission of Matters to a Vote of Security Holders — None

Part II

Item 5 —	Market for Registrant’s Common Equity and Related Shareholder Matters	29-30

Item 6 —	Selected Financial Data	18-19

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 7A —	Quantitative and Qualitative Disclosure About Market Risk	28-29

Item 8 —	Financial Statements and Supplementary Data	32-51
Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures — None

Part III
Item 10 —	Directors and Executive Officers of the Registrant — Note (1)
Item 11 —	Executive Compensation — Note (1)
Item 12 —	Security Ownership of Certain Beneficial Owners and Management — Note (1)
Item 13 —	Certain Relationships and Related Transactions — Note (1)

Part IV
Item 14 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	Report of Independent Accountants	51
	Consolidated Financial Statements

	(a) Consolidated Statements of Financial Condition as of December 31, 1999 and 1998	32

	(b) Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997	33

	(c) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 1999, 1998 and 1997	34

	(d) Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	35

	(e) Notes to Consolidated Financial Statements	36-51

Signatures		56
Financial Statement Schedules — All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.
Exhibits — The index of exhibits has been filed as separate pages of the 1999 Form 10-K and is available to shareholders on request from the Registrant’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.

Reports on Form 8-K — filed in the fourth quarter of 1999:

(a) On October 15, 1999, Charter One filed a report on Form 8-K containing press releases announcing that (i) the merger of Charter One and St. Paul was consummated October 1, 1999 pursuant to an Agreement and Plan of Merger, dated as of May 17, 1999, and (ii) approval by its shareholders of the issuance of shares of Charter One common stock required in connection with the St. Paul merger was received at a Special Meeting of Shareholders held September 30, 1999. The results of the shareholder voting at the special meeting are set forth below:

For	Against	Abstain	Broker Non-Votes

132,377,553	1,080,696	373,688	0

(b) On October 28, 1999, Charter One filed a report on Form 8-K to announce that the Board of Directors of Charter One Financial, Inc. approved an amendment and restatement of Charter One’s stockholders rights plan, extending the plan that was adopted in 1989 and scheduled to expire on November 20, 1999. Terms of the amended plan are contained in the Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between Charter One and BankBoston, N.A., as rights agent.

Note (1) —	Incorporated by reference from the Registrant’s Proxy Statement for the April 26, 2000 Annual Meeting of Shareholders.

Item 1. Business

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Registrant,” is a bank holding company, having converted from a unitary savings institution holding company on November 30, 1998. The conversion was undertaken in conjunction with our November 30, 1998 acquisition of ALBANK Financial Corporation, which included the acquisition of ALBANK Commercial, a New York chartered commercial bank. Charter One’s principal line of business is consumer banking which is primarily conducted through the operations of Charter One Bank, F.S.B. and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – “Holding Company Business” and “Acquisitions” set forth in Item 7 of this Form 10-K and Note 20 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K for additional discussion of Charter One’s business and segments.

   Charter One has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 2 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and asset acquisitions.

SPECIAL REPORT 1999

Market Area and Competition

As of December 31, 1999, Charter One was ranked among the 30 largest bank holding companies in the country and operated through numerous banking offices: 112 in Ohio (under the name Charter One Bank), 89 in Michigan (under the name First Federal of Michigan), 123 in New York (under the name Charter One Bank or Charter One Commercial), 58 in Illinois (under the name St. Paul Federal Bank for Savings) and 26 in Vermont and 9 in Massachusetts (under the name of Charter One Bank). Based on 1999 data, the counties served by the Bank include approximately 36% of the population of Ohio, 55% of Michigan, 52% of New York (excluding New York City), 65% of Illinois, 80% of Vermont and 10% of Massachusetts.

   The consumer banking business is highly competitive. Charter One competes actively with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities.

Regulation

As a bank holding company, Charter One is subject to regulation by the Federal Reserve Board. Charter One is required to file reports with the Federal Reserve Board and is subject to regular inspections by that agency. Federal law prohibits a bank holding company from acquiring ownership or control of more than 5% of the voting shares of any company which is not a bank or a bank holding company, or engaging in activities other than those related to banking. The principal exceptions to these prohibitions involve certain non-bank activities which have been identified as closely related to the business of banking or managing or controlling banks. The list of permissible activities includes all current operations of Charter One.

   As a federally chartered savings bank and a member of the Federal Home Loan Bank System, Charter One Bank is subject to supervision, regulation and examination by its primary regulator, the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

   As a New York chartered commercial bank, Charter One Commercial is subject to supervision, regulation and examination by its primary regulator, the Federal Deposit Insurance Corporation.

   On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law which among other things, created a new type of holding company known as a financial holding company. Charter One, which is currently a bank holding company, filed its election to become a financial holding company on February 18, 2000.

   Financial holding companies may engage in a broad array of banking, insurance and securities activities. The insurance activities include both underwriting and agency activities, as well as title insurance activities, and are generally subject to state law licensing requirements. However, state anti-affiliation laws have been generally preempted. The securities activities include both underwriting and agency activities. Aside from activities expressly permitted under the Gramm-Leach-Bliley Act, financial holding companies may engage in activities which the Federal Reserve Board in consultation with, and with the non-objection of, the U.S. Treasury Department, determines to be (i) financial in nature or (ii) incidental to a financial activity, or activities which the Federal Reserve Board determines on its own to be “complementary” to a financial activity without posing a substantial risk to the safety and soundness of the depository institution or the financial system generally.

   See MD&A – “Capital and Dividends” set forth in Item 7 of this Form 10-K, and Note 12 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K, for a discussion of the regulatory capital calculations and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

Executive Officers

The executive officers of Charter One, each of whom is currently an executive officer of Charter One Bank, are identified below. The executive officers of Charter One are appointed annually by its Board of Directors to serve until the next annual election of officers following the annual meeting of shareholders.

	Age at
	December 31,		Officer
Name	1999	Position	Since

Charles John Koch	53	Chairman of the Board, President and Chief Executive Officer	1987
Mark D. Grossi	46	Executive Vice President	1992
John David Koch	47	Executive Vice President	1987
Richard W. Neu	43	Executive Vice President and Chief Financial Officer	1995
Robert J. Vana	49	Senior Vice President, Chief Corporate Counsel and Corporate Secretary	1987

   Charles John Koch has been President of Charter One Bank since 1980 and was Chief Operating Officer of Charter One from 1980 to 1988, when he was appointed Chief Executive Officer of Charter One. In February 1995, he was appointed Chairman of the Board of Charter One and of Charter One Bank. Mr. Koch is the brother of John David Koch.

   Mark D. Grossi is an Executive Vice President of Charter One and of Charter One Bank, and has been responsible for retail banking and branch administration since Charter One’s merger with First American Savings Bank in 1992.

   John David Koch joined Charter One Bank in 1982 and is Executive Vice President of Charter One and of Charter One Bank. Mr. Koch is responsible for the credit and lending functions of Charter One Bank and has management responsibility for numerous subsidiary corporations. Mr. Koch is the brother of Charles John Koch.

CHARTER ONE FINANCIAL, INC.

   Richard W. Neu is Executive Vice President and Chief Financial Officer of Charter One and Charter One Bank. He joined Charter One in 1995 following Charter One’s merger with FirstFed Michigan Corporation. Prior to the merger he had served as FirstFed’s Executive Vice President and Chief Financial Officer.

   Robert J. Vana has been Chief Corporate Counsel and Corporate Secretary of Charter One since 1988 and joined Charter One Bank as Senior Vice President and Corporate Secretary in 1982.

Item 2. Properties

The executive offices of Charter One and Charter One Bank are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by Charter One. Charter One Bank also maintains an operations center in a single-story building owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including a 15-story office building in Cleveland, a four-story office building in Rochester, a six-story office building in Albany, a nine-story office building in Toledo, a four-story office building in downtown Canton, and two two-story office buildings, a three-story office building and a four-story office building in metropolitan Chicago. The buildings each include space for a branch office (except the office building in Rochester) and various divisional administrative functions, with any remaining space leased to tenants.

   As of December 31, 1999, in addition to the Bank’s 417 banking locations, Charter One Bank and its subsidiaries operated 36 loan production offices in 13 states. At December 31, 1999, Charter One Bank owned 225 of these banking facilities and leased the remainder. We operate 949 ATMs at various banking offices and are a member of the Money Access Center System (“MAC”), which provides our customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

Item 3. Legal Proceedings

Charter One and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of Charter One, except as discussed below.

   Prior to the merger with FirstFed Michigan Corporation, Charter One and FirstFed each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One Bank and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. First Federal of Michigan v. United States , No. 95-464C was filed in the United States Court of Federal Claims on July 20, 1995. Charter One Bank, F.S.B. v. United States, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government’s breach of four separate contractual agreements, have been consolidated and the case is proceeding under docket number 95-464C pursuant to the terms of a case management order entered by the court to govern all similar goodwill contract cases. Pursuant to that order, Charter One filed motions for summary judgment on liability as to the four contractual agreements at issue. These motions are currently pending. As of February 2000, the court had granted summary judgment on liability in favor of nine thrifts. In 1999, the United States appealed the Court of Federal Claims liability ruling in the California Federal Bank case to the U.S. Court of Appeals for the Federal Circuit.

   The status of the litigation is dependent to some degree upon factors which are out of the control of Charter One, including, but not limited to, the outcome of the appeals in Glendale Federal Bank v. U.S. and other cases in the Court of Appeals for the Federal Circuit. On July 1, 1996, the United States Supreme Court affirmed the Court of Federal Claims’ finding that the government had breached contractual agreements with Glendale and with Statesman (in Statesman Savings Bank v. U.S.) by reversing its prior agreements to recognize supervisory goodwill and capital credits as assets includible in regulatory capital. Glendale and Statesman were remanded to the Court of Federal Claims for trials on damages. The Glendale damages trial concluded in 1998 before Chief Judge Smith. The Statesman case settled during trial. During 1999, the Court of Federal Claims issued damages decisions in three cases. In these three cases, the court accepted and rejected various damages claims by the respective thrift plaintiffs. The Court of Federal Claims’ damages awards were: Glendale case, $909 million; CalFed case, $23 million; LaSalle Talman case, $5 million. All of the damages decisions have been appealed to the Court of Appeals for the Federal Circuit.

   Pursuant to the case management order, damages trials in the five other pending cases have been completed and are awaiting decision. Due to the number of pending cases, the order provides for a sequencing process whereby 30 cases proceed to pretrial discovery in a given calendar year and thereafter to trial. Pretrial discovery in Charter One’s case will begin at the earliest in the fall of 2000. Given the pendency of the other related cases, and the uncertainty inherent in the litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

SPECIAL REPORT 1999

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 22, 2000.

CHARTER ONE FINANCIAL, INC.

By: Charles John Koch

Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated.

Charles John Koch

(Principal Executive Officer)
Director, President and Chief Executive Officer

Richard W. Neu

(Principal Financial Officer)
Director, Executive Vice President and Chief Financial Officer

Patrick J. Agnew, Director

Herbert G. Chorbajian, Director

Phillip Wm. Fisher, Director

Denise M. Fugo, Director

Mark D. Grossi, Director, Executive Vice President

Charles M. Heidel, Director

Karen R. Hitchcock, Director

John D. Koch, Director, Executive Vice President

Michael P. Morley, Director

Henry R. Nolte, Jr., Director

Ronald F. Poe, Director

Victor A. Ptak, Director

Melvin J. Rachal, Director

Jerome L. Schostak, Director

Joseph C. Scully, Director

Mark Shaevsky, Director

Leonard S. Simon, Director

John P. Tierney, Director

Eresteen R. Williams, Director

CHARTER ONE FINANCIAL, INC.

CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY

DIRECTORS AND
EXECUTIVE OFFICERS

Charles John Koch (1)
Chairman, President and
Chief Executive Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Patrick J. Agnew
Former President and
Chief Operating Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Herbert G. Chorbajian (2)
Vice Chairman,
Charter One Financial, Inc.
and former Chairman, President
and Chief Executive Officer,
ALBANK Financial Corporation
Albany, New York

Phillip Wm. Fisher
Principal of The Fisher Group
Detroit, Michigan

Denise Marie Fugo
President of City Life, Inc.
Cleveland, Ohio

Mark D. Grossi (3)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Charles M. Heidel
Retired President and
Chief Operating Officer,
The Detroit Edison Company
Detroit, Michigan

Karen R. Hitchcock, Ph.D. (3)
President, University of Albany
Albany, New York

John D. Koch (3)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Michael P. Morley
Senior Vice President and
Director of Human Resources,
Eastman Kodak Company
Rochester, New York

Richard W. Neu (4)
Executive Vice President
and Chief Financial Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Henry R. Nolte, Jr.
Of Counsel to Miller,
Canfield, Paddock and Stone
Detroit, Michigan, and
Retired Vice President
and General Counsel,
Ford Motor Company
Dearborn, Michigan

Ronald F. Poe
President,
Ronald F. Poe & Associates
White Plains, New York

Victor A. Ptak
Vice President, Investments,
First Union Securities,
and formerly General Partner
of J.C. Bradford
Cleveland, Ohio

Melvin J. Rachal
President and
Chief Operating Officer,
Midwest Stamping, Inc.
Bowling Green, Ohio

Jerome L. Schostak
Vice Chairman,
Charter One Financial, Inc.
and Chairman of the Board
and Chief Executive Officer,
Schostak Brothers &
Company, Inc.
Southfield, Michigan

Joseph C. Scully
Former Chairman and
Chief Executive Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Mark Shaevsky
Partner,
Honigman Miller
Schwartz and Cohn
Detroit, Michigan

Leonard S. Simon
Vice Chairman,
Charter One Financial, Inc.
and former Chairman and
Chief Executive Officer,
RCSB Financial, Inc.
Rochester, New York

John P. Tierney
Retired Chairman and
Chief Executive Officer,
Chrysler Financial Corporation
Detroit, Michigan

Eresteen R. Williams
Retired Medical Office Manager
Detroit, Michigan

SHAREHOLDER INFORMATION

Annual Meeting

The annual meeting of shareholders of Charter One Financial, Inc. will be held at 2 p.m. local time, Wednesday, April 26, 2000 at The Forum Conference Center in Cleveland, Ohio.

Direct Mailing of Annual Report

Shareholders whose common stock is held in a brokerage account or otherwise not in their own name may wish to receive copies of Charter One’s shareholder reports directly. Requests may be addressed to the Investor Relations Department.

Dividend Policy and Dividend Reinvestment Plan

A corporate objective of Charter One is to allow shareholders to benefit from the growth of Charter One through the payment of quarterly cash dividends. Dividends have been paid each quarter since October 1988. Charter One has established a Dividend Reinvestment Plan to enable shareholders to purchase additional shares. Information on the plan may be obtained from the Transfer Agent.

Stock Trading Information

Common stock of Charter One Financial, Inc. is traded on the New York Stock Exchange under the trading symbol “CF.”

Transfer Agent
Bank Boston, N.A.
c/o EquiServe
Shareholder Services Department
P. O. Box 8040
Boston, Massachusetts 02266
(800) 733-5001
http://www.equiserve.com

DIRECTORS EMERITI

Charles Joseph Koch
Chairman Emeritus
Eugene B. Carroll, Sr
Dr. Norman P. Auburn
Otty J. Cerny
Charles F. Ipavec
Richard J. Jacob
George M. Jones
Philip J. Meathe
Alonzo H. Poll
Fred C. Reynolds
Charles A. Shirk

CORPORATE INFORMATION

Corporate Website
www.charterone.com for press releases, investor presentations and product information.

Investor Relations
(800) 262-6301
Ellen L. Batkie,
Senior Vice President
(734) 453-7334

Corporate Communications, Media Inquiries
William L. Dupuy,
Senior Vice President
(216) 566-5311

Independent Auditors
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

Legal Counsel: Internal
Robert J. Vana
Chief Corporate Counsel
and Secretary

Legal Counsel: External
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

Headquarters
1215 Superior Avenue
Cleveland, Ohio 44114
(216) 566-5300

(1)	Vice Chairman, Charter One Commercial

(2)	Chairman, President and Chief Executive Officer, Charter One Commercial

(3)	Director, Charter One Commercial

(4)	Executive Vice President and Chief Financial Officer, Charter One Commercial Corporate

SPECIAL REPORT 1999

SPECIAL ADVERTISEMENT

[PICTURE]

SWEET

TOP LINE REVENUE
Top line revenue growth is the sweetener of earnings.
It forms naturally from the effects of a growing customer base, which contributes increasingly larger lending, leasing and retail banking volume.
For 1999, we set a new record as top line revenue increased
to $1.2 billion, 8% ahead of the prior year. Sweet.

CHARTER ONE FINANCIAL, INC.
1215 SUPERIOR AVENUE
CLEVELAND, OHIO 44114

[CHARTER ONE LOGO] CHARTER ONE FINANCIAL, INC.*

338-AR-00

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 4.2 to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.
3.2	Registrant’s Bylaws, as amended and currently in effect.
4.1	Form of Certificate of Common Stock, filed on January 22, 1988 as Exhibit 4.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.
4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and BankBoston, N.A., as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 28, 1999 (File No. 0-16311) is incorporated herein by reference.
10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.
10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.
10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-16311), is incorporated herein by reference.
10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.
10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.
10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.
10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana are filed herein. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.
10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana are filed herein.
10.9	Employment Agreement, dated April 22, 1997, between Charter One Investments, Inc. and William A. Valerian, filed on August 8, 1997 as Exhibit 10.13 to Registrant’s Registration Statement on Form S-4 (File No. 333-33169), is incorporated herein by reference.
10.10	Forms of Employment Agreements between Charter One and Leonard S. Simon, and Edward J. Pettinella, filed on August 8, 1997 as Exhibits 10.14 and 10.15 to Registrant’s Registration Statement on Form S-4 (File No. 333-33259), are incorporated herein by reference.
10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.
10.12	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.
10.13	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.
10.14	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.
10.15	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.
10.16	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.
10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.
10.18	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

10.19	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992, is incorporated herein by reference.
10.20	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.
10.21	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), in incorporated herein by reference.
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP (as auditors for the Registrant)
23.2	Consent of KPMG LLP (as auditors for ALBANK Financial Corporation)
23.3	Consent of Ernst & Young LLP (as auditors for St. Paul Bancorp, Inc.)
23.4	Consent of Grant Thornton LLP (as auditors for Beverly Bancorporation, Inc.)
27	Financial Data Schedules
99.1	Independent Auditors’ Report from KPMG LLP (as auditors for ALBANK Financial Corporation)
99.2	Independent Auditors’ Report from Ernst & Young LLP (as auditors for St. Paul Bancorp, Inc.)
99.3	Independent Auditors’ Report from Grant Thornton LLP (as auditors for Beverly Bancorporation, Inc.)