Form 10-Q
period 2000-03-31
CHARTER ONE FINANCIAL INC
filed 2000-05-11
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

(216) 566-5300 (Registrant’s telephone number, including area code)

NOT APPLICABLE (Former name, former address and former fiscal year, if changed since report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

      The number of shares outstanding of the registrant’s sole class of common stock as of April 30, 2000 was 209,546,621.

Item
Number	Page

PART I — FINANCIAL INFORMATION

1. Financial Statements

Consolidated Statements of Financial Condition —

March 31, 2000 and December 31, 1999	1

Consolidated Statements of Income —

Three months ended March 31, 2000 and 1999	2

Consolidated Statement of Shareholders’ Equity —

Three months ended March 31, 2000	3

Consolidated Statements of Cash Flows —

Three months ended March 31, 2000 and 1999	4

Notes to Consolidated Financial Statements	5

2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	6

3. Quantitative and Qualitative Disclosure About Market Risk	20

PART II — OTHER INFORMATION

5. Other Information	20

6. Exhibits and Reports on Form 8-K	20

Signatures	21

i

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	3/31/00	12/31/99

	(Dollars in thousands,
	except per share data)
ASSETS

Cash and deposits with banks	$421,555	$689,082

Federal funds sold and other	44,587	4,450

Total cash and cash equivalents	466,142	693,532

Investments securities:

Trading	—	13,380

Available for sale, at fair value	473,209	482,695

Held to maturity (fair value of $29,890 and $52,858)	30,231	46,006

Mortgage-backed securities:

Available for sale, at fair value	2,405,117	4,193,134

Held to maturity (fair value of $1,808,881 and $1,909,313)	1,814,376	1,907,246

Loans and leases, net	23,185,170	22,276,862

Loans held for sale	43,441	35,988

Bank owned life insurance	719,294	709,173

Federal Home Loan Bank stock	466,678	471,191

Premises and equipment	316,021	317,205

Accrued interest receivable	152,219	156,244

Real estate and other collateral owned	36,220	36,358

Loan servicing assets	118,540	118,792

Goodwill	185,914	188,826

Other assets	207,119	172,431

Total assets	$30,619,691	$31,819,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Checking accounts	$3,661,051	$3,329,743

Money market accounts	3,370,626	3,170,435

Savings accounts	1,943,207	2,065,127

Certificates of deposit	10,022,712	10,508,670

Total deposits	18,997,596	19,073,975

Federal Home Loan Bank advances	8,271,887	9,226,150

Reverse repurchase agreements	37,179	283,297

Other borrowings	268,899	232,277

Advance payments by borrowers for taxes and insurance	73,706	80,309

Accrued interest payable	75,495	95,323

Accrued expenses and other liabilities	436,883	430,032

Total liabilities	28,161,645	29,421,363

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,676,730 and 212,397,685 shares issued	2,127	2,124

Additional paid-in capital	1,739,238	1,736,726

Retained earnings	811,048	734,510

Less 3,172,498 and 3,140,000 shares of common stock held in treasury at cost	(65,948)	(65,502)

Borrowings of employee investment and stock ownership plan	(2,595)	(3,138)

Accumulated other comprehensive income	(25,824)	(7,020)

Total shareholders’ equity	2,458,046	2,397,700

Total liabilities and shareholders’ equity	$30,619,691	$31,819,063

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended

	3/31/00	3/31/99

	(Dollars in thousands,
	except per share data)

Interest income:

Loans and leases	$428,110	$421,789

Mortgage-backed securities:

Available for sale	55,474	40,326

Held to maturity	32,354	46,072

Investment securities:

Trading	38	—

Available for sale	9,011	6,923

Held to maturity	424	812

Other interest-earning assets	8,659	9,471

Total interest income	534,070	525,393

Interest expense:

Deposits	180,255	181,726

FHLB advances	113,699	94,840

Other borrowings	7,113	13,278

Total interest expense	301,067	289,844

Net interest income	233,003	235,549

Provision for loan and lease losses	8,598	6,770

Net interest income after provision for loan and lease losses	224,405	228,779

Other income:

Retail banking	51,738	43,591

Mortgage banking	13,715	11,369

Leasing operations	1,598	2,048

Net gains	3,547	6,817

Other	12,020	3,403

Total other income	82,618	67,228

Administrative expenses:

Compensation and employee benefits	70,264	68,514

Net occupancy and equipment	24,564	23,720

Federal deposit insurance premiums	1,005	2,101

Merger expenses	3,258	2,200

Amortization of goodwill	4,044	3,389

Other administrative expenses	39,593	43,238

Total administrative expenses	142,728	143,162

Income before income taxes	164,295	152,845

Income taxes	52,586	49,899

Net income	$111,709	$102,946

Basic earnings per share	$.53	$.48

Diluted earnings per share	$.53	$.47

Average common shares outstanding	209,425,108	214,167,501

Average common and common equivalent shares outstanding	212,083,768	219,672,612

Cash dividends declared per share	$.16	$.13

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

						Borrowings
						of
						Employee
					Accumulated	Investment	Total
		Additional			Other	and Stock	Share-
	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership	holders'
	Stock	Capital	Earnings	Stock	Income	Plan	Equity

				(Dollars in thousands, except per share data)
Balance, January 1, 2000	$2,124	$1,736,726	$734,510	$(65,502)	$(7,020)	$(3,138)	$2,397,700

Comprehensive income:

Net unrealized holding loss on securities	—	—	—	—	(18,804)	—	(18,804)

Net income	—	—	111,709	—	—	—	111,709

Comprehensive income	—	—	111,709	—	(18,804)	—	92,905

Treasury stock purchased 160,000 shares	—	—	—	(3,094)	—	—	(3,094)

EISOP loan payment	—	—	—	—	—	543	543

Issuance of common shares in connection with stock option plans, 406,547 shares	3	2,512	(1,660)	2,648	—	—	3,503

Dividends paid ($.16 per share)	—	—	(33,511)	—	—	—	(33,511)

Balance, March 31, 2000	$2,127	$1,739,238	$811,048	$(65,948)	$(25,824)	$(2,595)	$2,458,046

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended

	3/31/00	3/31/99

	(Dollars in thousands)
Cash Flows from Operating Activities

Net income	$111,709	$102,946

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	8,598	6,770

Net gains	(3,531)	(4,609)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	21,328	25,363

Origination of real estate loans held for sale	(330,118)	(491,338)

Proceeds from sale of loans held for sale	330,123	521,058

Proceeds from investment securities held for trading	13,418	—

Other	(51,459)	40,436

Net cash provided by operating activities	100,068	200,626

Cash Flows from Investing Activities

Net principal disbursed on loans and leases	(921,630)	(551,067)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	92,807	406,104

Investment securities held to maturity	908	125

Mortgage-backed securities available for sale	69,522	188,484

Investment securities available for sale	32,265	169,720

Proceeds from sale of:

Mortgage-backed securities available for sale	1,695,204	371,374

Investment securities available for sale	29	178,778

Federal Home Loan Bank stock	11,750	500

Purchase of:

Mortgage-backed securities held to maturity	—	(90,984)

Investment securities held to maturity	(235)	(21,900)

Investment securities available for sale	(10,671)	(195,625)

Loans	(3,764)	(259,754)

Federal Home Loan Bank stock	—	(8,516)

Loan servicing assets, including those originated	(110)	(9,582)

Bank owned life insurance	—	(480,500)

Other	(14,616)	(8,898)

Net cash provided by (used in) investing activities	951,459	(311,741)

Cash Flows from Financing Activities

Net decrease in short-term borrowings	(335,603)	(94,941)

Proceeds from long-term borrowings	51,959	407,453

Repayments of long-term borrowings	(879,019)	(234,829)

Decrease in deposits	(76,549)	(127,493)

Decrease in advance payments by borrowers for taxes and insurance	(6,603)	(9,646)

Payment of dividends on common stock	(33,511)	(31,207)

Proceeds from issuance of common stock	3,503	8,999

Purchase of treasury stock	(3,094)	(22,298)

Net cash used in financing activities	(1,278,917)	(103,962)

Net decrease in cash and cash equivalents	(227,390)	(215,077)

Cash and cash equivalents, beginning of the period	693,532	722,260

Cash and cash equivalents, end of the period	$466,142	$507,183

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$321,064	$227,718

Cash paid for income taxes	—	—

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	—	1,148,373

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	On October 1, 1999, Charter One completed a strategic alliance with St. Paul Bancorp, Inc. (“St. Paul”), which was accounted for as a pooling of interests. Headquartered in Chicago, Illinois, St. Paul was the holding company of St. Paul Federal Bank for Savings, a $6.2 billion savings bank that operated 58 branch offices in the metropolitan Chicago area. The merger was effected through the issuance of .99225 shares of Charter One common stock for each share of St. Paul’s common stock, resulting in the issuance of 39,892,023 shares (as adjusted for the 5% stock dividend issued September 30, 1999).

3.	On November 5, 1999, the Company completed its acquisition of 14 Vermont National Bank offices from Chittenden Corporation (“Chittenden”), which was accounted for as a purchase. The acquisition was related to the branch divestiture required by federal regulators relative to Chittenden’s pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. Charter One acquired $84.7 million in commercial real estate and business loans and assumed $357.5 million in deposits at fair value. The purchase resulted in $43.6 million in tax-deductible goodwill, which will be amortized over 15 years.

4.	The Company has identified one reportable segment: consumer banking. Consumer banking includes retail banking, mortgage banking, and other related financial services that provide a full range of deposit products, consumer loans, business lending, and commercial real estate lending.

5.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Early application is still permitted. Management has not completed the process of evaluating SFAS No. 133 and therefore has not determined the impact that adopting this statement will have on the financial position and results of operations.

6.	Certain items in the consolidated financial statements for 1999 have been reclassified to conform to the 2000 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial (formerly ALBANK Commercial). Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois and New York, and in some markets of Massachusetts and Vermont. As of March 31, 2000, the Bank and its subsidiaries were doing business through 418 full-service branches and 36 loan production offices.

Forward-Looking Statements

This document, including information included or incorporated by reference, contains, and future filings by the Company on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may contain, forward-looking statements about Charter One and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise. The factors we discuss in this document and identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

RESULTS OF OPERATIONS

Performance Overview

Charter One reported net income of $111.7 million, or $0.53 per diluted share, for the three months ended March 31, 2000. This was an $8.8 million, or 8.5%, increase over the results of the first quarter of 1999 when net income was $102.9 million, or $0.47 per diluted share. This increase was primarily attributable to increases in retail banking income and Bank Owned Life Insurance (“BOLI”) income. Our net income, excluding the after-tax impact of merger-related charges resulted in a return on average equity of 18.60% and a return on average assets of 1.47% for the three months ended March 31, 2000. The comparable returns for the first quarter of 1999 were 17.22% and 1.38%, respectively.

Figure 1 sets forth selected annualized performance ratios for the three months ended March 31, 2000 and 1999, respectively. The table reflects these ratios on both an actual and operating return basis. Operating returns are computed using net income, excluding the after-tax impact of merger-related charges for each of the periods presented.

Selected Ratios (Figure 1)

	Three months ended

	3/31/00		3/31/99

Actual:

Return on average assets	1.45%		1.36%

Return on average equity	18.25		16.98

Average equity to average assets	7.93		7.99

Net interest income to administrative expenses	1.63	x	1.65	x

Administrative expenses to average assets	1.85%		1.89%

Efficiency ratio	44.44		47.23

Operating:

Return on average assets	1.47%		1.38%

Return on average equity	18.60		17.22

Net interest income to administrative expenses	1.67	x	1.67	x

Administrative expenses to average assets	1.81%		1.86%

Efficiency ratio	43.40		46.48

Net Interest Income

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

The following table shows average balances, interest earned or paid, and average interest rates for the periods indicated. Average balances are calculated on a daily basis. Nonaccrual loans are included in the average balance of loans. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three months ended,

	3/31/00			3/31/99

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:

Loans and leases	$22,900,394	$428,110	7.49%	$22,618,026	$421,789	7.48%

Mortgage-backed securities:

Available for sale	3,140,126	55,474	7.07	2,435,343	40,326	6.62

Held to maturity	1,844,515	32,354	7.02	2,662,771	46,072	6.92

Investment securities:

Trading	735	38	20.56	—	—	—

Available for sale	485,117	9,011	7.43	490,019	6,923	5.65

Held to maturity	35,682	424	4.75	52,015	812	6.25

Other interest-earning assets	501,319	8,659	6.83	638,578	9,471	5.93

Total interest-earning assets	28,907,888	534,070	7.40	28,896,752	525,393	7.29

Allowance for loan and lease losses	(185,146)			(183,193)

Noninterest-earning assets	2,162,762			1,614,118

Total assets	$30,885,504			$30,327,677

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,429,346	11,586	1.36%	$2,879,090	5,114	.72%

Savings accounts	2,047,032	7,943	1.56	2,565,536	13,036	2.06

Money market accounts	3,229,621	27,876	3.47	2,729,363	23,028	3.42

Certificates of deposit	10,276,908	132,850	5.20	10,707,284	140,548	5.32

Total deposits	18,982,907	180,255	3.82	18,881,273	181,726	3.90

FHLB advances	8,549,562	113,699	5.34	7,652,085	94,840	5.02

Other borrowings	383,685	7,113	7.39	851,530	13,278	6.24

Total borrowings	8,933,247	120,812	5.43	8,503,615	108,118	5.14

Total interest-bearing liabilities	27,916,154	301,067	4.33	27,384,888	289,844	4.29

Non interest-bearing liabilities	521,055			518,228

Total liabilities	28,437,209			27,903,116

Shareholders’ equity	2,448,295			2,424,561

Total liabilities and shareholders’ equity	$30,885,504			$30,327,677

Net interest income		$233,003			$235,549

Interest rate spread			3.07			3.00

Net yield on average interest-earning assets			3.22			3.26

Average interest-earning assets to average interest-bearing liabilities			103.55%			105.52%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis (Figure 3)

	Three Months Ended March 31,

	2000 v. 1999

	Increase (decrease) due to

	Rate	Volume	Total

		(Dollars in thousands)
Interest income:

Loans and leases	$(1,194)	$7,515	$6,321

Mortgage-backed securities:

Available for sale	2,844	12,304	15,148

Held to maturity	627	(14,345)	(13,718)

Investment securities:

Trading	—	38	38

Available for sale	2,158	(70)	2,088

Held to maturity	(168)	(220)	(388)

Other interest-earning assets	1,368	(2,180)	(812)

Total	5,635	3,042	8,677

Interest expense:

Checking accounts	5,322	1,150	6,472

Savings accounts	(2,779)	(2,314)	(5,093)

Money market accounts	357	4,491	4,848

Certificates of deposit	(2,828)	(4,870)	(7,698)

FHLB advances	6,465	12,394	18,859

Other borrowings	52	(6,217)	(6,165)

Total	6,589	4,634	11,223

Change in net interest income	$(954)	$(1,592)	$(2,546)

Our net interest income for the three months ended March 31, 2000 was $233.0 million, a decrease of $2.5 million from the three months ended March 31, 1999. Although the interest rate spread increased by seven basis points in the first quarter of 2000 to 3.07% from 3.00% in the first quarter of 1999, the net yield on average interest-earning assets decreased by four basis points in the first quarter of 2000 to 3.22% from 3.26% in the first quarter of 1999. The year-over-year comparison was affected by an increase of $548.6 million in non-interest earning assets primarily attributable to our BOLI program initiated in 1999. Management estimates that if the net yield for each of the three month periods was adjusted for BOLI, the pro forma result would have been 3.35% during the first quarter of 2000, compared with 3.28% during the first quarter of 1999. See “Other Income” below for further discussion regarding our BOLI program.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	3/31/00	12/31/99

Weighted average yield:

Real estate loans	7.31%	7.28%

Automobile loans	8.58	8.52

Retail consumer loans	7.90	7.93

Leases	6.15	6.08

Corporate banking loans	8.70	8.58

Total loans and leases	7.54	7.53

Mortgage-backed securities	7.10	7.04

Investment securities	7.26	7.26

Other interest-earning assets	6.89	6.97

Total interest-earning assets	7.46	7.41

Weighted average cost:

Checking	1.40	1.27

Money market	3.70	3.41

Savings	1.60	1.61

Certificates of deposit	5.20	5.13

Total deposits	3.83	3.79

FHLB advances	5.45	5.32

Other borrowings	8.00	6.99

Total interest-bearing liabilities	4.37	4.34

Interest rate spread	3.09	3.07

Net yield on interest-earning assets	3.26%	3.19%

Other Income

Other income for the three months ended March 31, 2000 was $82.6 million, an increase of $15.4 million, or 22.9%, over the $67.2 million for the three months ended March 31, 1999. The increase was primarily attributable to retail banking income and income from the BOLI program. Retail banking income increased $8.1 million, or 18.7%, primarily due to increases in checking account fee income. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account as we continue to introduce our products in new markets. The increase in other income was attributable to the BOLI program. During the year ended December 31, 1999, we increased our BOLI portfolio by $630.0 million. The related income on the BOLI asset is recorded in other income and is the primary reason for the $8.6 million increase in other income over the comparable period in 1999.

Administrative Expenses

Administrative expenses were $142.7 million for the three months ended March 31, 2000, as compared to $143.2 million for the three months ended March 31, 1999. Each year included merger-related expenses. There were $3.3 million in merger-related expenses recorded in the three months ended March 31, 2000, and $2.2 million for the three months ended March 31, 1999. Excluding these merger-related charges, our administrative expenses were $139.5 million for the three months ended March 31, 2000 and $141.0 million for the three months ended March 31, 1999. This resulted in a ratio of administrative expenses to average assets (excluding the merger-related charges) of 1.81% and 1.86% for the three months ended March 31, 2000 and 1999, respectively. Our efficiency ratio (excluding the merger-related charges) was 43.40% for the three months ended March 31, 2000, an improvement when compared to 46.48% for the three months ended March 31, 1999. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Federal Income Taxes

Federal income tax expense for the three months ended March 31, 2000 was $52.6 million as compared to $49.9 million for the same period in 1999. The primary reason for this 5.4% increase in the provision for federal income taxes was a 7.5% increase in pre-tax book income. The effective tax rates were 32.0% and 32.6% for the 2000 and 1999 periods, respectively.

FINANCIAL CONDITION

Overview

At March 31, 2000, total assets were $30.6 billion, as compared to total assets of $31.8 billion at December 31, 1999. The decrease in total assets of $1.2 billion is primarily attributed to our fourth quarter 1999 commitment to sell $2.1 billion in seasoned, fixed-rate mortgage-backed securities, $1.5 billion of which settled during the first quarter of 2000.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	3/31/00	12/31/99

	(Dollars in thousands)
Loan and lease portfolio, net

One-to-four family:

Permanent:

Fixed rate	$6,098,844	$5,755,393

Adjustable rate	6,006,653	5,703,042

Construction	283,410	276,172

	12,388,907	11,734,607

Commercial real estate:

Multifamily	1,263,011	1,276,004

Other	722,768	673,972

	1,985,779	1,949,976

Consumer:

Retail	4,666,282	4,502,023

Automobile	2,506,848	2,497,956

	7,173,130	6,999,979

Business:

Leasing	1,198,907	1,137,895

Corporate banking	667,155	676,793

	1,866,062	1,814,688

Loans and leases before allowance for loan and leases losses	23,413,878	22,499,250

Allowance for loan and lease losses	(185,267)	(186,400)

Loans and leases, net	$23,228,611	$22,312,850

Portfolio of loans serviced for others	$10,526,595	$10,798,563

Loan and Lease Activity (Figure 6)

	Three Months Ended

	3/31/00	3/31/99

	(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$1,020,269	$1,378,438

Multifamily	4,882	98,875

Commercial	56,924	81,648

Total permanent loans	1,082,075	1,558,961

Construction:

One-to-four family	99,398	104,409

Multifamily	9,564	13,302

Commercial	33,654	14,552

Total construction loans	142,616	132,263

Total real estate loans originated	1,224,691	1,691,224

Retail consumer	490,532	617,355

Automobile	280,002	347,460

Leases	104,362	50,267

Corporate banking	147,961	126,551

Total loans and leases originated	2,247,548	2,832,857

Loans purchased	3,764	259,754

Sales and principal reductions:

Loans sold	330,118	573,970

Loans exchanged for mortgage-backed securities	—	1,148,373

Principal reductions	997,869	1,737,194

Total sales and principal reductions	1,327,987	3,459,537

Increase (decrease) before net items	$923,325	$(366,926)

Investment Securities

Figure 7 summarizes our investment portfolios at March 31, 2000 and December 31, 1999. The amounts reflected represent the fair values of investment securities held for trading and available for sale and the amortized cost of investment securities held to maturity.

Investment Securities (Figure 7)

	3/31/00	12/31/99

	(Dollars in thousands)
Trading

Other	$—	$13,380

Total investment securities held for trading	—	13,380

Available for Sale

U.S. Treasury and agency securities	366,408	339,687

Corporate notes and commercial paper	90,592	88,368

Other	16,209	54,640

Total investment securities available for sale	473,209	482,695

Held to Maturity

U.S. Treasury and agency securities	17,294	17,058

Corporate notes and commercial paper	—	15,659

Other	12,937	13,289

Total investment securities held to maturity	30,231	46,006

Total	$503,440	$542,081

Weighted average rate	7.26%	7.26%

Mortgage-Backed Securities

Figure 8 summarizes our mortgage-backed securities portfolios at March 31, 2000 and December 31, 1999. The amounts reflected represent the fair values of mortgage-backed securities available for sale and the amortized cost of securities held to maturity.

Mortgage-Backed Securities (Figure 8)

	3/31/00	12/31/99

	(Dollars in thousands)
Available for Sale

Participation certificates:

Government agency issues:

FNMA	$1,284,746	$3,023,228

FHLMC	69,614	95,034

GNMA	2,505	2,608

Collateralized mortgage obligations:

Government agency issues:

FHLMC	294,575	232,906

FNMA	227,918	304,018

GNMA	7,039	7,349

Private issues	518,720	527,991

Total mortgage-backed securities available for sale	2,405,117	4,193,134

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	520,890	549,866

FHLMC	186,566	196,704

GNMA	97,498	101,468

Private issues	154,716	162,485

Collateralized mortgage obligations:

Government agency issues:

FNMA	219,564	221,934

FHLMC	79,733	82,838

Private issues	555,409	591,951

Total mortgage-backed securities held to maturity	1,814,376	1,907,246

Total	$4,219,493	$6,100,380

Weighted average rate	7.10%	7.04%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three months ended

	3/31/00	3/31/99

	(Dollars in thousands)
Allowance for loans and lease losses

Balance, beginning of period	$186,400	$184,989

Provision for loan and lease losses	8,598	6,770

Loans and leases charged off:

Mortgage	(1,886)	(1,076)

Automobile	(7,095)	(8,126)

Retail consumer	(2,723)	(1,537)

Leases	—	(900)

Corporate banking	(123)	(448)

Total charge-offs	(11,827)	(12,087)

Recoveries:

Mortgage	249	254

Automobile	1,585	1,373

Retail consumer	200	189

Leases	—	—

Corporate banking	62	96

Total recoveries	2,096	1,912

Net loan and lease charge-offs	(9,731)	(10,175)

Balance, end of period	$185,267	$181,584

Net charge-offs to average loans and leases (annualized)	.17%	.18%

Figure 10 sets forth information concerning nonperforming assets and additional information on the allowance for loan and lease losses. At March 31, 2000, we had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

Nonperforming Assets (Figure 10)

	3/31/00	12/31/99

	(Dollars in thousands)
Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$73,661	$75,682

Multifamily and commercial	14,027	3,369

Construction and land	584	1,095

Total real estate mortgage loans	88,272	80,146

Retail consumer	49,838	39,638

Automobile	305	482

Corporate banking	9,070	6,037

Leases	—	—

Total nonaccrual loans and leases	147,485	126,303

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans	—	—

Retail consumer	2,408	2,562

Automobile	3,903	4,973

Leases	2,759	—

Corporate banking	5,510	2,463

Total accruing loans and leases

delinquent more than 90 days	14,580	9,998

Restructured real estate mortgage loans	953	1,009

Total nonperforming loans and leases	163,018	137,310

Real estate acquired through foreclosure and other	24,761	24,453

Total nonperforming assets	187,779	161,763

Less government guaranteed loans	19,037	18,841

Nonperforming assets net of government guaranteed loans	$168,742	$142,922

Ratio of:

Nonperforming loans and leases to total loans and leases	.70%	.62%

Nonperforming assets to total assets	.61	.51

Allowance for loan and lease losses to:

Nonperforming loans and leases	113.65	135.75

Total loans and leases before allowance	.79	.83

Ratio of (excluding guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.62	.53

Nonperforming assets to total assets	.55	.45

Allowance for loan and lease losses to:

Nonperforming loans and leases	128.67	157.34

Total loans and leases before allowances	.79%	.83%

(1)	Includes government guaranteed loans.

At March 31, 2000, there were $77.5 million of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

SOURCES OF FUNDS

General

Deposits have historically been the most important source of our funds for use in lending and for general business purposes. We also derive funds from FHLB advances, reverse repurchase agreements and other borrowings, principal repayments on loans and mortgage-backed securities, funds provided by operations and proceeds from the sale of loans and loan participations. At March 31, 2000 and December 31, 1999, 68% and 69% of interest-bearing liabilities were in the form of deposits and 32% and 31% were in the form of borrowings, respectively.

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

Composition of Deposits (Figure 11)

	3/31/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Checking accounts:

Interest-bearing	$2,305,717	2.22%	$2,066,453	2.05%

Noninterest-bearing	1,355,334	—	1,263,290	—

Savings accounts	1,943,207	1.60	2,065,127	1.61

Money market accounts	3,370,626	3.70	3,170,435	3.41

Certificates of deposit	10,022,712	5.42	10,508,670	5.31

Total deposits, net	$18,997,596	3.95	$19,073,975	3.89

Including the annualized effect of applicable interest rate risk management instruments		3.83%		3.79%

Investment securities and mortgage-backed securities with a book value of $512.9 million at March 31, 2000 and $544.4 million at December 31, 1999, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At March 31, 2000, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $11.8 billion in certain real estate loans and $1.9 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	3/31/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Short-term	$4,425,000	5.77%	$4,115,000	5.43%

Long-term:

Fixed-rate advances	3,437,283	5.00	4,512,941	5.10

Variable-rate advances	409,604	5.93	598,209	6.21

Total advances, net	$8,271,887	5.45%	$9,226,150	5.32%

Interest Rate Risk Management

We utilize various types of interest rate contracts in managing our interest rate risk profile. We utilize fixed receipt swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. We utilize fixed payment swaps to convert certain of our floating-rate or short-term, fixed-rate liabilities into longer term, fixed-rate instruments. Under these agreements we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts.

Interest Rate Swaps (Figure 13)

	3/31/00					12/31/99

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Variable

Receipt Maturing in:

2002	$25,000	6.22	%(1)	6.44%		$25,000	5.58	%(1)	6.44%

Variable Payment and Fixed

Receipt Maturing in:

2000	$40,000	5.55%		6.17%		40,000	5.55%		6.16%

2001	420,000	6.38		6.08		420,000	6.38		6.14

2002	55,000	7.16		6.09		—	—		—

2003	120,000	6.14		6.12		120,000	6.14		6.14

2004	580,000	7.01		6.06		580,000	7.01		6.15

2005	170,000	7.76		6.09		25,000	7.00		5.87

2006	40,000	7.00		5.95		40,000	7.00		6.37

2009	65,000	7.32		6.00		65,000	7.32		6.16

Total	$1,490,000	6.83%		6.07	%(1)	$1,290,000	6.69%		6.15	%(1)

(1) Rates are based upon LIBOR.

Interest rate risk management instruments reduced interest expense as follows:

Net Benefit of Interest Rate Risk Management (Figure 14)

	Three months ended

	3/31/00	3/31/99

	(Dollars in thousands)
Interest expense (income):

Deposits	$(2,981)	$(2,119)

FHLB advances	—	86

Reverse repurchase agreements	—	(122)

Mortgage loans	—	82

Total net benefit	$(2,981)	$(2,073)

Liquidity

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as

FHLB advances and reverse repurchase agreements. Management also considers our interest-sensitivity profile when deciding on alternative sources of funds. At March 31, 2000, our one-year gap was a negative 13.52% of total assets. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk” regarding further information on our interest rate risk profile.

We are required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Charter One Bank’s average regulatory liquidity ratio for the first quarter of 2000 was 4.97%.

We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2000, we had outstanding commitments to originate loans and leases of $1.4 billion, unfunded consumer lines of credit totaling $2.4 billion and unfunded corporate banking lines of credit totaling $173.3 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $54.2 million as of March 31, 2000. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $8.4 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On October 20, 1999, our Board of Directors authorized a buyback to repurchase up to 3.3 million shares of Charter One common stock in a program of open market or privately negotiated purchases. As of March 31, 2000, we had purchased all of the shares authorized under this buyback. The repurchased shares are reserved in treasury for later reissue in connection with employee benefit plans.

On April 26, 2000, our Board of Directors authorized a new buyback to repurchase up to 7.5 million shares of Charter One common stock in a program of open market purchases or privately negotiated transactions. The repurchased shares will be reserved in treasury for later reissue in connection with future stock dividends as well as employee benefit plans.

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

Each regulator of Charter One requires the institution to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of an institution’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The actual regulatory capital ratios calculated for Charter One, Charter One Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

Regulatory Capital (Figure 15)

	As of March 31, 2000

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,484,902	11.16%	$1,781,465	›8.00%	$2,226,831	›10.00%

Tier 1 capital to risk-weighted assets	2,295,931	10.31	890,732	›4.00	1,336,098	›6.00

Tier 1 capital to average assets	2,295,931	7.48	1,228,315	›4.00	1,535,393	›5.00

Charter One Commercial:

Total capital to risk-weighted assets	42,032	43.40	7,748	›8.00	9,685	›10.00

Tier 1 capital to risk-weighted assets	42,032	43.40	3,874	›4.00	5,811	›6.00

Tier 1 capital to average assets	42,032	14.91	11,279	›4.00	14,099	›5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,221,634	10.56	1,682,953	›8.00	2,103,691	›10.00

Tier 1 capital to risk-weighted assets	1,713,610	8.15	N/A	N/A	1,262,214	›6.00

Core capital to adjusted tangible assets	1,727,835	5.69	1,215,370	›4.00	1,519,212	›5.00

Tangible capital to tangible assets	1,726,964	5.68	455,751	›1.50	N/A	N/A

	As of December 31, 1999

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,404,336	11.16%	$1,722,825	›8.00%	$2,153,532	›10.00%

Tier 1 capital to risk-weighted assets	2,213,534	10.28	861,413	›4.00	1,292,119	›6.00

Tier 1 capital to average assets	2,213,534	7.05	1,255,645	›4.00	1,569,567	›5.00

Charter One Commercial :

Total capital to risk-weighted assets	41,337	40.92	8,081	›8.00	10,101	›10.00

Tier 1 capital to risk-weighted assets	41,337	40.92	4,040	›4.00	6,061	›6.00

Tier 1 capital to average assets	41,337	13.66	12,104	›4.00	15,129	›5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,115,163	10.00	1,691,462	›8.00	2,114,327	›10.00

Tier 1 capital to risk-weighted assets	1,605,506	7.59	N/A	N/A	1,268,596	›6.00

Core capital to adjusted tangible assets	1,619,927	5.10	1,270,858	›4.00	1,588,572	›5.00

Tangible capital to tangible assets	1,618,856	5.10	476,566	›1.50	N/A	N/A

As of June 8, 1998, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as “well capitalized” under the regulatory framework for Prompt Corrective Action. As of December 31, 1998, the most recent notification from the FRB categorized Charter One as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One and Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed Charter One’s or Charter One Bank, F.S.B.’s respective category. Charter One Commercial’s capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One Commercial would not be considered well capitalized; however, as of March 31, 2000, Charter One Commercial had not received a classification from its respective regulator.

Management believes that, as of March 31, 2000, Charter One, Charter One Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	3/31/00	12/31/99	9/30/99	6/30/99	3/31/99

Market price of common stock:

High	$21.00	$26.44	$26.91	$30.60	$30.53

Low	15.25	17.50	21.08	25.18	23.99

Close	21.00	19.13	23.13	26.49	27.49

Dividends declared and paid	.16	.16	.16	.15	.13

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 1998 Form 10-K. The assumptions used in our model have been updated as of March 31, 2000. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

Base Case

+200 Over one year	(5.75)%	(8.44)%

+100 Over one year	(2.79)	(4.02)

-100 Over one year	2.54	3.64

-200 Over one year	4.52	6.47

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II — OTHER INFORMATION

ITEM 5. Other Information

Dividend

On April 26, 2000, the Board of Directors of Charter One declared a regular quarterly cash dividend of 18 cents per common share. The dividend is payable May 22, 2000 to shareholders of record as of May 10, 2000.

Share Repurchase

On April 26, 2000, the Board of Directors of Charter One authorized management to repurchase up to 7.5 million shares of the Company’s outstanding common stock in a buy back program. The repurchased shares will be reserved in treasury for later reissue in connection with future stock dividends as well as employee benefit plans.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 — Computation of Per Share Earnings

      Exhibit 27 — Financial Data Schedule

(b) Reports on Form 8-K — None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	May 11, 2000	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)