Form 10-Q
period 2000-06-30
CHARTER ONE FINANCIAL INC
filed 2000-08-09
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
Yes     X     No______

      The number of shares outstanding of the registrant’s sole class of common stock as of August 4, 2000 was 199,999,964.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	6/30/00	12/31/99

	(Dollars in thousands,
	except per share data)

ASSETS

Cash and deposits with banks	$531,636	$689,082

Federal funds sold and other	470	4,450

Total cash and cash equivalents	532,106	693,532

Investments securities:

Trading	—	13,380

Available for sale, at fair value	432,674	482,695

Held to maturity (fair value of $27,875 and $52,858)	28,136	46,006

Mortgage-backed securities:

Available for sale, at fair value	3,701,980	4,193,134

Held to maturity (fair value of $1,711,721 and $1,909,313)	1,710,538	1,907,246

Loans and leases, net	23,455,358	22,276,862

Loans held for sale	31,516	35,988

Bank owned life insurance	724,425	709,173

Federal Home Loan Bank stock	520,288	471,191

Premises and equipment	322,252	317,205

Accrued interest receivable	190,310	156,244

Real estate and other collateral owned	29,421	36,358

Loan servicing assets	134,677	118,792

Goodwill	180,608	188,826

Other assets	227,973	172,431

Total assets	$32,222,262	$31,819,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Checking accounts	$3,739,100	$3,329,743

Money market accounts	3,921,289	3,170,435

Savings accounts	1,553,565	2,065,127

Certificates of deposit	9,355,003	10,508,670

Total deposits	18,568,957	19,073,975

Federal Home Loan Bank advances	10,151,761	9,226,150

Reverse repurchase agreements	53,087	283,297

Other borrowings	267,579	232,277

Advance payments by borrowers for taxes and insurance	83,784	80,309

Accrued interest payable	54,137	95,323

Accrued expenses and other liabilities	698,640	430,032

Total liabilities	29,877,945	29,421,363

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,681,105 and 212,397,685 shares issued	2,127	2,124

Additional paid-in capital	1,740,020	1,736,726

Retained earnings	874,242	734,510

Less 10,307,140 and 3,140,000 shares of common stock held in treasury at cost	(228,900)	(65,502)

Borrowings of employee investment and stock ownership plan	(2,044)	(3,138)

Accumulated other comprehensive income	(41,128)	(7,020)

Total shareholders’ equity	2,344,317	2,397,700

Total liabilities and shareholders’ equity	$32,222,262	$31,819,063

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended

	6/30/00	6/30/99	6/30/00	6/30/99

	(Dollars in thousands, except per share data)
Interest income:

Loans and leases	$447,109	$415,076	$875,219	$836,865

Mortgage-backed securities:

Available for sale	50,065	52,668	105,539	92,994

Held to maturity	30,908	39,758	63,262	85,830

Investment securities:

Trading	—	58	38	58

Available for sale	8,202	6,000	17,213	12,923

Held to maturity	420	561	844	1,373

Other interest-earning assets	8,894	8,704	17,553	18,175

Total interest income	545,598	522,825	1,079,668	1,048,218

Interest expense:

Deposits	181,668	178,083	361,923	359,809

FHLB advances	125,425	102,156	239,124	196,996

Other borrowings	6,472	9,413	13,585	22,691

Total interest expense	313,565	289,652	614,632	579,496

Net interest income	232,033	233,173	465,036	468,722

Provision for loan and lease losses	11,509	7,843	20,107	14,613

Net interest income after provision for loan and lease losses	220,524	225,330	444,929	454,109

Other income:

Retail banking	61,760	50,825	113,498	94,416

Mortgage banking	14,238	11,483	27,953	22,852

Leasing operations	10,394	1,656	11,992	3,704

Net gains	3,064	6,989	6,611	13,806

Other	9,441	8,272	21,461	11,675

Total other income	98,897	79,225	181,515	146,453

Administrative expenses:

Compensation and employee benefits	71,215	67,867	141,479	136,381

Net occupancy and equipment	25,351	23,294	49,915	47,014

Federal deposit insurance premiums	1,001	2,048	2,006	4,149

Merger expenses	20,845	3,519	24,103	5,719

Amortization of goodwill	4,046	3,325	8,090	6,714

Other administrative expenses	45,071	45,150	84,664	88,388

Total administrative expenses	167,529	145,203	310,257	288,365

Income before income taxes	151,892	159,352	316,187	312,197

Income taxes	48,605	50,976	101,191	100,875

Net income	$103,287	$108,376	$214,996	$211,322

Basic earnings per share	$.50	$.51	$1.03	$.99

Diluted earnings per share	$.49	$.49	$1.02	$.96

Average common shares outstanding	207,241,293	214,209,456	208,333,201	214,187,266

Average common and common equivalent shares outstanding	211,089,502	219,525,186	211,586,635	219,593,985

Cash dividends declared per share	$.18	$.15	$.34	$.28

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	6/30/00	6/30/99

	(Dollars in thousands)
Cash flows from operating activities:

Net income	$214,996	$211,322

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	20,107	14,613

Net gains	(6,094)	(10,983)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	58,296	37,152

Origination of real estate loans held for sale	(819,016)	(947,117)

Proceeds from sale of loans held for sale	818,563	1,057,041

Proceeds from investment securities held for trading	13,418	(18,983)

Other	120,986	(72,571)

Net cash provided by operating activities	421,256	270,474

Cash flows from investing activities:

Net principal disbursed on loans and leases	(2,677,535)	(1,530,215)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	196,462	737,500

Investment securities held to maturity	3,401	230

Mortgage-backed securities available for sale	126,349	374,020

Investment securities available for sale	54,999	181,365

Proceeds from sale of:

Mortgage-backed securities available for sale	1,796,393	673,311

Investment securities available for sale	12,713	195,479

Federal Home Loan Bank stock	17,624	1,809

Purchase of:

Investment securities held to maturity	(635)	(725)

Mortgage-backed securities available for sale	—	(210,000)

Investment securities available for sale	(10,696)	(455,329)

Loans	(7,906)	(372,003)

Federal Home Loan Bank stock	(50,735)	(41,902)

Loan servicing assets, including those originated	(16,605)	(16,892)

Bank owned life insurance	—	(480,500)

Other	(20,912)	(23,524)

Net cash used in investing activities	(577,083)	(967,376)

Cash flows from financing activities:

Net increase in short-term borrowings	1,159,760	339,253

Proceeds from long-term borrowings	555,057	705,711

Repayments of long-term borrowings	(983,217)	(372,573)

Net decrease in deposits	(505,309)	(214,442)

Increase (decrease) in advance payments by borrowers for taxes and insurance	3,475	(616)

Payment of dividends on common stock	(71,005)	(65,798)

Proceeds from issuance of common stock	9,452	14,606

Purchase of treasury stock	(173,812)	(54,726)

Net cash provided by (used in) financing activities	(5,599)	351,415

Net decrease in cash and cash equivalents	(161,426)	(345,487)

Cash and cash equivalents, beginning of the period	693,532	722,260

Cash and cash equivalents, end of the period	$532,106	$376,773

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$656,109	$590,935

Cash paid for income taxes	6,000	21,441

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	1,471,076	1,866,045

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	On October 1, 1999, Charter One completed its acquisition of St. Paul Bancorp, Inc. (“St. Paul”), which was accounted for as a pooling of interests. Headquartered in Chicago, Illinois, St. Paul was the holding company of St. Paul Federal Bank for Savings, a $6.2 billion savings bank that operated 58 branch offices in the metropolitan Chicago area. The merger was effected through the issuance of .99225 shares of Charter One common stock for each share of St. Paul’s common stock, resulting in the issuance of 39,892,023 shares (as adjusted for the 5% stock dividend issued September 30, 1999).

3.	On November 5, 1999, the Company completed its acquisition of 14 Vermont National Bank offices from Chittenden Corporation (“Chittenden”), which was accounted for as a purchase. The acquisition was related to the branch divestiture required by federal regulators relative to Chittenden’s pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. Charter One acquired $84.7 million in commercial real estate and business loans and assumed $357.5 million in deposits at fair value. The purchase resulted in $43.6 million in tax-deductible goodwill, which will be amortized over 15 years.

4.	The Company has identified one reportable segment: consumer banking. Consumer banking includes retail banking, mortgage banking, and other related financial services that provide a full range of deposit products, consumer loans, business lending, and commercial real estate lending.

5.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB has delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No.138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. Early application is still permitted. Management has not completed the process of evaluating SFAS No. 133 and SFAS No. 138 and therefore has not determined the impact that adopting these statements will have on the Company’s financial position and results of operations.

6.	Certain items in the consolidated financial statements for 1999 have been reclassified to conform to the 2000 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial (formerly ALBANK Commercial). Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of June 30, 2000, the Bank and its subsidiaries were doing business through 418 full-service branches and 36 loan production offices.

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

RESULTS OF OPERATIONS

Performance Overview

Charter One reported net income of $103.3 million, or $.49 per diluted share, for the three months ended June 30, 2000. This was a $5.1 million, or 4.7%, decrease over the results of the second quarter of 1999 when net income was $108.4 million, or $.49 per diluted share. Both periods included merger-related charges. Excluding the after- tax impact of merger-related charges, our net income resulted in a return on average equity of 19.08% and a return on average assets of 1.51% for the three months ended June 30, 2000. The comparable returns for the second quarter of 1999 were 17.69% and 1.44%, respectively. The increase in our operating returns was primarily attributable to increases in income from retail banking and leasing operations.

For the six months ended June 30, 2000, Charter One reported net income of $215.0 million, or $1.02 per diluted share. This was a $3.7 million, or 1.7%, increase over the results for the same period in 1999. Both periods included merger-related charges. Our net income, excluding the after-tax impact of merger-related charges, resulted in a return on average equity of 18.84% and a return on average assets of 1.51% for the six months ended June 30, 2000. The comparable returns for the 1999 period were 17.46% and 1.41%, respectively. The increase in our operating returns, just as with the second quarter results, was primarily attributable to increases in income from retail banking and leasing operations. Additionally, the year-over-year comparison was affected by an increase in income from our Bank Owned Life Insurance (“BOLI”) program.

Figure 1 sets forth selected annualized performance ratios for the three and six months ended June 30, 2000 and 1999, respectively. The table reflects these ratios on both an actual and operating return basis. Operating returns are computed using net income excluding the after-tax impact of merger-related charges for each of the periods presented. We believe that presentation of operating returns will provide comparability and insight into the operations of Charter One.

Selected Ratios (Figure 1)

	Three Months Ended				Six Months Ended

	6/30/00		6/30/99		6/30/00		6/30/99

Actual:

Return on average assets	1.33%		1.41%		1.40%		1.38%

Return on average equity	16.78		17.33		17.51		17.16

Average equity to average assets	7.91		8.14		8.00		8.07

Net interest income to administrative expenses	1.39	x	1.61	x	1.50	x	1.63	x

Administrative expenses to average assets	2.15%		1.89%		2.02%		1.89%

Efficiency ratio	49.86		46.46		47.22		46.83

Operating:

Return on average assets	1.51%		1.44%		1.51%		1.41%

Return on average equity	19.08		17.69		18.84		17.46

Net interest income to administrative expenses	1.58	x	1.65	x	1.63	x	1.66	x

Administrative expenses to average assets	1.88%		1.84%		1.86%		1.85%

Efficiency ratio	43.50		45.30		43.45		45.88

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	6/30/00			6/30/99

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:

Loans and leases	$23,716,364	$447,109	7.55%	$22,398,262	$415,076	7.42%

Mortgage-backed securities:

Available for sale	2,765,608	50,065	7.24	3,170,063	52,668	6.65

Held to maturity	1,745,421	30,908	7.08	2,317,263	39,758	6.86

Investment securities:

Trading	—	—	—	7,680	58	3.02

Available for sale	452,191	8,202	7.26	424,988	6,000	5.65

Held to maturity	29,143	420	5.77	36,526	561	6.13

Other interest-earning assets	489,180	8,894	7.19	537,051	8,704	6.41

Total interest-earning assets	29,197,907	545,598	7.48	28,891,833	522,825	7.24

Allowance for loan and lease losses	(183,514)			(181,778)

Noninterest-earning assets	2,136,747			2,016,638

Total assets	$31,151,140			$30,726,693

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,674,891	13,376	1.46%	$2,974,490	7,206	.97%

Savings accounts	1,694,620	6,385	1.52	2,446,915	12,197	2.00

Money market accounts	3,792,860	35,593	3.77	3,082,974	25,007	3.25

Certificates of deposit	9,607,596	126,314	5.29	10,439,968	133,673	5.14

Total deposits	18,769,967	181,668	3.89	18,944,347	178,083	3.77

FHLB advances	8,959,241	125,425	5.62	8,166,811	102,156	5.01

Other borrowings	309,641	6,472	8.33	554,400	9,413	6.76

Total borrowings	9,268,882	131,897	5.71	8,721,211	111,569	5.13

Total interest-bearing liabilities	28,038,849	313,565	4.49	27,665,558	289,652	4.20

Noninterest-bearing liabilities	649,547			559,476

Total liabilities	28,688,396			28,225,034

Shareholders’ equity	2,462,744			2,501,659

Total liabilities and shareholders’ equity	$31,151,140			$30,726,693

Net interest income		$232,033			$233,173

Interest rate spread			2.99			3.04

Net yield on average interest-earning assets			3.18			3.23

Average interest-earning assets to average interest-bearing liabilities			104.13%			104.43%

	Six Months Ended

	6/30/00			6/30/99

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

		(Dollars in thousands)
Interest-earning assets:

Loans and leases	$23,305,600	$875,219	7.52%	$22,507,649	$836,865	7.45%

Mortgage-backed securities:

Available for sale	2,952,867	105,539	7.15	2,804,606	92,994	6.63

Held to maturity	1,794,968	63,262	7.05	2,489,173	85,830	6.90

Investment securities:

Trading	368	38	20.56	3,840	58	3.02

Available for sale	468,654	17,213	7.35	457,416	12,923	5.65

Held to maturity	32,412	844	5.21	44,226	1,373	6.21

Other interest-earning assets	495,250	17,553	7.01	587,538	18,175	6.15

Total interest-earning assets	29,050,119	1,079,668	7.44	28,894,448	1,048,218	7.26

Allowance for loan and lease losses	(184,330)			(182,482)

Noninterest-earning assets	1,838,397			1 ,820,632

Total assets	$30,704,186			$30,532,598

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,553,099	24,962	1.41%	$2,927,410	12,321	.85%

Savings accounts	1,870,826	14,328	1.54	2,505,845	25,232	2.03

Money market accounts	3,511,241	63,470	3.64	2,906,784	48,035	3.33

Certificates of deposit	9,942,252	259,163	5.24	10,573,124	274,221	5.23

Total deposits	18,877,418	361,923	3.86	18,913,163	359,809	3.84

FHLB advances	8,754,401	239,124	5.49	7,910,712	196,996	5.02

Other borrowings	346,663	13,585	7.81	702,253	22,691	6.44

Total borrowings	9,101,064	252,709	5.57	8,612,965	219,687	5.13

Total interest-bearing liabilities	27,978,482	614,632	4.41	27,526,128	579,496	4.24

Noninterest-bearing liabilities	270,184			543,137

Total liabilities	28,248,666			28,069,265

Shareholders’ equity	2,455,520			2,463,333

Total liabilities and shareholders’ equity	$30,704,186			$30,532,598

Net interest income		$465,036			$468,722

Interest rate spread			3.03			3.02

Net yield on average interest-earning assets			3.20			3.24

Average interest-earning assets to average interest-bearing liabilities			103.83%			104.97%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis (Figure 3)

	Three Months Ended June 30,			Six Months Ended June 30,

	2000 v. 1999			2000 v. 1999

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

			(Dollars in thousands)
Interest income:

Loans and leases	$6,501	$25,532	$32,033	$6,143	$32,211	$38,354

Mortgage-backed securities:

Available for sale	4,471	(7,074)	(2,603)	7,474	5,071	12,545

Held to maturity	1,240	(10,090)	(8,850)	1,860	(24,428)	(22,568)

Investment securities:

Trading	—	(58)	(58)	339	(359)	(20)

Available for sale	1,798	404	2,202	3,965	325	4,290

Held to maturity	(33)	(108)	(141)	(199)	(330)	(529)

Other interest-earning assets	1,005	(815)	190	2,457	(3,079)	(622)

Total	14,982	7,791	22,773	22,039	9,411	31,450

Interest expense:

Checking accounts	4,203	1,967	6,170	9,573	3,068	12,641

Savings accounts	(2,576)	(3,236)	(5,812)	(5,290)	(5,614)	(10,904)

Money market accounts	4,298	6,288	10,586	4,790	10,645	15,435

Certificates of deposit	3,506	(10,865)	(7,359)	1,384	(16,442)	(15,058)

FHLB advances	12,457	10,812	23,269	19,480	22,648	42,128

Other borrowings	553	(3,494)	(2,941)	580	(9,686)	(9,106)

Total	22,441	1,472	23,913	30,517	4,619	35,136

Change in net interest income	$(7,459)	$6,319	$(1,140)	$(8,478)	$4,792	$(3,686)

Our net interest income for the three months ended June 30, 2000 was $232.0 million, a decrease of $1.1 million from the three months ended June 30, 1999. The net yield on interest-earning assets during the second quarter of 2000 declined slightly to 3.18% from 3.23% for the comparable period of 1999, reflecting in part, our stock buyback program and the short-term impact of our recent adjustable-rate residential and consumer loans originations at teaser rates. Additionally, as reflected in Figure 4, the net yield on interest-earning assets at June 30, 2000 declined to 3.02% from 3.19% at December 31, 1999. The compression in the net yield on interest-earning assets is primarily attributed to the fact that our liabilities have repriced more quickly than our assets. Interest rates have risen considerably over the past year, as evidenced by an aggregate 175 basis point increase in the federal funds rate. This increase has been accompanied by a flattening of the yield curve. Given this interest rate environment, management has decided to slow balance sheet growth, with particular emphasis on accelerating the shift away from residential loans and securities by selling more of those portfolios. Instead, balance sheet capacity will be preserved for a more favorable interest rate environment, and existing capital will be allocated toward our stock buyback program. See “Capital and Dividends” below for further discussion regarding our stock buyback program. Thus, in the current interest rate environment, management expects operating earnings per share levels for the remainder of 2000 to be approximately 10% over operating earnings per share levels for the comparable 1999 period. This is expected to result in returns on average assets and average equity consistent with such returns achieved in the first half of 2000.

Our net interest income for the six months ended June 30, 2000 was $465.0 million, a decrease of $3.7 million from the six months ended June 30, 1999. The net yield on average interest-earning assets decreased by four basis points during the six months ended June 30, 2000 to 3.20% from 3.24% in the comparable period of 1999. The reasons for the decrease in the net yield on average interest-earning assets are substantially the same as for the second quarter results discussed in the above paragraph. In addition, the year-over-year comparison was affected by our BOLI program initiated in 1999. This asset is classified in non-interest earning assets on the average balance sheet and the related income is recorded in other income on the consolidated statement of income. See “Other Income” below for further discussion regarding our BOLI program.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	6/30/00	12/31/99

Weighted average yield:

Real estate loans	7.36%	7.28%

Automobile loans	8.60	8.52

Retail consumer loans	7.93	7.93

Leases	6.24	6.08

Corporate banking loans	8.98	8.58

Total loans and leases	7.61	7.53

Mortgage-backed securities	7.25	7.04

Investment securities	7.37	7.26

Other interest-earning assets	7.30	6.97

Total interest-earning assets	7.53	7.41

Weighted average cost:

Checking	1.54	1.27

Money market	3.85	3.41

Savings	1.54	1.61

Certificates of deposit	5.43	5.13

Total deposits	3.99	3.79

FHLB advances	5.83	5.32

Other borrowings	7.91	6.99

Total interest-bearing liabilities	4.68	4.34

Interest rate spread	2.85	3.07

Net yield on interest-earning assets	3.02%	3.19%

Other Income

Other income for the three months ended June 30, 2000 was $98.9 million, an increase of $19.7 million, or 24.8%, over the $79.2 million for the three months ended June 30, 1999. The increase was primarily attributable to income from retail banking and leasing operations. Retail banking income increased $10.9 million, or 21.5%, as we continued to introduce our products into new markets acquired through mergers. Income from leasing operations increased $8.7 million, primarily driven by residual values on underlying equipment realized upon termination of leases.

Other income for the six months ended June 30, 2000 was $181.5 million, an increase of $35.1 million, or 23.9%, over the $146.5 million for the six months ended June 30, 1999. The increase was primarily attributable to income from retail banking, leasing operations, and the BOLI program. The reasons for the increases in income from retail banking and leasing operations are substantially the same as for the second quarter results discussed in the above paragraph. The increase in the line item “other” was attributable to the BOLI program. During the year ended December 31, 1999, we increased our BOLI portfolio by $630.0 million. The related income on the BOLI asset is recorded in the line item “other” and is the primary reason for the $9.8 million increase in the line item “other” over the comparable period in 1999.

Administrative Expenses

Administrative expenses were $167.5 million for the three months ended June 30, 2000, an increase of $22.3 million, or 15.4%, as compared to the second quarter of 1999. Each year included merger-related expenses. There were $20.8 million of merger-related expenses recorded in the three months ended June 30, 2000, and $3.5 million for the three months ended June 30, 1999. Excluding these merger-related charges, our administrative expenses were $146.7 million for the three months ended June 30, 2000 and $141.7 million for the three months ended June

30, 1999. This resulted in a comparable ratio of administrative expenses to average assets (excluding the merger- related charges) of 1.88% and 1.84% for the three months ended June 30, 2000 and 1999, respectively. Our efficiency ratio (excluding the merger-related charges) was 43.50% for the three months ended June 30, 2000, an improvement when compared to 45.30% for the three months ended June 30, 1999. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Administrative expenses were $310.3 million for the six months ended June 30, 2000, an increase of $21.9 million, or 7.6%, as compared to the six months ended June 30, 1999. Each year included merger-related expenses. There were $24.1 million of merger-related expenses recorded in the six months ended June 30, 2000, and $5.7 million for the six months ended June 30, 1999. Excluding these merger-related charges, our administrative expenses were $286.2 million for the six months ended June 30, 2000 and $282.6 million for the six months ended June 30, 1999. This resulted in a comparable ratio of administrative expenses to average assets (excluding the merger-related charges) of 1.86% and 1.85% for the six months ended June 30, 2000 and 1999, respectively. Our efficiency ratio (excluding the merger-related charges) was 43.45% for the six months ended June 30, 2000, an improvement when compared to 45.88% for the six months ended June 30, 1999. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Federal Income Taxes

Federal income tax expense for the three months ended June 30, 2000 was $48.6 million, as compared to $51.0 million for the same period in 1999. The primary reason for this 4.7% decrease in the provision for federal income taxes was a 4.7% decrease in pre-tax book income. The effective tax rate was 32.0% for the 2000 and 1999 periods, respectively.

Federal income tax expense for the six months ended June 30, 2000 was $101.2 million, essentially unchanged when compared to federal income tax expense of $100.9 million for the same period in 1999. The effective tax rates were 32.0% and 32.3% for the 2000 and 1999 periods, respectively.

FINANCIAL CONDITION

Overview

At June 30, 2000, total assets were $32.2 billion, as compared to total assets of $31.8 billion at December 31, 1999. Contributing to the increase in total assets was the growth in our loan portfolio since December 31, 1999. Figure 5 illustrates our continued emphasis in originating consumer and commercial loans due to the higher yields and shorter terms provided by these types of loans. Additionally, the adjustable-rate portion of our one-to-four family portfolio increased by $835.7 million, or 14.7%, since December 31, 1999.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	6/30/00	12/31/99

	(Dollars in thousands)
Loan and lease portfolio, net

One-to-four family:

Permanent:

Fixed rate	$5,077,841	$5,755,393

Adjustable rate	6,538,729	5,703,042

Construction	294,784	276,172

	11,911,354	11,734,607

Commercial real estate:

Multifamily	1,202,393	1,276,004

Other	772,498	673,972

	1,974,891	1,949,976

Consumer:

Retail	5,052,418	4,502,023

Automobile	2,697,127	2,497,956

	7,749,545	6,999,979

Business:

Leasing	1,354,663	1,137,895

Corporate banking	682,615	676,793

	2,037,278	1,814,688

Loans and leases before allowance for loan and lease losses	23,673,068	22,499,250

Allowance for loan and lease losses	(186,194)	(186,400)

Loans and leases, net	$23,486,874	$22,312,850

Portfolio of loans serviced for others	$11,616,497	$10,798,563

Loan and Lease Activity (Figure 6)

	Three Months Ended		Six Months Ended

	6/30/00	6/30/99	6/30/00	6/30/99

		(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$1,394,433	$1,314,184	$2,414,702	$2,692,622

Multifamily	9,374	45,324	14,256	144,199

Commercial	52,613	53,394	109,537	135,042

Total permanent loans	1,456,420	1,412,902	2,538,495	2,971,863

Construction:

One-to-four family	169,119	158,226	268,517	262,635

Multifamily	34,299	28,648	43,863	41,950

Commercial	19,130	36,806	52,784	51,358

Total construction loans	222,548	223,680	365,164	355,943

Total real estate loans originated	1,678,968	1,636,582	2,903,659	3,327,806

Retail consumer	714,285	664,111	1,204,817	1,281,466

Automobile	464,193	393,644	744,195	741,104

Leases	203,137	82,253	307,499	132,520

Corporate banking	210,271	170,667	358,232	297,218

Total loans and leases originated	3,270,854	2,947,257	5,518,402	5,780,114

Loans purchased	4,142	112,249	7,906	372,003

Sales and principal reductions:

Loans sold	488,898	485,772	819,016	1,059,742

Loans exchanged for mortgage-backed securities	1,471,076	717,672	1,471,076	1,866,045

Principal reductions	1,006,671	1,491,285	2,004,540	3,228,479

Total sales and principal reductions	2,966,645	2,694,729	4,294,632	6,154,266

Increase (decrease) before net items	$308,351	$364,777	$1,231,676	$(2,149)

Investment Securities

Figure 7 summarizes our investment portfolios at June 30, 2000 and December 31, 1999. The amounts reflected represent the fair values of investment securities held for trading and available for sale and the amortized cost of investment securities held to maturity.

Investment Securities (Figure 7)

	6/30/00	12/31/99

	(Dollars in thousands)
Trading

Other	$—	$13,380

Total investment securities held for trading	—	13,380

Available for Sale

U.S. Treasury and agency securities	331,378	339,687

Corporate notes and commercial paper	66,335	88,368

Other	34,961	54,640

Total investment securities available for sale	432,674	482,695

Held to Maturity

U.S. Treasury and agency securities	15,000	17,058

Corporate notes and commercial paper	—	15,659

Other	13,136	13,289

Total investment securities held to maturity	28,136	46,006

Total	$460,810	$542,081

Weighted average rate	7.37%	7.26%

Mortgage-Backed Securities

Figure 8 summarizes our mortgage-backed securities portfolios at June 30, 2000 and December 31, 1999. The amounts reflected represent the fair values of mortgage-backed securities available for sale and the amortized cost of securities held to maturity.

Mortgage-Backed Securities (Figure 8)

	6/30/00	12/31/99

	(Dollars in thousands)
Available for Sale

Participation certificates:

Government agency issues:

FNMA	$2,585,049	$3,023,228

FHLMC	60,625	95,034

GNMA	2,364	2,608

Collateralized mortgage obligations:

Government agency issues:

FHLMC	298,368	232,906

FNMA	230,457	304,018

GNMA	6,673	7,349

Private issues	518,444	527,991

Total mortgage-backed securities available for sale	3,701,980	4,193,134

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	490,918	549,866

FHLMC	175,516	196,704

GNMA	93,346	101,468

Private issues	146,747	162,485

Collateralized mortgage obligations:

Government agency issues:

FNMA	215,207	221,934

FHLMC	76,348	82,838

Private issues	512,456	591,951

Total mortgage-backed securities held to maturity	1,710,538	1,907,246

Total	$5,412,518	$6,100,380

Weighted average rate	7.25%	7.04%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended		Six Months Ended

	6/30/00	6/30/99	6/30/00	6/30/99

	(Dollars in thousands)
Allowance for loan and lease losses
Balance, beginning of period	$185,267	$181,584	$186,400	$184,989

Provision for loan and lease losses	11,509	7,843	20,107	14,613

Loans and leases charged off:

Mortgage	(1,399)	(2,648)	(3,285)	(3,724)

Automobile	(6,786)	(6,183)	(13,881)	(14,309)

Retail consumer	(4,664)	(445)	(7,387)	(1,982)

Leases	—	—	—	(900)

Corporate banking	(313)	(86)	(436)	(534)

Total charge-offs	(13,162)	(9,362)	(24,989)	(21,449)

Recoveries:

Mortgage	315	508	564	762

Automobile	1,515	1,681	3,100	3,054

Retail consumer	564	77	764	266

Leases	—	—	—	—

Corporate banking	186	18	248	114

Total recoveries	2,580	2,284	4,676	4,196

Net loan and lease charge-offs	(10,582)	(7,078)	(20,313)	(17,253)

Balance, end of period	$186,194	$182,349	$186,194	$182,349

Net charge-offs to average loans and leases (annualized)	.18%	.13%	.17%	.15%

Figure 10 sets forth information concerning nonperforming assets and additional information on the allowance for loan and lease losses. At June 30, 2000, we had no outstanding commitments to lend additional funds to borrowers whose loans were on nonaccrual or restructured status.

Nonperforming Assets (Figure 10)

	6/30/00	12/31/99

	(Dollars in thousands)
Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$68,671	$75,682

Multifamily and commercial	6,614	3,369

Construction and land	5,074	1,095

Total real estate mortgage loans	80,359	80,146

Retail consumer	49,712	39,638

Automobile	268	482

Corporate banking	7,836	6,037

Leases	—	—

Total nonaccrual loans and leases	138,175	126,303

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans	—	—

Retail consumer(1)	1,908	2,562

Automobile	4,275	4,973

Corporate banking	7,286	2,463

Leases	2,475	—

Total accruing loans and leases delinquent more than 90 days	15,944	9,998

Restructured real estate mortgage loans	671	1,009

Total nonperforming loans and leases	154,790	137,310

Real estate acquired through foreclosure and other	23,065	24,453

Total nonperforming assets	177,855	161,763

Less government guaranteed loans	20,293	18,841

Nonperforming assets net of government guaranteed loans	$157,562	$142,922

Ratio of:

Nonperforming loans and leases to total loans and leases	.66%	.62%

Nonperforming assets to total assets	.55	.51

Allowance for loan and lease losses to:

Nonperforming loans and leases	120.29	135.75

Total loans and leases before allowance	.79	.83

Ratio of (excluding government guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.57	.53

Nonperforming assets to total assets	.49	.45

Allowance for loan and lease losses to:

Nonperforming loans and leases	138.44	157.34

Total loans and leases before allowances	.79%	.83%

(1)	Includes government guaranteed loans.

At June 30, 2000, there were $72.1 million of loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future.

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

Composition of Deposits (Figure 11)

	6/30/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Checking accounts:

Interest-bearing	$2,357,297	2.45%	$2,066,453	2.05%

Noninterest-bearing	1,381,803	—	1,263,290	—

Savings accounts	1,553,565	1.54	2,065,127	1.61

Money market accounts	3,921,289	3.85	3,170,435	3.41

Certificates of deposit	9,355,003	5.57	10,508,670	5.31

Total deposits, net	$18,568,957	4.06	$19,073,975	3.89

Including the annualized effect of applicable interest rate risk management instruments		3.99%		3.79%

Investment securities and mortgage-backed securities with a book value of $506.2 million at June 30, 2000 and $544.4 million at December 31, 1999, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At June 30, 2000, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $11.3 billion in certain real estate loans and $2.9 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	6/30/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$5,905,248	6.21%	$4,115,000	5.43%

Long-term:

Fixed-rate advances	3,836,909	5.18	4,512,941	5.10

Variable-rate advances	409,604	6.55	598,209	6.21

Total advances, net	$10,151,761	5.83%	$9,226,150	5.32%

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

Interest Rate Swaps (Figure 13)

	6/30/00					12/31/99

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Variable

Receipt Maturing in:

2002	$25,000	6.22	%(1)	6.44%		$25,000	5.58	%(1)	6.44%

Variable Payment and Fixed

Receipt Maturing in:

2000	$40,000	5.55%		6.65%		40,000	5.55%		6.16%

2001	420,000	6.38		6.56		420,000	6.38		6.14

2002	310,000	7.57		6.67		—	—		—

2003	120,000	6.14		6.64		120,000	6.14		6.14

2004	580,000	7.01		6.51		580,000	7.01		6.15

2005	395,000	7.93		6.62		25,000	7.00		5.87

2006	40,000	7.00		6.52		40,000	7.00		6.37

2009	65,000	7.32		6.59		65,000	7.32		6.16

Total	$1,970,000	7.08%		6.58	%(1)	$1,290,000	6.69%		6.15	%(1)

(1) Rates are based upon LIBOR.

Interest rate risk management instruments reduced interest expense as follows:

Net Benefit of Interest Rate Risk Management (Figure 14)

	Three Months Ended		Six Months Ended

	6/30/00	6/30/99	6/30/00	6/30/99

		(Dollars in thousands)
Interest expense (income):

Deposits	$(2,691)	$(2,188)	$(5,672)	$(4,307)

FHLB advances	—	—	—	86

Reverse repurchase agreements	—	(114)	—	(236)

Other borrowings	—	87	—	169

Total net benefit	$(2,691)	$(2,215)	$(5,672)	$(4,288)

Liquidity

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as

FHLB advances and reverse repurchase agreements. Management also considers our interest-sensitivity profile when deciding on alternative sources of funds. At June 30, 2000, our one-year gap was a negative 13.33% of total assets. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk” regarding further information on our interest rate risk profile.

We are required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Charter One Bank’s average regulatory liquidity ratio for the second quarter of 2000 was 4.90%.

We anticipate that we will have sufficient funds available to meet our commitments. At June 30, 2000, we had outstanding commitments to originate loans and leases of $1.7 billion, unfunded consumer lines of credit totaling $2.6 billion and unfunded corporate banking lines of credit totaling $141.3 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $75.6 million as of June 30, 2000. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $7.8 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On October 20, 1999, our Board of Directors authorized a buyback to repurchase up to 3.3 million shares of Charter One common stock in a program of open market or privately negotiated purchases. As of March 31, 2000, we had purchased all of the shares authorized under this buyback for a total cost of $68.6 million. The repurchased shares are reserved in treasury for later reissue in connection with employee benefit plans.

On April 26, 2000, our Board of Directors authorized a new buyback to repurchase up to 7.5 million shares of Charter One common stock in a program of open market purchases or privately negotiated transactions. The repurchased shares will be reserved in treasury for later reissue in connection with future stock dividends as well as employee benefit plans. As of June 30, 2000, we had purchased all of the shares authorized under this buyback for a total cost of $170.7 million.

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a buyback program. The repurchased shares will be reserved in treasury for later reissue in connection with future stock dividends as well as employee benefit plans. As of August 4, 2000, we had purchased 2,854,400 shares authorized under this buyback for a total cost of $62.5 million.

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the Office of Thrift Supervision (“OTS”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

The actual regulatory capital ratios calculated for Charter One, Charter One Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

Regulatory Capital (Figure 15)

	6/30/00

					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,392,320	10.23%	$1,870,205	>8.00%	$2,337,756	>10.00%

Tier 1 capital to risk-weighted assets	2,203,264	9.42	935,103	>4.00	1,402,654	>6.00

Tier 1 capital to average assets	2,203,264	7.10	1,240,594	>4.00	1,550,742	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	42,614	46.96	7,259	>8.00	9,074	>10.00

Tier I capital to risk-weighted assets	42,614	46.96	3,630	>4.00	5,445	>6.00

Tier I capital to average assets	42,614	12.67	13,449	>4.00	16,812	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,317,316	10.38	1,785,514	>8.00	2,231,893	>10.00

Tier I capital to risk-weighted assets	1,814,089	8.13	N/A	N/A	1,339,136	>6.00

Core capital to adjusted tangible assets	1,832,567	5.72	1,281,917	>4.00	1,602,396	>5.00

Tangible capital to tangible assets	1,831,897	5.72	480,709	>1.50	N/A	N/A

	12/31/99

					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,404,336	11.16%	$1,722,825	>8.00%	$2,153,532	>10.00%

Tier I capital to risk-weighted assets	2,213,534	10.28	861,413	>4.00	1,292,119	>6.00

Tier I capital to average assets	2,213,534	7.05	1,255,645	>4.00	1,569,567	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	41,337	40.92	8,081	>8.00	10,101	>10.00

Tier I capital to risk-weighted assets	41,337	40.92	4,040	>4.00	6,061	>6.00

Tier I capital to average assets	41,337	13.66	12,104	>4.00	15,129	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,115,163	10.00	1,691,462	>8.00	2,114,327	>10.00

Tier I capital to risk-weighted assets	1,605,506	7.59	N/A	N/A	1,268,596	>6.00

Core capital to adjusted tangible assets	1,619,927	5.10	1,270,858	>4.00	1,588,572	>5.00

Tangible capital to tangible assets	1,618,856	5.10	476,566	>1.50	N/A	N/A

As of December 31, 1999, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as “well capitalized” under the regulatory framework for Prompt Corrective Action. As of December 31, 1999, the most recent notification from the FRB categorized Charter One as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One and Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed Charter One’s or Charter One Bank, F.S.B.’s respective category. Charter One Commercial’s capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One Commercial would not be considered well capitalized; however, as of June 30, 2000, Charter One Commercial had not received a classification from its respective regulator.

Management believes that, as of June 30, 2000, Charter One, Charter One Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	6/30/00	3/31/00	12/31/99	9/30/99	6/30/99

Market price of common stock:

High	$27.00	$21.00	$26.44	$26.91	$30.60

Low	18.13	15.25	17.50	21.08	25.18

Close	23.00	21.00	19.13	23.13	26.49

Dividends declared and paid	.18	.16	.16	.16	.15

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 1999 Form 10-K. The assumptions used in our model have been updated as of June 30, 2000. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

Base Case

+200 Over one year	(11.78)%	(15.64)%

+100 Over one year	(5.89)	(7.61)

-100 Over one year	5.62	7.11

-200 Over one year	10.22	12.07

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend

On July 18, 2000, the Board of Directors of Charter One declared a regular quarterly cash dividend of 18 cents per common share. The dividend is payable August 21, 2000 to shareholders of record as of August 7, 2000.

Stock Dividend

On July 18, 2000, the Board of Directors of Charter One declared a 5% stock dividend which will be distributed September 30, 2000 to shareholders of record on September 14, 2000.

Share Repurchase

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a buyback program. The repurchased shares will be reserved in treasury for later reissue in connection with future stock dividends as well as employee benefit plans.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 — Computation of Per Share Earnings

     Exhibit 27 — Financial Data Schedule

(b) Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: August 9, 2000	/s/ Richard W. Neu

Richard W. Neu

Executive Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial Officer)