Form 10-Q
period 2000-09-30
CHARTER ONE FINANCIAL INC
filed 2000-11-14
CIK 819692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16311

CHARTER ONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1567092

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 Superior Avenue, Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)

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

Yes   X    No

      The number of shares outstanding of the registrant’s sole class of common stock as of November 3, 2000 was 207,875,519.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	9/30/00	12/31/99

	(Dollars in thousands, except
	per share data)

ASSETS

Cash and deposits with banks	$518,425	$689,082

Federal funds sold and other	428	4,450

Total cash and cash equivalents	518,853	693,532

Investments securities:

Trading	—	13,380

Available for sale	437,842	482,695

Held to maturity (fair value of $23,433 and $52,858)	23,484	46,006

Mortgage-backed securities:

Available for sale	3,930,862	4,193,134

Held to maturity (fair value of $1,612,124 and $1,909,313)	1,601,627	1,907,246

Loans and leases, net	23,900,935	22,276,862

Loans held for sale	36,386	35,988

Bank owned life insurance	734,158	709,173

Federal Home Loan Bank stock	559,802	471,191

Premises and equipment	324,932	317,205

Accrued interest receivable	165,649	156,244

Real estate and other collateral owned	26,685	36,358

Loan servicing assets	147,473	118,792

Goodwill	176,510	188,826

Other assets	193,275	172,431

Total assets	$32,778,473	$31,819,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Checking accounts	$3,806,721	$3,329,743

Money market accounts	3,963,608	3,170,435

Savings accounts	1,450,104	2,065,127

Certificates of deposit	9,501,825	10,508,670

Total deposits	18,722,258	19,073,975

Federal Home Loan Bank advances	9,765,956	9,226,150

Reverse repurchase agreements	58,588	283,297

Other borrowings	1,192,450	232,277

Advance payments by borrowers for taxes and insurance	55,005	80,309

Accrued interest payable	80,638	95,323

Accrued expenses and other liabilities	569,461	430,032

Total liabilities	30,444,356	29,421,363

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,681,105 and 212,397,685 shares issued	2,127	2,124

Additional paid-in capital	1,742,188	1,736,726

Retained earnings	720,738	734,510

Less 4,964,365 and 3,140,000 shares of common stock held in treasury at cost	(110,768)	(65,502)

Borrowings of employee investment and stock ownership plan	(1,569)	(3,138)

Accumulated other comprehensive income	(18,599)	(7,020)

Total shareholders’ equity	2,334,117	2,397,700

Total liabilities and shareholders’ equity	$32,778,473	$31,819,063

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended

	9/30/00	9/30/99	9/30/00	9/30/99

	(Dollars in thousands, except per share data)

Interest income:

Loans and leases	$462,766	$420,295	$1,337,985	$1,257,160

Mortgage-backed securities:

Available for sale	66,222	58,909	171,761	151,903

Held to maturity	29,442	35,629	92,704	121,459

Investment securities:

Trading	—	147	38	205

Available for sale	8,142	14,177	25,355	27,100

Held to maturity	417	510	1,261	1,883

Other interest-earning assets	10,529	9,171	28,082	27,346

Total interest income	577,518	538,838	1,657,186	1,587,056

Interest expense:

Deposits	192,399	178,278	554,322	538,087

FHLB advances	151,549	114,539	390,673	311,535

Other borrowings	10,401	12,912	23,986	35,603

Total interest expense	354,349	305,729	968,981	885,225

Net interest income	223,169	233,109	688,205	701,831

Provision for loan and lease losses	13,178	7,366	33,285	21,979

Net interest income after provision for loan and lease losses	209,991	225,743	654,920	679,852

Other income:

Retail banking	64,401	49,271	177,899	143,687

Mortgage banking	13,994	11,810	41,947	34,662

Leasing operations	2,022	4,093	14,014	7,797

Net gains (losses)	5,522	(1,856)	12,133	11,950

Other	13,850	8,768	35,311	20,443

Total other income	99,789	72,086	281,304	218,539

Administrative expenses:

Compensation and employee benefits	67,507	67,814	208,986	204,195

Net occupancy and equipment	26,076	23,567	75,991	70,581

Federal deposit insurance premiums	1,066	1,998	3,072	6,147

Merger expenses	1,961	1,921	26,064	7,640

Amortization of goodwill	4,045	3,326	12,135	10,040

Other administrative expenses	47,962	45,345	132,626	133,733

Total administrative expenses	148,617	143,971	458,874	432,336

Income before income taxes	161,163	153,858	477,350	466,055

Income taxes	51,571	49,356	152,762	150,231

Net income	$109,592	$104,502	$324,588	$315,824

Basic earnings per share(1)	$.52	$.47	$1.50	$1.41

Diluted earnings per share(1)	$.51	$.46	$1.48	$1.38

Average common shares outstanding(1)	209,379,604	223,149,954	215,626,442	224,314,019

Average common and common equivalent shares outstanding(1)	213,766,432	227,952,229	219,366,122	229,699,256

Cash dividends declared per share(1)	$.17	$.15	$.49	$.42

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	9/30/00	9/30/99

	(Dollars in thousands)

Cash flows from operating activities:

Net income	$324,588	$315,824

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	33,285	21,979

Net gains	(10,551)	(8,003)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	70,421	87,553

Origination of real estate loans held for sale	(327,375)	(852,520)

Proceeds from sale of loans held for sale	325,884	848,890

Proceeds from (purchases of) investment securities held for trading	13,418	(18,748)

Other	68,313	(16,259)

Net cash provided by operating activities	497,983	378,716

Cash flows from investing activities:

Net principal disbursed on loans and leases	(4,434,899)	(2,313,236)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	305,291	917,687

Investment securities held to maturity	8,286	21,503

Mortgage-backed securities available for sale	207,147	514,227

Investment securities available for sale	57,091	203,132

Proceeds from sale of:

Mortgage-backed securities available for sale	2,978,762	937,063

Investment securities available for sale	13,301	175,355

Federal Home Loan Bank stock	18,346	1,809

Purchase of:

Investment securities held to maturity	(869)	(2,515)

Mortgage-backed securities available for sale	(149,429)	(210,390)

Investment securities available for sale	(10,696)	(668,626)

Loans	(16,890)	(376,770)

Federal Home Loan Bank stock	(80,838)	(74,632)

Loan servicing assets, including those originated	(30,495)	(24,193)

Bank owned life insurance	—	(497,296)

Other	(57,989)	(58,349)

Net cash used in investing activities	(1,193,881)	(1,455,231)

Cash flows from financing activities:

Net increase (decrease) in short-term borrowings	(209,739)	1,394,793

Proceeds from long-term borrowings	2,497,567	780,662

Repayments of long-term borrowings	(1,011,046)	(675,520)

Net decrease in deposits	(352,099)	(387,198)

Increase (decrease) in advance payments by borrowers for taxes and insurance	(25,304)	13

Payment of dividends on common stock	(107,242)	(100,404)

Proceeds from issuance of common stock	18,083	19,350

Purchase of treasury stock	(289,001)	(94,925)

Net cash provided by financing activities	521,219	936,771

Net decrease in cash and cash equivalents	(174,679)	(139,744)

Cash and cash equivalents, beginning of the period	693,532	722,260

Cash and cash equivalents, end of the period	$518,853	$582,516

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$984,047	$874,556

Cash paid for income taxes	28,296	60,445

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	2,781,889	2,513,605

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 1999. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	On October 1, 1999, Charter One completed its acquisition of St. Paul Bancorp, Inc. (“St. Paul”), which was accounted for as a pooling of interests. Headquartered in Chicago, Illinois, St. Paul was the holding company of St. Paul Federal Bank for Savings, a $6.2 billion savings bank that operated 58 branch offices in the metropolitan Chicago area. The merger was effected through the issuance of .99225 shares of Charter One common stock for each share of St. Paul’s common stock, resulting in the issuance of 39,892,023 shares (as adjusted for the 5% stock dividend issued September 30, 1999).

3.	On November 5, 1999, the Company completed its acquisition of 14 Vermont National Bank offices from Chittenden Corporation (“Chittenden”), which was accounted for as a purchase. The acquisition was related to the branch divestiture required by federal regulators relative to Chittenden’s pending merger with Vermont Financial Services Corp., the parent company of Vermont National Bank and United Bank in Massachusetts. Charter One acquired $84.7 million in commercial real estate and business loans and assumed $357.5 million in deposits at fair value. The purchase resulted in $43.6 million in tax-deductible goodwill, which will be amortized over 15 years.

4.	The Company has identified one reportable segment: consumer banking. Consumer banking includes retail banking, mortgage banking, and other related financial services that provide a full range of deposit products, consumer loans, business lending, and commercial real estate lending.

5.	In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. Early application is still permitted. Management has not completed the process of evaluating SFAS No. 133 and SFAS No. 138 and therefore has not determined the impact that adopting these statements will have on the Company’s financial position and results of operations.

6.	In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 140 rescinds SFAS No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. Management has not completed the process of evaluating SFAS No. 140 and therefore has not determined the impact that adopting this statement will have on the Company’s financial position and results of operations.

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

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of September 30, 2000, the Bank and its subsidiaries were doing business through 421 full-service branches and 35 loan production offices.

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

RESULTS OF OPERATIONS

Performance Overview

Charter One reported net income of $109.6 million, or $.51 per diluted share, for the three months ended September 30, 2000. This was a $5.1 million, or 4.9%, increase over the results of the third quarter of 1999 when net income was $104.5 million, or $.46 per diluted share. Both periods included merger-related charges. Excluding the after-tax impact of merger-related charges, our net income resulted in a return on average equity of 18.96% and a return on average assets of 1.37% for the three months ended September 30, 2000. The comparable returns for the third quarter of 1999 were 17.03% and 1.34%, respectively. The increase in our operating returns was primarily attributable to increases in income from retail banking. See “Other Income” for further discussion regarding income from retail banking.

For the nine months ended September 30, 2000, Charter One reported net income of $324.6 million, or $1.48 per diluted share. This was an $8.8 million, or 2.8%, increase over the results for the same period in 1999. Both periods included merger-related charges. Our net income, excluding the after-tax impact of merger-related charges, resulted in a return on average equity of 18.88% and a return on average assets of 1.46% for the nine months ended September 30, 2000. The comparable returns for the 1999 period were 17.32% and 1.39%, respectively. The increase in our operating returns, just as with the third quarter results, was primarily attributable to increases in income from retail banking. Additionally, the year-over-year comparison was affected by an increase in income from leasing operations as well as income from our Bank Owned Life Insurance (“BOLI”) program. See “Other

Income” for further discussion regarding income from retail banking, leasing operations and the BOLI program.

Figure 1 sets forth selected financial results and annualized performance ratios for the three and nine months ended September 30, 2000 and 1999, respectively. The table reflects these financial results and ratios on both an actual and operating return basis. Operating earnings and returns are computed using net income excluding the after-tax impact of merger-related charges for each of the periods presented. We believe that presentation of operating earnings and returns will provide comparability and insight into the operations of Charter One.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Nine Months Ended

	9/30/00		9/30/99		9/30/00		9/30/99

	(Dollars in thousands, except per share data)
Actual:

Net income	$109,592		$104,502		$324,588		$315,824

Diluted earnings per share	.51		.46		1.48		1.38

Return on average assets	1.35%		1.33%		1.38%		1.37%

Return on average equity	18.73		16.83		17.91		17.05

Average equity to average assets	7.21		7.89		7.71		8.01

Net interest income to administrative expenses	1.50	x	1.62	x	1.50	x	1.62	x

Administrative expenses to average assets	1.83%		1.83%		1.95%		1.87%

Efficiency ratio	45.54		45.81		46.66		46.49

Operating:

Operating earnings	$110,925		$105,751		$342,214		$320,866

Operating earnings per share	.52		.46		1.56		1.40

Return on average assets	1.37%		1.34%		1.46%		1.39%

Return on average equity	18.96		17.03		18.88		17.32

Net interest income to administrative expenses	1.52	x	1.64	x	1.59	x	1.65	x

Administrative expenses to average assets	1.81%		1.81%		1.84%		1.84%

Efficiency ratio	44.93		45.18		43.94		45.65

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

Average Balances, Interest Rates and Yields/ Costs (Figure 2)

	Three Months Ended

	9/30/00			9/30/99

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)

Interest-earning assets:

Loans and leases	$24,185,872	$462,766	7.64%	$22,656,483	$420,295	7.41%

Mortgage-backed securities:

Available for sale	3,631,734	66,222	7.29	3,491,780	58,909	6.75

Held to maturity	1,634,755	29,442	7.20	2,083,367	35,629	6.84

Investment securities:

Trading	—	—	—	14,040	147	4.19

Available for sale	441,466	8,142	7.38	888,428	14,177	6.38

Held to maturity	28,090	417	5.94	33,525	510	6.09

Other interest-earning assets	554,356	10,529	7.43	533,142	9,171	6.73

Total interest-earning assets	30,476,273	577,518	7.57	29,700,765	538,838	7.24

Allowance for loan and lease losses	(186,036)			(181,580)

Noninterest-earning assets	2,184,945			1,955,911

Total assets	$32,475,182			$31,475,096

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,708,654	15,516	1.66%	$2,950,726	7,934	1.07%

Savings accounts	1,521,419	5,877	1.54	2,252,240	10,845	1.91

Money market accounts	3,959,127	39,554	3.97	3,278,637	26,474	3.20

Certificates of deposit	9,321,115	131,452	5.61	10,268,028	133,025	5.14

Total deposits	18,510,315	192,399	4.14	18,749,631	178,278	3.77

FHLB advances	10,336,097	151,549	5.83	8,887,304	114,539	5.11

Other borrowings	550,075	10,401	7.53	826,138	12,912	6.17

Total borrowings	10,886,172	161,950	5.91	9,713,442	127,451	5.20

Total interest-bearing liabilities	29,396,487	354,349	4.79	28,463,073	305,729	4.26

Noninterest-bearing liabilities	738,021			528,320

Total liabilities	30,134,508			28,991,393

Shareholders’ equity	2,340,674			2,483,703

Total liabilities and shareholders’ equity	$32,475,182			$31,475,096

Net interest income		$223,169			$233,109

Interest rate spread			2.78			2.98

Net yield on average interest-earning assets			2.93			3.14

Average interest-earning assets to average interest-bearing liabilities			103.67%			104.35%

	Nine Months Ended

	9/30/00			9/30/99

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)

Interest-earning assets:

Loans and leases	$23,605,514	$1,337,985	7.56%	$22,556,299	$1,257,160	7.44%

Mortgage-backed securities:

Available for sale	3,180,808	171,761	7.20	3,036,018	151,903	6.67

Held to maturity	1,741,174	92,704	7.10	2,352,585	121,459	6.88

Investment securities:

Trading	244	38	20.63	7,240	205	3.77

Available for sale	461,581	25,355	7.32	601,009	27,100	6.01

Held to maturity	30,961	1,261	5.43	40,612	1,883	6.18

Other interest-earning assets	520,611	28,082	7.09	569,330	27,346	6.33

Total interest-earning assets	29,540,893	1,657,186	7.48	29,163,093	1,587,056	7.26

Allowance for loan and lease losses	(184,903)			(182,181)

Noninterest-earning assets	1,987,550			1,866,285

Total assets	$31,343,540			$30,847,197

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,600,759	40,479	1.50%	$2,933,106	20,255	.92%

Savings accounts	1,753,507	20,205	1.54	2,420,372	36,077	1.99

Money market accounts	3,661,626	103,023	3.76	3,031,878	74,509	3.29

Certificates of deposit	9,733,695	390,615	5.36	10,470,567	407,246	5.20

Total deposits	18,749,587	554,322	3.95	18,855,923	538,087	3.82

FHLB advances	9,285,482	390,673	5.61	8,239,890	311,535	5.05

Other borrowings	414,585	23,986	7.68	742,448	35,603	6.35

Total borrowings	9,700,067	414,659	5.70	8,982,338	347,138	5.16

Total interest-bearing liabilities	28,449,654	968,981	4.55	27,838,261	885,225	4.25

Noninterest-bearing liabilities	476,946			538,742

Total liabilities	28,926,600			28,377,003

Shareholders’ equity	2,416,940			2,470,194

Total liabilities and shareholders’ equity	$31,343,540			$30,847,197

Net interest income		$688,205			$701,831

Interest rate spread			2.93			3.01

Net yield on average interest-earning assets			3.11			3.21

Average interest-earning assets to average interest-bearing liabilities			103.84%			104.76%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/ Volume Analysis (Figure 3)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2000 v. 1999			2000 v. 1999

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)

Interest income:

Loans and leases	$12,131	$30,340	$42,471	$17,900	$62,925	$80,825

Mortgage-backed securities:

Available for sale	4,889	2,424	7,313	12,397	7,461	19,858

Held to maturity	1,812	(7,999)	(6,187)	3,692	(32,447)	(28,755)

Investment securities:

Trading	(89)	(58)	(147)	915	(1,082)	(167)

Available for sale	1,945	(7,980)	(6,035)	5,249	(6,994)	(1,745)

Held to maturity	(12)	(81)	(93)	(211)	(411)	(622)

Other interest-earning assets	982	376	1,358	3,200	(2,464)	736

Total	21,658	17,022	38,680	43,142	26,988	70,130

Interest expense:

Checking accounts	5,190	2,392	7,582	14,840	5,384	20,224

Savings accounts	(1,885)	(3,083)	(4,968)	(7,165)	(8,707)	(15,872)

Money market accounts	6,987	6,093	13,080	11,711	16,803	28,514

Certificates of deposit	11,232	(12,805)	(1,573)	12,665	(29,296)	(16,631)

FHLB advances	16,913	20,097	37,010	36,630	42,508	79,138

Other borrowings	(558)	(1,953)	(2,511)	(173)	(11,444)	(11,617)

Total	37,879	10,741	48,620	68,508	15,248	83,756

Change in net interest income	$(16,221)	$6,281	$(9,940)	$(25,366)	$11,740	$(13,626)

Our net interest income for the three months ended September 30, 2000 was $223.2 million, a decrease of $9.9 million from the three months ended September 30, 1999. The net yield on interest-earning assets during the third quarter of 2000 declined to 2.93% from 3.14% for the comparable period of 1999, reflecting in part, our stock buyback program. Additionally, as reflected in Figure 4, the net yield on interest-earning assets at September 30, 2000 declined to 2.85% from 3.19% at December 31, 1999. The compression in the net yield on interest-earning assets is primarily attributed to the fact that our liabilities have repriced more quickly than our assets. Interest rates have risen considerably over the past year. This increase has been accompanied by a flattening of the yield curve. Given this interest rate environment, management has decided to slow balance sheet growth, with particular emphasis on accelerating the shift away from residential loans and securities by selling more of those portfolios. Instead, balance sheet capacity will be preserved for a more favorable interest rate environment, and existing capital will be allocated to our stock buyback program. Based on the current interest rate environment and repricing trends, management anticipates the net interest margin will stabilize by the end of the fourth quarter of 2000. Our production level of higher yielding and shorter term consumer and commercial loans has reached the level where it can provide for future balance sheet growth and improvement in net interest income. See Figure 6 for a summary of our loan and lease originations.

Our net interest income for the nine months ended September 30, 2000 was $688.2 million, a decrease of $13.6 million from the nine months ended September 30, 1999. The net yield on average interest-earning assets decreased by ten basis points during the nine months ended September 30, 2000 to 3.11% from 3.21% in the comparable period of 1999. The reasons for the decrease in the net yield on average interest-earning assets are substantially the same as for the third quarter results discussed in the above paragraph.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	9/30/00	12/31/99

Weighted average yield:

Real estate loans	7.41%	7.28%

Automobile loans	8.62	8.52

Retail consumer loans	7.99	7.93

Leases	6.28	6.08

Corporate banking loans	8.91	8.58

Total loans and leases	7.66	7.53

Mortgage-backed securities	7.24	7.04

Investment securities	7.39	7.26

Other interest-earning assets	7.44	6.97

Total interest-earning assets	7.58	7.41

Weighted average cost:

Checking	1.66	1.27

Money market	4.26	3.41

Savings	1.54	1.61

Certificates of deposit	5.73	5.13

Total deposits	4.27	3.79

FHLB advances	5.77	5.32

Other borrowings	7.06	6.99

Total interest-bearing liabilities	4.88	4.34

Interest rate spread	2.70	3.07

Net yield on interest-earning assets	2.85%	3.19%

Other Income

Other income for the three months ended September 30, 2000 was $99.8 million, an increase of $27.7 million, or 38.4%, over the $72.1 million for the three months ended September 30, 1999. The increase was primarily attributable to income from retail banking. Retail banking income increased $15.1 million, or 30.7%, over the comparable period in 1999. Growth in income from retail banking continues to be driven by recent mergers, account acquisition in mature markets and continual product development.

Other income for the nine months ended September 30, 2000 was $281.3 million, an increase of $62.8 million, or 28.7%, over the $218.5 million for the nine months ended September 30, 1999. The increase was primarily attributable to income from retail banking, leasing operations, and the BOLI program. The reasons for the increase in income from retail banking are substantially the same as for the third quarter results discussed in the above paragraph. Income from leasing operations increased $6.2 million, primarily driven by residual values on underlying equipment realized upon termination of leases. The increase in the line item “other” was primarily attributable to the BOLI program. During the year ended December 31, 1999, we increased our BOLI portfolio by $630.0 million. The related income on the BOLI asset increased $12.3 million over the comparable period in 1999 and is the primary reason for the increase in the line item “other.”

Administrative Expenses

Administrative expenses were $148.6 million for the three months ended September 30, 2000, an increase of $4.6 million, or 3.2%, as compared to the third quarter of 1999. Each year included merger-related expenses. There were $2.0 million of merger-related expenses recorded in the three months ended September 30, 2000, and $1.9 million for the three months ended September 30, 1999. Excluding these merger-related charges, our administrative expenses were $146.7 million for the three months ended September 30, 2000 and $142.1 million for the three months ended September 30, 1999. This resulted in a comparable ratio of administrative expenses to average assets (excluding the merger-related charges) of 1.81% for both the three months ended September 30, 2000 and 1999, respectively. Our efficiency ratio (excluding the merger-related charges) was 44.93% for the three months ended September 30, 2000, an improvement when compared to 45.18% for the three months ended September 30, 1999. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Administrative expenses were $458.9 million for the nine months ended September 30, 2000, an increase of $26.5 million, or 6.1%, as compared to the nine months ended September 30, 1999. Each year included merger-related expenses. There were $26.1 million of merger-related expenses recorded in the nine months ended September 30, 2000, and $7.6 million for the nine months ended September 30, 1999. Excluding these merger-related charges, our administrative expenses were $432.8 million for the nine months ended September 30, 2000 and $424.7 million for the nine months ended September 30, 1999. This resulted in a comparable ratio of administrative expenses to average assets (excluding the merger-related charges) of 1.84% for both the nine months ended September 30, 2000 and 1999, respectively. Our efficiency ratio (excluding the merger-related charges) was 43.94% for the nine months ended September 30, 2000, an improvement when compared to 45.65% for the nine months ended September 30, 1999. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Federal Income Taxes

Federal income tax expense for the three months ended September 30, 2000 was $51.6 million, as compared to $49.4 million for the same period in 1999. The primary reason for this 4.5% increase in the provision for federal income taxes was a 4.7% increase in pre-tax book income. The effective tax rate was 32.0% for the 2000 period and 32.1% for the comparable 1999 period.

Federal income tax expense for the nine months ended September 30, 2000 was $152.8 million, as compared to $150.2 million for the same period in 1999. The effective tax rates were 32.0% and 32.2% for the 2000 and 1999 periods, respectively.

FINANCIAL CONDITION

Overview

At September 30, 2000, total assets were $32.8 billion, as compared to total assets of $31.8 billion at December 31, 1999. Contributing to the increase in total assets was the growth in our loan portfolio since December 31, 1999. Figure 5 illustrates our continued emphasis in originating consumer and commercial loans due to the higher yields and shorter terms provided by these types of loans.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	9/30/00	12/31/99

	(Dollars in thousands)

Loan and lease portfolio, net

One-to-four family:

Permanent:

Fixed rate	$4,666,771	$5,755,393

Adjustable rate	6,373,274	5,703,042

Construction	325,385	276,172

	11,365,430	11,734,607

Commercial real estate:

Multifamily	1,181,941	1,276,004

Other	849,999	673,972

	2,031,940	1,949,976

Consumer:

Retail	5,411,900	4,502,023

Automobile	3,002,714	2,497,956

	8,414,614	6,999,979

Business:

Leasing	1,583,840	1,137,895

Corporate banking	731,080	676,793

	2,314,920	1,814,688

Loans and leases before allowance for loan and lease losses	24,126,904	22,499,250

Allowance for loan and lease losses	(189,583)	(186,400)

Loans and leases, net	$23,937,321	$22,312,850

Portfolio of loans serviced for others	$12,568,760	$10,798,563

Loan and Lease Activity (Figure 6)

	Three Months Ended		Nine Months Ended

	9/30/00	9/30/99	9/30/00	9/30/99

		(Dollars in thousands)

Originations:

Real estate:

Permanent:

One-to-four family	$1,381,679	$1,305,158	$3,796,381	$3,997,780

Multifamily	15,380	48,265	29,636	192,464

Commercial	61,687	51,946	171,224	186,988

Total permanent loans	1,458,746	1,405,369	3,997,241	4,377,232

Construction:

One-to-four family	173,190	149,410	441,707	412,045

Multifamily	23,494	10,742	67,357	52,692

Commercial	31,036	23,002	83,820	74,360

Total construction loans	227,720	183,154	592,884	539,097

Total real estate loans originated	1,686,466	1,588,523	4,590,125	4,916,329

Retail consumer	690,608	605,607	1,895,425	1,887,073

Automobile	597,303	346,391	1,341,498	1,087,495

Leases	258,647	190,814	566,146	323,334

Corporate banking	211,515	171,127	569,747	468,345

Total loans and leases originated	3,444,539	2,902,462	8,962,941	8,682,576

Loans purchased	8,984	4,767	16,890	376,770

Sales and principal reductions:

Loans sold	125,852	212,486	327,375	852,520

Loans exchanged for mortgage-backed securities	1,310,813	647,560	2,781,889	2,513,605

Principal reductions	1,532,501	1,794,709	4,154,534	5,442,896

Total sales and principal reductions	2,969,166	2,654,755	7,263,798	8,809,021

Increase before net items	$484,357	$252,474	$1,716,033	$250,325

Investment and Mortgage-Backed Securities

Figures 7 and 8 summarize our investment and mortgage-backed securities portfolios at September 30, 2000 and December 31, 1999. The amounts reflected represent the fair values of securities held for trading and available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 7)

	9/30/00	12/31/99

	(Dollars in thousands)

Trading

Other	$—	$13,380

Total investment securities held for trading	—	13,380

Available for Sale

U.S. Treasury and agency securities	334,935	339,687

Corporate notes and commercial paper	67,125	88,368

Other	35,782	54,640

Total investment securities available for sale	437,842	482,695

Held to Maturity

U.S. Treasury and agency securities	15,234	17,058

Corporate notes and commercial paper	—	15,659

Other	8,250	13,289

Total investment securities held to maturity	23,484	46,006

Total	$461,326	$542,081

Weighted average rate	7.39%	7.26%

Mortgage-Backed Securities (Figure 8)

	9/30/00	12/31/99

	(Dollars in thousands)

Available for Sale

Participation certificates:

Government agency issues:

FNMA	$2,675,901	$3,023,228

FHLMC	205,190	95,034

GNMA	2,314	2,608

Collateralized mortgage obligations:

Government agency issues:

FHLMC	295,842	232,906

FNMA	228,496	304,018

GNMA	6,311	7,349

Private issues	516,808	527,991

Total mortgage-backed securities available for sale	3,930,862	4,193,134

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	461,648	549,866

FHLMC	165,051	196,704

GNMA	88,999	101,468

Private issues	135,301	162,485

Collateralized mortgage obligations:

Government agency issues:

FNMA	208,766	221,934

FHLMC	71,480	82,838

Private issues	470,382	591,951

Total mortgage-backed securities held to maturity	1,601,627	1,907,246

Total	$5,532,489	$6,100,380

Weighted average rate	7.24%	7.04%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended		Nine Months Ended

	9/30/00	9/30/99	9/30/00	9/30/99

		(Dollars in thousands)

Allowance for loan and lease losses

Balance, beginning of period	$186,194	$182,349	$186,400	$184,989

Provision for loan and lease losses	13,178	7,366	33,285	21,979

Loans and leases charged off:

Mortgage	(1,117)	(1,815)	(4,402)	(5,539)

Automobile	(6,414)	(6,482)	(20,295)	(20,791)

Retail consumer	(3,946)	(577)	(11,333)	(2,559)

Leases	—	—	—	(900)

Corporate banking	(153)	(1,472)	(589)	(2,006)

Total charge-offs	(11,630)	(10,346)	(36,619)	(31,795)

Recoveries:

Mortgage	179	65	743	827

Automobile	1,402	1,673	4,502	4,727

Retail consumer	229	255	993	521

Leases	—	—	—	—

Corporate banking	31	79	279	193

Total recoveries	1,841	2,072	6,517	6,268

Net loan and lease charge-offs	(9,789)	(8,274)	(30,102)	(25,527)

Balance, end of period	$189,583	$181,441	$189,583	$181,441

Net charge-offs to average loans and leases (annualized)	.16%	.15%	.17%	.19%

Figure 10 sets forth information concerning nonperforming assets and additional information on the allowance for loan and lease losses.

Nonperforming Assets (Figure 10)

	9/30/00	12/31/99

	(Dollars in thousands)

Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$70,692	$75,682

Multifamily and commercial	6,869	3,369

Construction and land	5,606	1,095

Total real estate mortgage loans	83,167	80,146

Retail consumer	55,903	39,638

Automobile	229	482

Corporate banking	17,973	6,037

Leases	—	—

Total nonaccrual loans and leases	157,272	126,303

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans	—	—

Retail consumer(1)	2,055	2,562

Automobile	5,842	4,973

Corporate banking	3,808	2,463

Leases	3,044	—

Total accruing loans and leases delinquent more than 90 days	14,749	9,998

Restructured real estate mortgage loans	669	1,009

Total nonperforming loans and leases	172,690	137,310

Real estate acquired through foreclosure and other	23,495	24,453

Total nonperforming assets	196,185	161,763

Less government guaranteed loans	20,105	18,841

Nonperforming assets net of government guaranteed loans	$176,080	$142,922

Ratio of:

Nonperforming loans and leases to total loans and leases	.72%	.62%

Nonperforming assets to total assets	.60	.51

Allowance for loan and lease losses to:

Nonperforming loans and leases	109.78	135.75

Total loans and leases before allowance	.79	.83

Ratio of (excluding government guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.64	.53

Nonperforming assets to total assets	.54	.45

Allowance for loan and lease losses to:

Nonperforming loans and leases	124.25	157.34

Total loans and leases before allowances	.79%	.83%

(1)	Includes government guaranteed loans.

At September 30, 2000, there were $53.7 million of loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future.

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

Composition of Deposits (Figure 11)

	9/30/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)

Checking accounts:

Interest-bearing	$2,416,001	2.62%	$2,066,453	2.05%

Noninterest-bearing	1,390,720	—	1,263,290	—

Savings accounts	1,450,104	1.54	2,065,127	1.61

Money market accounts	3,963,608	4.26	3,170,435	3.41

Certificates of deposit	9,501,825	5.84	10,508,670	5.31

Total deposits, net	$18,722,258	4.32	$19,073,975	3.89

Including the annualized effect of applicable interest rate risk management instruments		4.27%		3.79%

Investment securities and mortgage-backed securities with a book value of $515.3 million at September 30, 2000 and $544.4 million at December 31, 1999, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At September 30, 2000, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $13.5 billion in certain real estate loans and $2.3 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	9/30/00		12/31/99

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)

Short-term	$4,685,247	6.01%	$4,115,000	5.43%

Long-term:

Fixed-rate advances	4,656,231	5.47	4,512,941	5.10

Variable-rate advances	424,478	6.53	598,209	6.21

Total advances, net	$9,765,956	5.77%	$9,226,150	5.32%

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

Interest Rate Swaps (Figure 13)

	9/30/00					12/31/99

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)

Fixed Payment and Variable Receipt Maturing in:

2002	$25,000	6.94	%(1)	6.44%		$25,000	5.58	%(1)	6.44%

Variable Payment and Fixed Receipt Maturing in:

2000	$20,000	5.46%		6.70%		40,000	5.55%		6.16%

2001	420,000	6.38		6.70		420,000	6.38		6.14

2002	325,000	7.53		6.69		—	—		—

2003	120,000	6.14		6.69		120,000	6.14		6.14

2004	580,000	7.01		6.70		580,000	7.01		6.15

2005	425,000	7.91		6.68		25,000	7.00		5.87

2006	60,000	7.08		6.53		40,000	7.00		6.37

2009	65,000	7.32		6.53		65,000	7.32		6.16

2010	10,000	7.40		6.59		—	—		—

Total	$2,025,000	7.10%		6.58	%(1)	$1,290,000	6.69%		6.15	%(1)

(1)	Rates are based upon LIBOR.

Interest rate risk management instruments reduced interest expense as follows:

Net Benefit of Interest Rate Risk Management (Figure 14)

	Three Months Ended		Nine Months Ended

	9/30/00	9/30/99	9/30/00	9/30/99

		(Dollars in
		thousands)

Interest expense (income):

Deposits	$(1,548)	$(2,534)	$(7,220)	$(6,841)

FHLB advances	—	—	—	86

Reverse repurchase agreements	—	—	—	(236)

Other borrowings	—	58	—	227

Total net benefit	$(1,548)	$(2,476)	$(7,220)	$(6,764)

Liquidity

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and reverse repurchase agreements. Management also considers our interest-sensitivity profile when deciding on alternative sources of funds. At September 30, 2000, our one-year gap was a negative 11.14% of total assets. See Item 3 “Quantitative and Qualitative Disclosure About Market Risk” regarding further information on our interest rate risk profile.

We are required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Charter One Bank’s average regulatory liquidity ratio for the third quarter of 2000 was 4.23%.

We anticipate that we will have sufficient funds available to meet our commitments. At September 30, 2000, we had outstanding commitments to originate loans and leases of $1.6 billion, unfunded consumer lines of credit totaling $2.8 billion and unfunded corporate banking lines of credit totaling $173.8 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $78.3 million as of September 30, 2000. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $7.7 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On October 20, 1999, our Board of Directors authorized a buyback to repurchase up to 3.3 million shares of Charter One common stock in a program of open market or privately negotiated transactions. As of March 31, 2000, we had purchased all of the shares authorized under this buyback for a total cost of $68.6 million. The repurchased shares were later reissued in connection with the 5% stock dividend distributed September 30, 2000, as well as employee benefit plans.

On April 26, 2000, our Board of Directors authorized a new buyback to repurchase up to 7.5 million shares of Charter One common stock in a program of open market purchases or privately negotiated transactions. As of June 30, 2000, we had purchased all of the shares authorized under this buyback for a total cost of $170.7 million. The repurchased shares were later reissued in connection with the 5% stock dividend distributed September 30, 2000, as well as employee benefit plans.

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a buyback program of open market purchases or privately negotiated transactions. As of September 30, 2000, we had purchased 5.1 million shares authorized under this buyback for a total cost of $115.2 million. Of the 5.1 million shares purchased, 152,335 shares were later reissued in connection with the 5% stock dividend distributed September 30, 2000. The remaining repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans.

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

Regulatory Capital (Figure 15)

	9/30/00

						To Be “Well
						Capitalized”
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

			(Dollars in thousands)

Charter One:

Total capital to risk-weighted assets	$2,369,019	9.99%	$1,896,624	*	8.00%	$2,370,780	*	10.00%

Tier 1 capital to risk-weighted assets	2,174,964	9.17	948,312	*	4.00	1,422,468	*	6.00

Tier 1 capital to average assets	2,174,964	6.72	1,294,239	*	4.00	1,617,799	*	5.00

Charter One Commercial:

Total capital to risk-weighted assets	39,977	47.37	6,752	*	8.00	8,440	*	10.00

Tier 1 capital to risk-weighted assets	39,977	47.37	3,376	*	4.00	5,064	*	6.00

Tier 1 capital to average assets	39,977	16.59	9,638	*	4.00	12,048	*	5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,360,964	10.11	1,867,986	*	8.00	2,334,983	*	10.00

Tier 1 capital to risk-weighted assets	1,857,023	7.95	N/A		N/A	1,400,990	*	6.00

Core capital to adjusted tangible assets	1,879,417	5.77	1,302,467	*	4.00	1,628,083	*	5.00

Tangible capital to tangible assets	1,878,948	5.77	488,418	*	1.50	N/A		N/A

	12/31/99

						To Be “Well
						Capitalized”
						Under Prompt
			For Capital			Corrective
	Actual		Adequacy Purposes			Action Provisions

	Amount	Ratio	Amount	Ratio		Amount	Ratio

			(Dollars in thousands)

Charter One:

Total capital to risk-weighted assets	$2,404,336	11.16%	$1,722,825	*	8.00%	$2,153,532	*	10.00%

Tier 1 capital to risk-weighted assets	2,213,534	10.28	861,413	*	4.00	1,292,119	*	6.00

Tier 1 capital to average assets	2,213,534	7.05	1,255,645	*	4.00	1,569,567	*	5.00

Charter One Commercial:

Total capital to risk-weighted assets	41,337	40.92	8,081	*	8.00	10,101	*	10.00

Tier 1 capital to risk-weighted assets	41,337	40.92	4,040	*	4.00	6,061	*	6.00

Tier 1 capital to average assets	41,337	13.66	12,104	*	4.00	15,129	*	5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,115,164	10.00	1,691,462	*	8.00	2,114,327	*	10.00

Tier 1 capital to risk-weighted assets	1,605,506	7.59	N/A		N/A	1,268,596	*	6.00

Core capital to adjusted tangible assets	1,619,927	5.10	1,270,858	*	4.00	1,588,572	*	5.00

Tangible capital to tangible assets	1,618,856	5.10	476,566	*	1.50	N/A		N/A

* Greater than or equal to

As of December 31, 1999, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as “well capitalized” under the regulatory framework for Prompt Corrective Action. As of December 31, 1999, the most recent notification from the FRB categorized Charter One as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One and Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. Charter One Commercial’s capital ratios exceed the minimum required to be well capitalized. Management does not know of any reasons why Charter One Commercial would not be considered well capitalized; however, as of September 30, 2000, Charter One Commercial had not received a classification from its regulator. As of September 30, 2000, Charter One's total capital to risk-weighted assets ratio was 9.99%, which was slightly below the well-capitalized ratio requirement of 10.00%. Charter One anticipates being in excess of this well-capitalized ratio requirement at December 31, 2000.

Management believes that, as of September 30, 2000, Charter One, Charter One Commercial and Charter One Bank, F.S.B. individually met the capital adequacy requirements to which they were subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution's ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	9/30/00	6/30/00	3/31/00	12/31/99	9/30/99

Market price of common stock(1):

High	$25.13	$25.71	$20.00	$25.18	$25.63

Low	21.06	17.27	14.52	16.67	20.08

Close	24.38	21.90	20.00	18.22	22.03

Dividends declared and paid	.17	.17	.15	.15	.15

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 1999 Form 10-K. The assumptions used in our model were updated as of June 30, 2000 and the results disclosed in our Form 10-Q for the quarterly period ended June 30, 2000. No material changes in the assumptions used or results obtained from the model have occurred since June 30, 2000.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II — OTHER INFORMATION

ITEM 5.  Other Information

Cash Dividend

On October 19, 2000, the Board of Directors of Charter One declared a regular quarterly cash dividend of 18 cents per common share. The dividend is payable November 20, 2000 to shareholders of record as of November 3, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 11 — Computation of Per Share Earnings
Exhibit 27 — Financial Data Schedule

(b)  Reports on Form 8-K — None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: November 14, 2000	/s/ Richard W. Neu

Richard W. Neu
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)