Form 10-K405
period 2000-12-31
CHARTER ONE FINANCIAL INC
filed 2001-03-12
CIK 819692

Financial Overview
To Our Shareholders
Our Family
Along the Road
Generations of Customers
They Mean Business
SELECTED FINANCIAL DATA
FINANCIAL REVIEW
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
INDEX TO EXHIBITS
EX-3.1 Second Restated Certificate of Incorp.
EX-4.1 Certificate of Common Stock
EX-11 Computation of Per Share Earnings
EX-21 Subsidiaries of the Registrant
EX-23.1 Consent of Deloitte & Touche LLP
EX-23.2 Consent of Ernst & Young LLP
EX-99.1 Auditors' Report from Ernst & Young LLP

FOR TWO MILLION

CUSTOMERS...

ANNUAL REPORT 2000

CHARTER ONE FINANCIAL, INC.®

WE’RE THE ONE

WE’RE THE ONE

Tailoring his business for his customers: When his personal trade business began to blossom 12 years ago, clothing designer Maurice Christopher decided to expand to a retail storefront location. He found an ideal location in Cleveland and a helpful partner in Charter One Bank. Today, Christophier, Inc. offers an exclusive line of men’s and women’s designs created by Mr. Christopher and tailored by his own staff together with topline offerings from leading manufacturers. Tailoring our services for two million customers: Our banking business has been built on providing convenience, service and the attractively priced financial services demanded by our markets.

PRODUCTS

RETAIL SERVICES

Totally Free Checking

VIP Checking

Energized Checkingsm

Privilege Money Market Gold®

MasterMoney™ Debit Card

MegaRewardssm Program

Home Equity Loans

Student Loans

Specialty Loans

Retirement Services

Investments

Insurance

Free Online Banking/
Free Bill Payment

BUSINESS SERVICES

Commercial Real Estate Lending

Corporate Banking

Asset-Backed Lending

Small Business Services

Cash Management Services

Corporate Leasing

Auto Dealer Services

PERFORMANCE

RETAIL BANKING

Consumer checking: 18% growth in balances raised checking to 20% of total deposit base.

Business checking: Number of relationships nearly doubled the prior year’s total.

Core deposits: Combined core deposits in all consumer and business categories increased 10% and now represent 48% of total deposits.

Debit card: Increased fee generation through purchase volume elevated this category to 11% of revenue from branches.

Consumer lending: Balances grew 25% over 1999.

Investments: A convenience resource and a contributing cross-sell channel for core deposits.

MORTGAGE BANKING

Servicing and originations: Among the nation’s 30 largest loan servicers and among the top 20 retail lenders in retail lending volume.

AUTO DEALER SERVICES

Indirect auto finance: With loans originated through a dealer network in 11 states, this aspect of our energized assets portfolio grew 26% over 1999.

CORPORATE LEASING

Our portfolio of big-ticket leases to Fortune 1000 companies increased 56% over the prior year.

COMMERCIAL REAL ESTATE,
BUSINESS LENDING

Steady contributors to energized assets.

WE’RE THE ONE

Charter One is among the nation’s 30 largest bank holding companies. From headquarters in Cleveland, we manage $33 billion in total assets and operate 419 banking centers in six Midwest and Northeast states. In addition to retail and business banking services in those areas, our diverse product set also positions us to serve other areas of the nation with commercial leasing services, indirect auto lending and mortgage banking.

OUR MARKETS

Charter One Bank serves diverse and vibrant consumer and business markets along a virtually continuous corridor stretching from Ohio in the center, westward through Michigan and into Illinois and eastward through upstate New York into New England. This is an area of approximately 15 million consumers and more than a half million businesses in the small to medium-size target market. Our mortgage banking subsidiary, Charter One Mortgage Corp., originates loans in another 10 states and services loans for investors in yet others. Through our indirect auto lending unit, Charter One Auto Finance, we offer auto dealers in 11 states attractive loan options for their customers. Our equipment leasing subsidiary, ICX Corporation, generates a diversified portfolio of big-ticket leases to Fortune 1000 companies. Combined, our customer base totals 1.6 million households.

1999/2000

ILLINOIS

Begun with the 1999 merger of St. Paul Bancorp into Charter One, our expansion in the robust Chicago marketplace made new progress early in 2001. In January, we announced an agreement to purchase the branches and deposits of Alliance Bancorp. On approval later in 2001, the transaction will make Charter One the sixth largest retail bank in America’s third largest market.

When the acquisition is completed:

76 branches

1,100 employees

$4.7 billion in deposits

250,000 households

[PHOTO]

Chicago

6:35 pm

1995

MICHIGAN

Entering the southeastern Michigan market through our merger with First Federal of Michigan represented a watershed move for Charter One. We immediately gained access to a thriving economic marketplace, a retail area with known characteristics and a consumer and business demographic ready for the additional banking services we offer.

Today:

91 branches

1,090 employees

$3.9 billion in deposits

300,000 households

[PHOTO]

Detroit

1:15 pm

CHARTER ONE FINANCIAL, INC.

1934

OHIO

Founded in 1934 in Cleveland, we were the first in the nation to be titled a Federal Savings Bank. While growth came slowly at first, it came quickly through a series of strategic moves in the 1980s and 1990s.

We completed 19 mergers and acquisitions in Ohio between 1980 and 1998. We went public in January 1988 with $1.5 billion in assets and 42 branches.

Today:

112 branches

2,772 employees

$5.5 billion in deposits

400,000 households

[PHOTO]

Cincinnati

4:05 pm

1997/1998

NEW YORK

First with the addition of the Rochester and Buffalo markets in 1997, then with the integration of a large franchise centered in Albany, we have benefited from the geographic diversity of the Rochester Community Savings Bank and ALBANK mergers.

Today:

124 branches

1,771 employees

$5.6 billion in deposits

450,000 households

[PHOTO]

Lancaster

10:25 am

1998/1999

VERMONT

MASSACHUSETTS

As an outgrowth of the ALBANK merger, we gained entree into northern New England. Our presence in the region was further expanded in 1999 with the purchase of additional branches in Vermont.

Today:

35 branches

255 employees

$1.2 billion in deposits

125,000 households

[PHOTO]

Castleton

8:05 am

Our Markets

Retail

Subsidiaries

[MAP]

WE’RE THE ONE 1

Financial Overview

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2000	1999	1998

Net interest income	$903,035	$934,104	$886,224

Top line revenue(1)	1,286,635	1,221,748	1,127,953

Recurring administrative expenses(2)	574,464	569,801	575,658

Operating earnings(3)	453,918	432,099	371,374

Net income	433,962	333,976	244,066

Earnings per share(4):

Operating earnings(3)	$2.09	$1.89	$1.60

Earnings before extraordinary item	2.00	1.47	1.32

Net income	2.00	1.46	1.05

Operating return on average equity(3)	18.82%	17.46%	15.61%

Operating return on average assets(3)	1.43%	1.39%	1.24%

Efficiency ratio(5)	43.39%	45.49%	49.83%

Total assets	$32,971,427	$31,819,063	$30,480,207

Loans and leases, net	24,008,174	22,312,850	22,219,411

Deposits	19,605,671	19,073,975	19,023,700

Shareholders’ equity	2,456,204	2,397,700	2,385,036

Total shareholders’ equity to total assets	7.45%	7.54%	7.82%

Nonperforming assets to total assets(6)	.58%	.45%	.45%

(1)	Net interest income and other operating income, excluding net gains and losses on the sale of assets.

(2)	Total administrative expenses less merger-related and other special charges.

(3)	Amounts are computed using net income, excluding the after-tax impact of merger-related and other special charges.

(4)	Restated to reflect all stock dividends and stock splits as of December 31, 2000.

(5)	The ratio of administrative expenses, excluding goodwill amortization and merger-related and other special charges, to net interest income and other income exclusive of net gains and losses on the sale of assets.

(6)	Excludes government guaranteed portion of nonperforming loans.

[BAR GRAPHS]

DEPOSITS	1996	1997	1998	1999	2000

(In billions)
Total Deposits	$17.4	$17.9	$19.0	$19.1	$19.6

Core Deposits

LOANS
AND LEASES*	1996	1997	1998	1999	2000

(In billions)
Total Portfolio	$16.3	$19.7	$22.4	$22.5	$24.2

Enerigized Assets

* Net balance before allowance for losses.

RETURN ON
AVERAGE ASSETS	1996	1997	1998	1999	2000

Operating Earnings	1.09%	1.16%	1.24%	1.39%	1.43%

Net Income

RETURN ON
AVERAGE EQUITY	1996	1997	1998	1999	2000

Operating Expenses	13.95%	15.14%	15.61%	17.46%	18.82%

Net Income

EARNINGS
PER SHARE	1996	1997	1998	1999	2000

Operating Expenses	$1.21	$1.40	$1.60	$1.89	$2.09

Net Income

[PHOTO]

2 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 3

To Our Shareholders:

I never cease to marvel at the ability of this Company’s people to triumph over unexpected change. Despite the whipsaw effect of a string of interest rate hikes and a racing economy suddenly stopped still, we turned in very respectable results in 2000. Our returns on equity and assets and our operating efficiency position us favorably among the 50 largest financial services companies in the United States. We were rewarded with a 59% year-over-year increase in stock price.

This was the first year in recent memory when we weren’t busy completing a new merger or acquisition. We took the opportunity of a breather to put new systems in place that position us for the future. Along with directing significant resources at planning for development of the small business market, we completed and rolled out a major direct bank initiative, with online banking as a centerpiece.

Driving results for 2000 was a set of record achievements in the pillars of our business — our core competencies. First among these is growth of energized assets. Given the year’s unfavorable interest rate environment, we decided to limit balance sheet growth and instead continue to adjust the mix of loans further away from 1-4 family mortgages to assets that return superior yields. We made excellent progress. By year’s end, the mix of conventional mortgages had declined to approximately 45% of the loan portfolio as energized assets — consumer lines of credit and business loans and leases among them # increased to 55%. For 2001, we look to make energized assets 60% of our portfolio.

We view the change taking shape in the balance sheet as a stellar achievement. It demonstrates that we’ve reached the point where we can grow the portfolio without depending on single-family lending. It also means that any increase in mortgage prepayments during periods of refinance would have less effect on us than at any other time in our history. As for credit- worthiness, we remain comfortable with the portfolio’s quality. It’s well diversified and 97% of the loans are collateralized. We have identified no systemic credit deterioration in any of our lending areas. With a softening economy, one would expect some increase

Executive Management: (left to right) Richard W. Neu, Chief Financial Officer; Mark D. Grossi, Chief Retail Officer; Charles John Koch, Chief Executive Officer; John D. Koch, Chief Lending Officer.

in nonperforming loans, so we must obviously be vigilant. Our nonperforming assets remain at an extremely low level, and our charge-offs have been substantially lower than the experience of much of the banking industry.

A second core competency which we’re extremely proud of is demonstrated by the progress we’ve made in shifting the mix of deposits away from fixed-rate CDs to core deposits. We call core deposits energized liabilities. They are the heart of a well-run bank. Checking, money markets and regular savings accounts provide stable, lower-cost funds for funding loans. We grew core deposits by 10% in 2000, including an 18% jump in checking balances, without the aid of an acquisition or making large investments in new branches. We ended the year with 20% of deposits in checking accounts and nearly half of total deposits comprised of core products. This was actually ahead of our goal. So we’ve raised the bar in the year ahead along with a goal to increase core deposits by $1 billion, or 11%.

A big driver of top-line revenue at Charter One has been noninterest fee revenue. In the year just past, noninterest fee revenue stood at 30% of top-line revenue. Retail banking is a huge contributor to this number. For five straight years, the retail revenue stream has been growing at an annualized rate of 20%. This can really energize earnings when you consider that a 20% hike in noninterest revenue alone equates to earnings per share growth of 8%.

And 2000 was a year to demonstrate again just how good Charter One is at growing income faster than expenses. Flat operating expenses for the fourth consecutive year enabled us to post an operating efficiency ratio of 43%, one of the best in the industry.

Our newly integrated Chicago operations contributed to the year’s results. Adopting the Charter One sales culture, this division doubled its mortgage loan originations and quadrupled consumer lending bookings in its first full year. Chicago is a great market for us. Our products and services are ideally suited for the demographics of the area. With the early successes there, it was logical that we look for the opportunity to leverage our management team and marketing efforts by broadening our Chicago footprint. As a result of an agreement with Alliance Bancorp, we’ll acquire in the third quarter of 2001 $2 billion in assets, $1.3 billion in deposits and the 19 offices of Alliance’s Liberty Federal Bank.

As a result of the Federal Reserve tightening interest rates in 1999 and early 2000, we experienced substantial compression in our net interest margin. During the fourth quarter, the margin stabilized and started to recover. Given the current interest rate environment, we anticipate our net interest margin will continue to expand over the next 12 months.

Finally, we are reiterating our three-year financial goals of 1.60% return on average assets and 20% return on average equity. These goals are in conjunction with an annual earnings per share growth rate target greater than 10%. To get there, we intend to maintain tight cost controls, increase energized assets, continue to grow retail revenue, achieve double-digit core deposit growth and optimize the internet and direct banking channels.

None of this would be possible, of course, without the outstanding performance of 7,000 hard working employees and the guidance of a dedicated board of directors. With everyone behind the effort, we look forward to an enterprise that continues to excel and to another fine year ahead.

Sincerely,

/s/ Charles John Koch

Charles John Koch

Chairman, President and Chief Executive Officer

February 23, 2001

4 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 5

Our Family

[PHOTO]

Steve and Annette Terrigino are Certified Public Accountants who have referred customers to us for a home equity loan. So it was no surprise that the Rochester, New York couple, here with son Nicholas, 5, called us when their own need arose. Mr. and Mrs. Terrigino: Thanks for making us The One.

[MAP] Rochester, New York 7:55 pm

[PHOTO]

[MAP] Castleton, Vermont 8:05 am

6 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 7

From expansive metropolitan areas of the
upper Midwest to the vistas of northern
New England, we deliver for our customers.

Along the Road

It crosses two time zones and covers a concentrated area of six states. It’s an area rich in history, vibrant for its diversity of people and stable for its economic underpinnings. Unlike some other parts of the nation that can surge and fall rapidly, there’s no boom then bust here. Instead, it’s a geographic region of steady progress. It’s a place where people go about their lives, accomplishing their personal and business goals and contributing to their communities. These people are our customers. They live and work in Charter One country.

If you were to drive it, you might start a tour of our markets from northern Vermont, home to several hundred thousand people. From there, you’d wind your way through the mountains and valleys of upper New England into upstate New York. It might seem to you that Interstate 90 was strategically placed just for your drive, because it would connect you with the other major arteries joining the extreme eastern end of Charter One’s region to the market added most recently — the Chicago metropolitan area.

From start to finish, the total distance would be about 1,000 miles. Set at intervals along the way would be the cities of Albany, Rochester, Buffalo, Cleveland, Toledo,

Janet Carini, DVM, is flanked by some of her patients held by craftsmen working on the expansion of her Veterinary Clinic in Castleton, Vermont. “Business boomed with the expanding population,” says the Charter One customer, “so it was expand or move to a new location.” A staff of 17, including three veterinarians (one performs acupuncture when indicated), takes care of small animal outpatients as well as hospitalized patients.When the project is completed, the hospital will accommodate up to 30 animals. A construction loan is taking care of the current work, says Dr. Carini, who also has other business and personal accounts.

300,000 debit cards issued in 2000 alone

      [PHOTO]

      George Cherry, Cleveland, Ohio: checking and investment accounts.

Detroit and Chicago. Radiating out from the central route would be other highways, connecting still other metro areas. Included would be cities like Springfield, Binghamton, Akron/Canton and Kalamazoo.

The population along this route exceeds 15 million people. If you were to stop and chat with some of the people along the way, you would find a wealth of different backgrounds and personal interests. Very likely, you would be impressed with their personal accomplishments. But you wouldn’t be surprised at much else about any of them.

As typical as Americans anywhere, the people of the Charter One banking territory fit the predictable demographic of middle America. For the most part their work places are steady employers... their homes don’t suddenly soar or bottom out in value, but appreciate over time... their communities find ways to change and grow with circumstances.

The Chan family of Chicago represents one aspect of life at one end of this geographic span. Veterinarian Janet Carini of Vermont exemplifies the sound customer base out East. In the middle of this sizable geography,

Long-time banking customers Mr. and Mrs. F.L. Chan of Chicago know their customers like things done the old-fashioned way. That’s why they still prepare baked goods for their Happy Garden bakery by hand, the same method they used 30 years ago when they started their store soon after immigrating to the United States. Their daughter recently moved back to Chinatown with her husband and children to help form an expanded family enterprise.

[PHOTO]

8 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 9

[PHOTO]

Mr. and Mrs. Arthur Schaaf, Detroit, Michigan: checking, CD and retirement accounts.

for example, is Allen Chabin in Cleveland, who chose to retire in his native Ohio after a career that stationed him during his working life on both coasts of the United States.

All together, Charter One’s account base numbers three million accounts held by two million customers.

To serve them, we have 419 branches. Our customers like ATMs, so we have 913 of them. They told us they want extra convenience, so we issued more than 300,000 debit cards in 2000 alone.

They have responded enthusiastically to virtually every enhancement, including our newly introduced online banking feature. Early response puts us well on our way to achieving our 2001 goal for internet customers.

To Unlock the Equity in Your Home

[PHOTO]

We’re the One

As coach at the same Cleveland high school he attended, Bill Attewell knows how to give positive direction. Not surprisingly, his adult children and in-laws have their accounts with us, too. Attewell himself likes the benefit of a home equity line of credit which stands ready to serve when needed. Sparked by increased consumer lending, energized assets have grown to 55% of our total loan portfolio.

[PHOTO]

Mr. Attewell: Thanks for making us The One.

CHARTER ONE BANK charterone.com [LOGO]

[PHOTO]

[MAP] Cleveland, Ohio 2:05 pm

10 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 11

[PHOTO]

Made nearly 70 years ago,
our commitment to
customer service is paying off.

Generations of Customers

Operations were vigorous in 2000, a year with no mergers or acquisitions. Retail banking revenue posted a 23% gain. Average balances of core deposit accounts increased 19%. Home equity loan originations were a record $1.6 billion in a rising rate environment, spurred in large part by delivery channels that didn’t exist three years ago — mortgage loan cross sales, telephone direct banking and the internet. Our portfolio of consumer loans advanced to more than one-third of the loan portfolio and top-line revenues grew.

Ezra Levert retired twice — first from his supervisory post with a major steel company, then from a local high school where he maintained the heating plant. Now, says the Clevelander, it’s a life of boating, fishing and traveling. A veteran of the Korean War and a trustee and treasurer of his church, he maintains deposit and home equity accounts with us.

For Great Checking Accounts

[PHOTO]

We’re the One

When Allen Chabin returned to his native Ohio to retire, he found a checking account perfectly suited for a professional who had been assigned to posts on both coasts of the United States. Another 300,000 consumers also found us last year. Together, they helped increase core energized liabilities by 10% to a record 48% of total deposits.

[PHOTO]

Mr. Chabin: Thanks for making us The One.

[PHOTO]

Doug and Carolyn Spitler, Chicago, Illinois: mortgage customers.

Randolph Forde’s days are busy enough in Albany, New York. Between a hectic work schedule and the demands of graduate school, he looks forward to spending no more than the few minutes his banking requires of his time. It’s easy for him because it’s all online.

Nearly 500 miles away in Cleveland, Ohio, Ezra Levert is comforted by the fact that his borrowing arrangement has enabled him to consolidate the debts of his retirement lifestyle into a home equity line of credit with the potential of a tax benefit.

Newly transferred to Chicago, Doug and Carolyn Spitler spend their spare time furnishing a new home they financed with a familiar mortgage banker — the same one they had in Maryland.

Since we began nearly 70 years ago, we’ve served generations of customers. All ages. All income brackets. All walks of life. Serving them well has propelled us to a leadership position in our markets. A penchant for product innovation and a culture based on focused sales goals and cost control have resulted in solid earnings growth and enviable operating efficiency.

CHARTER ONE BANK charterone.com [LOGO]

12 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 13

[PHOTO]

Ron Coreno says he has never strayed from the Charter One branch in his Parma, Ohio neighborhood, where he and his wife have a number of deposit accounts. A retired mathematics professor, he knows numbers. So when the Corenos had a kitchen remodeling job to do, they went to their branch for a home equity loan.

Through a vast retail network across six states, we offer a proven set of competitively priced financial services designed to satisfy customer needs and return optimum results.

Heading the list is a set of compelling checking account options, which attracts great numbers of customers as prospects for other services. In 2000, we set another record in consumer checking by opening more than 300,000 new accounts. Increasing core deposits is a key strategy of this program. Among methods to accomplish this goal, a new referral initiative established for loan officers during the year resulted in cross-sales of our most profitable checking and money market accounts to 25% of all new mortgage customers.

The MasterMoney debit card issued with checking accounts represents significant revenue opportunity. Spurred by imaginative programs like our MegaRewards promotion, interchange fees from purchases made with these cards in 2000 grew 68% over the prior year. This income source today accounts for 11% of the revenue coming from our branch system.

Expanding our convenience channels of service enables us to retain existing customers and gain new ones. Our extensive network of ATMs not only builds customer loyalty, it’s a significant revenue generator. Approximately half of our ATMs are off-premise, most of which are in the Chicago market.

Newly introduced online web banking (no fees for online transactions or for paying bills makes it very attractive) offers powerful potential for revenue growth by expanding the market for our traditional deposit and loan products. It will also be the primary vehicle for a new checking/ brokerage account that we will be offering in partnership with Fidelity Investments.

Sparked by a remarkable 69% cross-sell penetration of all new first mortgages, home equity lending continued its strong growth curve, up 66% over the prior year. Including the 26% growth in the portfolio of Charter One Auto Finance, combined energized loan balances grew to 55% of the bank’s total loans.

When he heard online banking was in development at Charter One, Randolph Forde signed up to be one of the first users. Great time-saver, says the 24-year-old native of Georgetown, Guyana, whose parents moved to New York when he was a child. Randolph needs all the spare time he can get. He’s a graduate student in information resources management at SUNY-Albany (he already has another master’s degree in education curriculum development). He also works 80 hours a week at two jobs. One is as a child care worker in a school for boys, the other as an intern with the State of New York Education Department.

[PHOTO]

initiatives Online

leasing portfolio up 56%

From neighborhood stores
to big companies, our business
customers are energized.

They Mean Business

In 2000, Charter One made important progress in increasing the ratio of energized business and commercial real estate loans and leases to total loans. Now equal to nearly one-fifth of our total loan portfolio, these balances are a key component of our strategy to reposition our balance sheet with higher-yielding, energized assets.

Looking for a new banking relationship to help him launch his facilities maintenance business several years ago, James Vaughn, Jr. of Cleveland got a tip from his wife’s employer. A CPA, he suggested the Vaughns talk to his bank. They did. With a Charter One SmartBusiness® line of credit together with business checking and money market accounts, JDD, Inc. today is soaring with 60 employees and a prime contractor arrangement with a Cleveland-based federal agency.

For Dan Fleck, managing a fleet of 3,600 vehicles for a major power utility has been made easier with the help of Charter One’s leasing subsidiary, ICX Corporation. As Cincinnati-based Cinergy continues its multi-year program of converting from owned equipment to leases, ICX has become the primary lessor of Cinergy’s fleet, which includes sedans, service vehicles, tractor trailers and bucket trucks.

ICX had its biggest year ever in 2000, increasing its portfolio 56% to $1.8 billion in leases. Supported now by newly opened sales offices in Texas and New Jersey, ICX manages a diversified equipment lease portfolio with investment risk spread across various types of equipment and manufacturers to a wide array of credit-worthy customers. Over-the-road vehicles, like those supplied to Cinergy, represent 18% of the ICX portfolio.

Tom O’Connor, Jr., smiles a lot when he talks about the company his family founded in 1931. As president, he’s proud of the success of Mohawk Paper Company. Like the rolls of Mohawk Superfine paper behind him, the company’s performance is polished by the skills of its 375 employees working in two facilities near Albany, New York. With term loans and leases, cash management and group-banking employee services from Charter One, Mohawk serves international markets with a wide selection of papers ranging from commercial to fine art printing grades.

14 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 15

[PHOTO]

[MAP] Albany, New York 5:05 pm

[PHOTO]

Tammy Bennington (left) loves to fly. Karin Raaymakers, a native of Holland, speaks six languages. Several years ago, they pooled their talents and related business backgrounds to fulfill the dream of starting their own business. The result was Avanti Aerospace, an aircraft parts distributor based in Willoughby, Ohio. With a Charter One business line of credit and deposit accounts, they market themselves to commuter airlines throughout the world. Thanks to the language advantage, they say, Avanti is a leader in supplying the European market.

Accelerating the growth of energized assets is the prime objective of Charter One’s other business lending units as well. Commercial real estate lending remained a steady contributor to the loan portfolio.

In corporate banking, the portfolio grew by 18% as we stepped up our middle market lending programs aimed at customers like David Brobak in Albany, New York. The company he runs, Blasch Precision Ceramics, Inc. manufactures complex refractory shapes with unique qualities for a variety of worldwide industries, including metallurgical, chemical, heat-treating, glass and petro-chemical. An asset-based lending initiative established during the year has already begun to show good progress.

Among the strategies to round out our product offerings is continued development of our cash management services and proof-of-deposit capability.

As for the small business segment, we are convinced it is loaded with opportunity.

Dan Fleck, manager of transportation services for Cinergy, Inc., a diversified energy utility based in southern Ohio, is continually thinking about the 25,000 square miles of Cinergy’s service area. That’s the size of the territory his fleet of vehicles must travel. It’s a region that blankets two-thirds of Indiana, metropolitan Cincinnati and several northern counties of Kentucky. More than half of his fleet of leased vehicles are supplied by ICX Corporation.

[PHOTO]

16 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 17

[PHOTO]

Alan Pearce (right), president of Polyfusion Electronics took a look at how Charter One was handling his personal accounts. Pleased with the evaluation, he and Vice President Ron Folkman (left) moved their business accounts to Charter One as well, where they have a line of credit, a commercial mortgage and business deposit services. Pearce and Folkman started Polyfusion more than 25 years ago. At their 20,000-square-foot plant in Lancaster, New York, they design and produce specialized electronic assemblies for original equipment manufacturers and high-end audio components for audiophiles and the sound reinforcement industry.

Well over a half million small businesses are in operation from one end of our retail banking area to the other. Thanks to the huge presence of our 419 banking centers across the region, we believe we can leverage our visibility and proximity to this market into a steadily growing base of core deposit accounts, lines of credit and loans. Programs aimed at this segment were piloted successfully in 2000 and will be launched fully in the year ahead.

corporate banking portfolio grew 18%

For Your Business Banking Needs

[PHOTO]

We’re the One

For Rick Reinhold, quality is critical in the beef snack foods produced by American Foods, Inc., his company in Sterling Heights, Michigan. For his business checking and revolving credit arrangement, he looked to us for a quality partnership. His and tens of thousands of other small businesses have driven a seven-fold increase in our core business deposits over the past three years.

[PHOTO]

Mr. Reinhold: Thanks for making us The One.

CHARTER ONE BANK charterone.com [LOGO]

SELECTED FINANCIAL DATA	Charter One Financial, Inc.

The selected financial data presented below is not necessarily indicative of future results due to, among other things, the effect of acquisitions. For a discussion of acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

   Performance returns include actual returns, operating returns and returns as initially reported. Operating returns are computed using net income, excluding the after-tax impact of merger-related and other special charges for each of the periods presented. Returns as initially reported exclude the after-tax impact of merger-related and other special charges and are computed as the sum of 1) amounts we reported in the respective year’s quarterly reports to shareholders for the three quarters ended September 30, not restated for mergers accounted for as pooling of interests that occurred in the fourth quarter of the respective year, and 2) fourth quarter results as reported in the Quarterly Financial Data table in the respective year’s annual report to shareholders, restated for the respective year’s mergers accounted for as pooling of interests. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related and other special charges, to net interest income and other income, excluding net gains and losses on the sale of assets and other special charges. We believe that presentation of operating returns and returns as initially reported will provide additional comparability and insight into the operations of Charter One. Dividend information represents historical amounts declared and paid by Charter One, as adjusted for stock dividends and stock splits, and is not adjusted for mergers accounted for as pooling of interests. Per share data has been restated to reflect all stock dividends and stock splits as of December 31, 2000.

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2000	1999	1998	1997	1996

Financial condition:

Cash, federal funds sold and other	$531,257	$693,532	$722,260	$650,238	$624,285

Investment securities	449,215	542,081	629,072	1,131,078	905,161

Mortgage-backed securities	5,593,371	6,100,380	5,570,286	6,743,347	7,853,039

Loans and leases, net	24,008,174	22,312,850	22,219,411	19,509,520	16,130,066

Other assets	2,389,410	2,170,220	1,339,178	1,399,409	1,213,185

Total assets	$32,971,427	$31,819,063	$30,480,207	$29,433,592	$26,725,736

Deposits	$19,605,671	$19,073,975	$19,023,700	$17,901,125	$17,413,770

FHLB advances	9,636,277	9,226,150	7,512,203	5,778,649	3,949,243

Other borrowings	547,134	515,574	1,009,954	2,817,041	2,776,045

Other liabilities	726,141	605,664	549,314	638,549	548,519

Capital securities	—	—	—	50,000	—

Shareholders’ equity	2,456,204	2,397,700	2,385,036	2,248,228	2,038,159

Total liabilities and shareholders’ equity	$32,971,427	$31,819,063	$30,480,207	$29,433,592	$26,725,736

Other data:

Loan servicing portfolio	$10,379,644	$10,798,563	$9,916,922	$10,140,387	$11,901,443

Book value per share	11.80	10.91	10.61	10.02	9.12

Dividends declared and paid per common share	.67	.57	.48	.41	.35

Common stock price range:

High	30.00	29.14	31.65	27.65	18.41

Low	14.52	16.67	15.99	16.91	11.16

Close	28.88	18.22	25.17	27.27	17.28

Dividend payout ratio	33.50%	39.04%	45.71%	37.61%	36.08%

Net yield on average interest-earning assets	3.02	3.19	3.11	3.10	3.16

Interest rate spread	2.84	3.01	2.85	2.81	2.86

Average shareholders’ equity to average assets	7.58	7.99	7.96	7.64	7.83

Total shareholders’ equity to total assets	7.45	7.54	7.82	7.64	7.63

Number of offices:

Full service branches	419	417	405	395	341

Loan production offices	32	36	41	37	49

Number of employees (FTEs)	6,573	7,055	7,104	7,155	6,703

18 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 19

SELECTED FINANCIAL DATA	Charter One Financial, Inc.

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2000	1999	1998	1997	1996

Operating data:

Interest income	$2,247,088	$2,128,455	$2,130,332	$2,032,443	$1,905,531

Interest expense	1,344,053	1,194,351	1,244,108	1,205,241	1,114,538

Net interest income	903,035	934,104	886,224	827,202	790,993

Provision for loan and lease losses	54,205	35,237	31,325	48,653	25,389

Net interest income after provision for loan and lease losses	848,830	898,867	854,899	778,549	765,604

Other income:

Net gains (losses)	9,271	(57,047)	30,865	700	3,579

Other	383,600	287,644	241,729	185,266	170,862

Administrative expenses	603,955	633,327	665,340	598,040	600,622

Income before income taxes and extraordinary item	637,746	496,137	462,153	366,475	339,423

Income taxes	203,784	160,607	156,429	112,892	111,685

Income before extraordinary item	433,962	335,530	305,724	253,583	227,738

Extraordinary item – early extinguishment of debt, net of tax benefit	—	1,554	61,658	3,131	—

Net income	$433,962	$333,976	$244,066	$250,452	$227,738

Basic earnings per share:

Income before extraordinary item	$2.03	$1.50	$1.36	$1.14	$1.02

Extraordinary item – early extinguishment of debt	—	(.01)	(.27)	(.01)	—

Net income	$2.03	$1.49	$1.09	$1.13	$1.02

Diluted earnings per share:

Income before extraordinary item	$2.00	$1.47	$1.32	$1.10	$.97

Extraordinary item – early extinguishment of debt	—	(.01)	(.27)	(.01)	—

Net income	$2.00	$1.46	$1.05	$1.09	$.97

Performance returns:

Actual:

Return on average assets	1.36%	1.08%	.82%	.90%	.87%

Return on average equity	18.00	13.50	10.26	11.77	11.16

Efficiency ratio	45.68	50.69	57.79	58.08	61.64

Operating:

Return on average assets	1.43	1.39	1.24	1.16	1.09

Return on average equity	18.82	17.46	15.61	15.14	13.95

Efficiency ratio	43.39	45.49	49.83	50.93	52.51

Operating earnings	$453,918	$432,099	$371,374	$322,063	$284,714

Operating earnings per share	2.09	1.89	1.60	1.40	1.21

As initially reported:

Return on average assets	1.43%	1.48%	1.36%	1.26%	1.22%

Return on average equity	18.82	18.57	18.18	18.26	17.93

Average shareholders’ equity to average assets	7.58	8.01	7.50	6.94	6.80

Efficiency ratio	43.39	43.16	43.94	42.18	42.22

Diluted earnings per share	$2.09	$1.99	$1.77	$1.58	$1.42

Total assets(1)	32,971,427	31,819,063	24,467,255	19,760,265	13,893,841

(1)	Represents the amount we reported in the respective year’s annual report to shareholders.

FINANCIAL REVIEW

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented in the annual report. The data presented in the following pages should be read in conjunction with the audited Consolidated Financial Statements contained elsewhere in this Annual Report.

Holding Company Business

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. At the end of 2000, the Bank and its subsidiaries were doing business through 419 full-service branches and 32 loan production offices.

Results of Operations

For the year ended December 31, 2000, Charter One reported net income of $434.0 million, compared to $334.0 million and $244.1 million for the years ended December 31, 1999 and 1998, respectively. On a diluted per share basis, net income was $2.00, $1.46 and $1.05 in 2000, 1999 and 1998, respectively. As discussed below, operating results were affected by merger-related and other special charges in each of the last three years.

2000 Merger-Related Charges:

	Effect on Year Ended
	December 31, 2000

(Dollars in thousands)	Pretax	After Tax

St. Paul Bancorp, Inc. merger-related charges:

Severance and other termination costs	$20,710	$14,024

Duplicate assets, lease terminations and other costs to combine operations	8,781	5,932

Total merger-related charges	$29,491	$19,956

1999 Merger-Related and Other Special Charges:

	Effect on Year Ended
	December 31, 1999

(Dollars in thousands)	Pretax	After Tax

St. Paul and ALBANK Financial Corporation merger-related charges:

Transaction costs	$10,053	$10,053

Severance and other termination costs	39,928	26,352

Duplicate assets, lease terminations and other costs to combine operations	13,545	8,940

Merger-related charges	63,526	45,345

Other special charges:

Additional loan loss provisions	6,529	4,309

Asset/liability management actions	71,083	46,915

Loss on termination of debt	2,391	1,554

Other special charges	80,003	52,778

Total merger-related and other special charges	$143,529	$98,123

1998 Merger-Related and Other Special Charges:

	Effect on Year Ended
	December 31, 1998

(Dollars in thousands)	Pretax	After Tax

ALBANK, CS Financial Corporation, and Beverly Bancorporation, Inc. merger-related charges:

Transaction costs	$14,601	$14,601

Severance and other termination costs	20,088	13,456

Duplicate assets, lease terminations and other costs to combine operations	29,993	20,288

Merger-related charges	64,682	48,345

Other special charges:

Cost reduction plan	25,000	17,305

Loss on termination of debt	94,858	61,658

Other special charges	119,858	78,963

Total merger-related and other special charges	$184,540	$127,308

Excluding the above merger-related and other special charges presents more comparable operating earnings for the periods being reviewed. The following table summarizes the components of operating earnings.

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Net interest income	$903,035	$934,104	$886,224

Provision for loan and lease losses	54,205	28,708	31,325

Other income	392,871	301,680	272,594

Administrative expenses	574,464	569,801	575,658

Income taxes	213,319	205,176	180,461

Operating earnings	$453,918	$432,099	$371,374

20 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 21

Net Interest Income–Net interest income is the difference between the interest and dividend income earned on our loans and investments and the interest expense on our deposits and borrowings. Net interest income is our principal source of earnings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality, as well as general economic conditions and regulatory policies.

   The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Nonaccrual loans are included in the average balance of loans. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets.

Average Balances, Interest and Yields/Costs

	Year Ended December 31,

	2000			1999

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost

Interest-earning assets:

Loans and leases	$23,830,266	$1,810,608	7.60%	$22,646,524	$1,683,662	7.43%

Mortgage-backed securities:

Available for sale	3,342,744	241,369	7.22	3,195,738	214,119	6.70

Held to maturity	1,690,002	120,812	7.15	2,249,771	155,141	6.90

Investment securities:

Trading	183	38	20.67	11,005	363	3.30

Available for sale	458,299	33,412	7.29	578,607	36,276	6.27

Held to maturity	29,008	1,594	5.49	39,860	2,453	6.15

Other interest-earning assets	543,450	39,255	7.10	557,417	36,441	6.45

Total interest-earning assets	29,893,952	2,247,088	7.51	29,278,922	2,128,455	7.27

Allowance for loan and lease losses	(185,623)			(181,503)

Noninterest-earning assets	2,097,990			1,882,972

Total assets	$31,806,319			$30,980,391

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,632,640	$57,229	1.58%	$2,952,893	$29,968	1.01%

Money market and savings accounts	5,401,048	168,379	3.12	5,464,447	145,556	2.66

Certificates of deposit	9,821,168	540,501	5.50	10,482,915	542,523	5.18

Total deposits	18,854,856	766,109	4.06	18,900,255	718,047	3.80

FHLB advances	9,309,296	532,583	5.71	8,434,318	432,043	5.12

Other borrowings	613,875	45,361	7.32	717,173	44,261	6.13

Total borrowings	9,923,171	577,944	5.81	9,151,491	476,304	5.20

Total interest-bearing liabilities	28,778,027	1,344,053	4.67	28,051,746	1,194,351	4.26

Noninterest-bearing liabilities	616,804			454,312

Total liabilities	29,394,831			28,506,058

Redeemable capital securities	—			—

Shareholders’ equity	2,411,488			2,474,333

Total liabilities and shareholders’ equity	$31,806,319			$30,980,391

Net interest income		$903,035			$934,104

Interest rate spread			2.84%			3.01%

Net yield on average interest-earning assets			3.02%			3.19%

Average interest-earning assets to average interest- bearing liabilities			103.88%			104.37%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	1998

	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost

Interest-earning assets:

Loans and leases	$20,752,907	$1,604,243	7.72%

Mortgage-backed securities:

Available for sale	2,383,167	165,628	6.95

Held to maturity	3,733,286	261,743	7.01

Investment securities:

Trading	—	—	—

Available for sale	771,710	44,656	5.79

Held to maturity	68,591	4,378	6.38

Other interest-earning assets	772,958	49,684	6.34

Total interest-earning assets	28,482,619	2,130,332	7.48

Allowance for loan and lease losses	(182,337)

Noninterest-earning assets	1,577,119

Total assets	$29,877,401

Interest-bearing liabilities:

Deposits:

Checking accounts	$2,536,717	$19,330	.76%

Money market and savings accounts	5,158,849	144,628	2.80

Certificates of deposit	10,764,028	602,144	5.59

Total deposits	18,459,594	766,102	4.15

FHLB advances	6,235,159	341,211	5.47

Other borrowings	2,139,387	136,795	6.33

Total borrowings	8,374,546	478,006	5.69

Total interest-bearing liabilities	26,834,140	1,244,108	4.63

Noninterest-bearing liabilities	632,262

Total liabilities	27,466,402

Redeemable capital securities	31,960

Shareholders’ equity	2,379,039

Total liabilities and shareholders’ equity	$29,877,401

Net interest income		$886,224

Interest rate spread			2.85%

Net yield on average interest-earning assets			3.11%

Average interest-earning assets to average interest- bearing liabilities			106.14%

The following rate/volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2000 v. 1999			December 31, 1999 v. 1998

	Increase (Decrease)			Increase (Decrease)
	due to			due to

(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest income:

Loans and leases	$31,728	$95,218	$126,946	$(71,396)	$150,815	$79,419

Mortgage-backed securities:

Available for sale	17,115	10,135	27,250	(6,146)	54,637	48,491

Held to maturity	5,505	(39,834)	(34,329)	(4,233)	(102,369)	(106,602)

Investment securities:

Trading	1,340	(1,665)	(325)	—	363	363

Available for sale	5,368	(8,232)	(2,864)	3,494	(11,874)	(8,380)

Held to maturity	(243)	(616)	(859)	(152)	(1,773)	(1,925)

Other interest-earning assets	3,748	(934)	2,814	834	(14,077)	(13,243)

Total	64,561	54,072	118,633	(77,599)	75,722	(1,877)

Interest expense:

Checking, money market and savings accounts	31,408	18,676	50,084	(5,415)	16,981	11,566

Certificates of deposit	33,325	(35,347)	(2,022)	(44,200)	(15,421)	(59,621)

FHLB advances	52,832	47,708	100,540	(22,897)	113,729	90,832

Other borrowings	6,652	(5,552)	1,100	(15,515)	(77,019)	(92,534)

Total	124,217	25,485	149,702	(88,027)	38,270	(49,757)

Change in net interest income	$(59,656)	$28,587	$(31,069)	$10,428	$37,452	$47,880

Our net interest income for the year ended December 31, 2000 was $903.0 million, a decrease of $31.1 million, or 3.3%, over the $934.1 million of net interest income for the year ended December 31, 1999. The net yield on interest-earning assets during the year ended December 31, 2000 declined to 3.02% from 3.19% for the year ended December 31, 1999. The compression in the net yield on interest-earning assets was primarily attributed to the fact that our liabilities have repriced more quickly than our assets, as well as the effect of our stock buyback program. Interest rates rose considerably during 2000. This increase was accompanied by a flattening of the yield curve. Given this interest rate environment, management decided to slow balance sheet growth, with particular emphasis on accelerating the shift away from residential loans and securities by selling more of those portfolios. Instead, balance sheet capacity has been preserved for the current more favorable interest rate environment, and existing capital was allocated to our stock buyback program. Based on the current interest rate environment and repricing trends, management believes that the net interest margin has stabilized. See “Financial Condition  — Loans and Leases” for a summary of our loan and lease originations for each of the past three years.

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

   The following table sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period

	December 31,

	2000	1999	1998

Weighted average yield:

One-to-four family loans	7.31%	7.15%	7.25%

Commercial real estate loans	8.48	8.06	8.13

Retail consumer loans	7.86	7.59	7.84

Automobile loans	8.67	8.52	8.70

Consumer finance	8.91	9.76	9.73

Leases	6.33	6.08	6.22

Corporate banking loans	8.89	8.58	8.35

Total loans and leases	7.73	7.53	7.58

Mortgage-backed securities	7.29	7.04	6.86

Investment securities	7.40	7.26	5.80

Other interest-earning assets	7.46	6.97	5.98

Total interest-earning assets	7.64	7.41	7.37

Weighted average cost:

Checking accounts	1.73	1.27	.66

Money market and savings accounts	3.29	2.70	2.79

Certificates of deposit	5.93	5.13	5.45

Total deposits	4.35	3.79	3.98

FHLB advances	5.86	5.32	5.04

Other borrowings	7.21	6.99	6.24

Total interest-bearing liabilities	4.89	4.34	4.35

Interest rate spread	2.75	3.07	3.02

Net yield on interest-earning assets	2.91	3.19	3.27

22 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 23

Provision for Loan and Lease Losses–The provision for loan and lease losses in 2000 was $54.2 million, up from $35.2 million in 1999. The increase in the provision for loan and lease losses of $19.0 million, or 53.8%, was primarily attributable to increased inherent losses in the loan and lease portfolio and a change in the loan mix related to growth in loans and leases with higher risk/reward profiles. See “Financial Condition — Loans and Leases” below and Note 5 to the Notes to Consolidated Financial Statements for discussion regarding the change in our mix of assets and our allowance for loan and lease losses.

   The provision for loan and lease losses in 1999 was $35.2 million, up from $31.3 million in 1998. The increase in the provision for loan and lease losses during 1999 was primarily attributable to the St. Paul merger. In connection with the St. Paul merger, we recognized an additional $6.5 million in loan loss provision to conform to a number of our credit administration and asset management policies.

Other Income–Other income for 2000 was $392.9 million, as compared to $230.6 million for 1999. This $162.3 million, or 70.4%, increase was primarily attributable to increases in income from retail banking, mortgage banking and net gains on sales. Retail banking income increased $46.3 million, or 23.5%, over 1999. The growth in income from retail banking continues to be driven by recent mergers, account acquisition in mature markets and continual product development. Mortgage banking income increased $29.3 million, or 60.4%, during 2000 and was primarily attributable to a $21.3 million gain resulting from a $3.0 billion sale of mortgage servicing. Net gains on sales were $9.3 million in 2000, compared to net losses of $57.0 million in 1999. As discussed in the next paragraph, the fourth quarter of 1999 included losses of $71.1 million on commitments to sell $2.1 billion in fixed-rate mortgage-backed securities.

   Other income for 1999 was $230.6 million, compared to $272.6 million for 1998. This $42.0 million, or 15.4%, decrease was primarily attributable to losses during the fourth quarter of 1999 from commitments to sell $2.1 billion in seasoned, fixed-rate mortgage-backed securities classified as available for sale. The sales generated a loss of $71.1 million and were done to reduce interest rate risk and normalize the residential mortgage portfolio to pre-St. Paul levels. Offsetting the loss on such sales was an increase in retail banking income during 1999, as well as income from our Bank Owned Life Insurance (“BOLI”) program. Retail banking income increased $36.0 million, or 22.3%, primarily due to increases in checking account fee income. Checking account fee income increased as a result of increases in the number of checking accounts and the effort to increase the revenues per account as we continued to introduce our products in new markets. In 1999, we increased our BOLI portfolio by $656.8 million, bringing the total investment in BOLI to $709.2 million as of December 31, 1999. The income from the BOLI program was the primary reason for the $21.3 million increase in other income over 1998. These increases in retail banking and other income were partially offset by a $13.6 million, or 21.9%, decrease in mortgage banking income due primarily to a reduction in production.

Administrative Expenses–Administrative expenses were $604.0 million for 2000, a decrease of $29.4 million, or 4.6%, from 1999. Each year included significant merger-related expenses. There were $29.5 million in merger-related expenses recorded in 2000 related to the St. Paul transaction, and $63.5 million in 1999 related to the St. Paul and ALBANK transactions. Excluding the merger-related charges, our administrative expenses were $574.5 million for 2000 and $569.8 million for 1999. This resulted in a ratio of administrative expenses to average assets of 1.81% for 2000 and 1.84% for 1999. Our efforts to control overhead costs were illustrated by an efficiency ratio (excluding merger-related and other special charges) of 43.39% for 2000, an improvement when compared to 45.49% for 1999. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related and other special charges, to net interest income and other income, exclusive of net gains and losses on the sale of assets and other special charges. See Note 2 to the Notes to Consolidated Financial Statements for further discussion of our business combinations.

   Administrative expenses were $633.3 million for 1999, a decrease of $32.0 million, or 4.8%, from 1998. Each year included significant merger-related expenses. There were $63.5 million in merger-related expenses recorded in 1999 related to the St. Paul and ALBANK transactions, and $64.7 million in 1998 related to the ALBANK, CS Financial, and Beverly transactions. Additionally, other administrative expenses in 1998 included a $25.0 million charge associated with a cost reduction plan and certain information technology initiatives undertaken by St. Paul. Excluding the merger-related and cost reduction plan charges, our administrative expenses were $569.8 million for 1999 and $575.7 million for 1998. This resulted in a ratio of administrative expenses to average assets of 1.84% for 1999 and 1.93% for 1998. Our efficiency ratio (excluding merger-related and other special charges) was 45.49% for 1999, an improvement when compared to 49.83% for 1998.

Income Tax Expense–The provision for income taxes was $203.8 million, $160.6 million, and $156.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. The effective tax rates were 32.0%, 32.4%, and 33.8% for the years ended December 31, 2000, 1999, and 1998, respectively. For a further analysis of our income taxes, see Note 11 to the Notes to Consolidated Financial Statements.

Financial Condition

At December 31, 2000, total assets were $33.0 billion, an increase of $1.2 billion, or 3.6%, from $31.8 billion at December 31, 1999.

Loans and Leases–Total loans and leases at December 31, 2000 were $24.0 billion, compared to $22.3 billion at December 31, 1999. Growth in our loan and lease portfolios was achieved despite $4.0 billion in residential loan securitizations that occurred during the year. Over the past few years, we have continued our emphasis in originating consumer and commercial loans due to the higher yields and shorter terms provided by these types of loans. The consumer and commercial loan portfolios represented 55.0% of loans and leases at December 31, 2000, compared to 47.8% at

December 31, 1999. As illustrated in the table below, loan originations for the year totaled $11.8 billion, with 53.3% in consumer and commercial loans and 46.7% in residential loans. See Note 5 to the Notes to Consolidated Financial Statements for additional discussion regarding our loans and leases.

Loan and Lease Activity

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Originations:

Real estate mortgage:

Permanent:

One-to-four family	$4,916,631	$5,101,662	$6,831,837

Multifamily	34,454	205,876	339,222

Commercial	199,648	241,568	188,702

Total permanent	5,150,733	5,549,106	7,359,761

Construction:

One-to-four family	605,240	542,903	459,655

Multifamily	78,542	71,748	40,869

Commercial	104,045	89,331	62,890

Total construction	787,827	703,982	563,414

Total real estate mortgage loans originated	5,938,560	6,253,088	7,923,175

Retail consumer	2,063,352	1,968,091	1,817,937

Automobile	1,791,772	1,406,966	1,224,348

Consumer finance	405,193	386,998	417,153

Leases	794,947	552,142	370,724

Corporate banking	818,394	666,972	277,330

Total loans and leases originated	11,812,218	11,234,257	12,030,667

Loans purchased	18,809	465,773	1,714,529

Sales and principal reductions:

Loans sold	472,622	989,571	2,144,603

Loans exchanged for mortgage-backed securities	3,991,087	3,606,946	1,875,449

Principal reductions	5,593,663	6,942,978	7,042,442

Total sales and principal reductions	10,057,372	11,539,495	11,062,494

Increase before net items	$1,773,655	$160,535	$2,682,702

Our lending operations are primarily concentrated in Ohio, Michigan, New York, Illinois, Vermont and Massachusetts. As a result, our financial condition and results of operations will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, we may experience higher default rates in our existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, our ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected.

   The following table sets forth certain information concerning our nonperforming assets for the periods reported. Nonperforming assets consist of (1) nonaccrual loans and leases, (2) loans and leases past due 90 days or more as to principal or interest, (3) restructured real estate mortgage loans and (4) real estate acquired through foreclosure and other collateral owned. See Note 1 to the Notes to Consolidated Financial Statements for further discussion regarding our nonperforming assets.

Nonperforming Assets

	December 31,

(Dollars in thousands)	2000	1999	1998	1997	1996

Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$71,269	$75,682	$79,768	$54,144	$39,059

Multifamily and commercial	8,132	3,369	7,002	6,034	10,793

Construction and land	8,806	1,095	1,178	1,943	873

Total real estate mortgage loans	88,207	80,146	87,948	62,121	50,725

Retail consumer	11,120	16,607	14,888	749	2,335

Automobile	130	482	454	37	29

Consumer finance	48,673	23,031	7,752	811	—

Leases	—	—	—	—	—

Corporate banking	18,707	6,037	9,559	7,179	4,275

Total nonaccrual loans and leases	166,837	126,303	120,601	70,897	57,364

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family(2)	—	—	5,690	14,171	18,143

Multifamily and commercial	—	—	—	251	324

Construction and land	—	—	—	3	—

Total real estate mortgage loans	—	—	5,690	14,425	18,467

Retail consumer(1)	2,586	2,562	3,878	8,516	4,478

Automobile	6,911	4,973	5,873	3,695	1,555

Consumer finance	—	—	—	—	—

Leases	2,956	—	—	—	—

Corporate banking	2,086	2,463	904	976	516

Total accruing loans and leases delinquent more than 90 days	14,539	9,998	16,345	27,612	25,016

Restructured real estate mortgage loans	666	1,009	4,193	7,579	15,294

Total nonperforming loans and leases	182,042	137,310	141,139	106,088	97,674

Real estate acquired through foreclosure and other collateral owned	27,523	24,453	19,900	18,997	23,468

Total nonperforming assets	209,565	161,763	161,039	125,085	121,142

Less government guaranteed loans	19,225	18,841	22,429	—	—

Nonperforming assets net of guaranteed loans	$190,340	$142,922	$138,610	$125,085	$121,142

24 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 25

	December 31,

	2000	1999	1998	1997	1996

Ratio of:

Nonperforming loans and leases to total loans and leases	.76%	.62%	.64%	.54%	.61%

Nonperforming assets to total assets	.64	.51	.53	.42	.45

Allowance for loan and lease losses to:

Nonperforming loans and leases	104.16	135.75	131.07	171.14	161.97

Total loans and leases before allowance	.78	.83	.83	.92	.97

Ratio of (excluding guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.68%	.53%	.53%	.54%	.61%

Nonperforming assets to total assets	.58	.45	.45	.42	.45

Allowance for loan and lease losses to:

Nonperforming loans and leases	116.46	157.34	155.83	171.14	161.97

Total loans and leases before allowance	.78	.83	.83	.92	.97

(1)	Includes government guaranteed loans.

(2)	In 1998, Charter One changed the accrual policy on one-to-four family loans to stop accruing on loans delinquent 90 or more days. Balance of $5.7 million at December 31, 1998 represents one-to-four family loans related to St. Paul Bancorp, Inc. Following Charter One’s acquisition of St. Paul in October 1999, St. Paul’s accrual policy was conformed to Charter One’s policy. The change in the accrual policy did not have a material impact on interest income.

At December 31, 2000, there were $96.8 million of loans not reflected in the table above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms, and which may result in disclosure of such loans in the future.

   Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $238,000 and the potential income based upon full contractual yields was $6.4 million for the year ended December 31, 2000.

   The following table presents an analysis of our allowance for loan and lease losses. During the fourth quarter of 2000, we charged off a $7.5 million corporate banking loan after discovering suspected fraudulent activities. As a result of this charge-off, the ratio of net charge-offs to average loans increased to .21%, compared to .17% in 1999. Management has noted no significant, systemic deterioration in any area of its loan and lease portfolio. Additionally, the portfolio is well diversified and 97% of all loans and leases are collateralized, with 70% backed by single and multi-family real estate. Furthermore, the portfolio includes only negligible amounts of shared national credits and indirect auto leases.

Analysis of Allowance for Loan and Lease Losses

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998	1997	1996

Balance, beginning of year	$186,400	$184,989	$181,554	$158,211	$148,619

Provision for loan and lease losses	54,205	35,237	31,325	48,653	25,389

Adjustment to convert RCSB Financial, Inc. to a calendar year end	—	—	—	650	—

Acquired through acquisition	—	3,603	—	4,963	11,310

Charge-offs:

Mortgage	(6,064)	(8,040)	(7,052)	(11,949)	(18,485)

Retail consumer	(12,508)	(3,952)	(3,823)	(5,626)	(5,019)

Automobile	(27,827)	(28,012)	(25,670)	(19,128)	(11,161)

Consumer finance	(4,994)	(1,340)	(71)	—	—

Leases	—	(900)	—	—	—

Corporate banking	(8,938)	(3,240)	(1,440)	(1,532)	(704)

Total charge-offs	(60,331)	(45,484)	(38,056)	(38,235)	(35,369)

Recoveries:

Mortgage	1,396	868	3,767	2,063	2,905

Retail consumer	1,610	789	1,051	1,188	1,409

Automobile	5,810	6,172	4,953	3,846	3,826

Consumer finance	17	19	—	—	—

Leases	—	—	—	—	—

Corporate banking	509	207	395	215	122

Total recoveries	9,342	8,055	10,166	7,312	8,262

Net loan and lease charge-offs	(50,989)	(37,429)	(27,890)	(30,923)	(27,107)

Balance, end of year	$189,616	$186,400	$184,989	$181,554	$158,211

Net charge-offs to average loans and leases	.21%	.17%	.13%	.17%	.18%

Allocation of Allowance for Loan and Lease Losses

	December 31,

(Dollars in thousands)	2000	1999	1998	1997	1996

Mortgage	$103,989	$107,576	$110,635	$107,564	$118,829

Retail consumer	15,191	17,323	16,869	17,247	15,684

Automobile	42,206	38,301	39,585	40,734	11,975

Consumer finance	7,855	5,356	1,654	200	—

Leases	5,237	4,037	3,737	1,777	977

Corporate banking	15,138	13,807	12,509	14,032	10,746

Total	$189,616	$186,400	$184,989	$181,554	$158,211

Percent of loans and leases to total loans and leases:

Mortgage	53.1%	60.8%	70.1%	76.2%	79.2%

Retail consumer	19.2	16.9	12.9	9.9	10.0

Automobile	12.9	11.0	9.2	8.4	6.7

Consumer finance	4.1	3.2	2.0	.7	—

Leases	7.4	5.1	3.3	2.5	1.9

Corporate banking	3.3	3.0	2.5	2.3	2.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The allowance for loan and lease losses is based on an ongoing, quarterly assessment of the probable estimated losses inherent in the loan and lease portfolio, and to a lesser extent, unused commitments to provide financing. This quarterly analysis provides a mechanism for ensuring that estimated losses reasonably approximate actual observed losses, as any differences between estimated and actual losses will be addressed in the assessment and resulting loan and lease loss provision. Although we believe we use the best information available to make these determinations and that the allowance for loan and lease losses was adequate at December 31, 2000, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the determinations about the levels of the loan and lease allowance. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for losses. These agencies may require the recognition of additions to the allowance based upon their judgments of information available to them at the time of their examination.

Investments and Mortgage-Backed Securities–The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. We held no investments or mortgage-backed securities of any single non-governmental issuer which were in excess of 10% of shareholders’ equity at December 31, 2000. See Notes 3 and 4 to the Notes to Consolidated Financial Statements for additional discussion regarding our investments and mortgage-backed securities.

Deposits, Borrowings and Other Sources of Funds–Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $19.6 billion and $19.1 billion at December 31, 2000 and 1999, respectively. See Note 6 to the Notes to Consolidated Financial Statements for further discussion regarding our deposits.

   In addition to deposits, we obtain funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank (“FHLB”) system. Those borrowings totaled $9.6 billion and $9.2 billion at December 31, 2000 and 1999, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB and it is authorized to apply for advances on the security of this stock and certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. See Note 7 to the Notes to Consolidated Financial Statements for further information as to the composition, maturities and cost associated with these advances at December 31, 2000.

   In addition to FHLB advances, we use federal funds purchased and reverse repurchase agreements and other borrowings to fund operations. Federal funds purchased and reverse repurchase agreements totaled $262.3 million at December 31, 2000, a decrease of $21.0 million from December 31, 1999. Other borrowings totaled $284.8 million and $232.3 million at December 31, 2000 and 1999, respectively. See Notes 8 and 9 to the Notes to Consolidated Financial Statements for further information concerning these borrowings.

   We use our portfolio of investment securities, mortgage-backed securities, and loans as collateral for our borrowings, public deposits and for other purposes required or permitted by law.

Liquidity–Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, federal funds purchased and reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and federal funds purchased and reverse repurchase agreements.

   We are required by regulation to maintain specific minimum levels of liquid investments. Regulations currently in effect require us to maintain average liquid assets at least equal to 4.0% of the sum of the average daily balance of net withdrawable accounts and borrowed funds due in one year or less. This regulatory requirement may be changed from time to time to reflect current economic conditions. Charter One Bank’s average regulatory liquidity ratio for the fourth quarter of 2000 was 6.76%. We anticipate that we will have sufficient funds available to meet our commitments. See Note 5 to the Notes to Consolidated Financial Statements for further information concerning our commitments.

26 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 27

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

   Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost, and capital profile. Our Asset/ Liability Management Committee, which includes senior management representatives and reports to the Board of Directors, together with the Investment Committee of the Board, monitors and manages interest rate risk to maintain an acceptable level of potential change to net interest income as a result of changes in interest rates.

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

   Using this internal simulation model, net earnings projections reflect continued growth in net income when applying the interest rate environment as of January 3, 2001. The use of the January 3, 2001 yield curve reflects the Federal Reserve Board’s decision to reduce the federal funds rate by 50 basis points to 6.00%. Our base case shows our present estimated net earnings sensitivity profile and assumes no changes in the operating environment or operating strategies, but assumes interest rates increase or decrease gradually, in parallel fashion, over the next year and then remain unchanged.

The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

	Estimated Percentage Change
	in Future Net Income

Changes in Interest Rates (basis points)	12 Months	24 Months

Base Case

+200 over one year	(4.62)%	(6.43)%

+100 over one year	(2.61)	(2.75)

-100 over one year	.76	(.52)

-200 over one year	.81	(3.01)

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

   The following table presents an analysis of our interest-sensitivity gap position at December 31, 2000. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

Maturity/ Rate Sensitivity

	December 31, 2000

	0-6	7-12	1-3	3-5	5-10	Over
(Dollars in thousands)	Months	Months	Years	Years	Years	10 Years	Total

Interest-earning assets:

Real estate mortgage loans and mortgage-backed securities:

Adjustable rate	$4,616,339	$1,802,643	$2,005,601	$1,101,111	$143,097	$—	$9,668,791

Fixed rate	993,013	791,830	2,357,771	1,550,486	1,917,974	1,115,208	8,726,282

Retail consumer loans	1,971,577	314,646	753,014	659,185	761,869	171,185	4,631,476

Automobile loans	653,546	600,155	1,897,371	12	—	—	3,151,084

Consumer finance	150,150	84,547	261,224	170,764	207,350	114,844	988,879

Leases	83,435	73,776	384,659	283,860	365,619	586,672	1,778,021

Corporate banking loans	411,314	95,661	164,660	102,106	18,119	7,082	798,942

Investment securities, federal funds sold, interest-bearing deposits and other interest-earning assets	929,695	1,735	18,600	4,217	10,072	79,779	1,044,098

Total	9,809,069	3,764,993	7,842,900	3,871,741	3,424,100	2,074,770	$30,787,573

Interest-bearing liabilities:

Deposits:

Checking, money market and savings accounts and escrow accounts	763,079	693,906	3,989,959	3,989,959	—	—	$9,436,903

Certificates of deposit	4,586,644	3,929,883	1,011,950	557,464	74,581	17,079	10,177,601

FHLB advances	3,226,112	811,429	981,140	2,107,061	2,508,520	2,015	9,636,277

Federal funds purchased and reverse repurchase agreements	262,326	—	—	—	—	—	262,326

Other borrowings	12,151	6,385	26,112	214,161	13,462	12,537	284,808

Total	8,850,312	5,441,603	6,009,161	6,868,645	2,596,563	31,631	$29,797,915

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	958,757	(1,676,610)	1,833,739	(2,996,904)	827,537	2,043,139

Impact of hedging	(443,680)	69,224	139,456	205,000	30,000	—

Adjusted interest-sensitivity gap	$515,077	$(1,607,386)	$1,973,195	$(2,791,904)	$857,537	$2,043,139

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$515,077	$(1,092,309)	$880,886	$(1,911,018)	$(1,053,481)	$989,658

Cumulative interest-sensitivity gap as a percentage of total assets at December 31, 2000	1.56%	(3.31)%	2.67%	(5.80)%	(3.20)%	3.00%

Capital and Dividends

Charter One, Charter One Bank, and Charter One Commercial are each subject to certain regulatory capital requirements. We believe that as of December 31, 2000, Charter One, Charter One Bank, and Charter One Commercial each individually met all capital requirements to which they were subject. See Note 12 to the Notes to Consolidated Financial Statements for an analysis of our regulatory capital.

   On April 26, 2000, our Board of Directors authorized management to repurchase up to 7.5 million shares of Charter One common stock in a program of open market purchases or privately negotiated transactions. This repurchase program was completed as of June 30, 2000, for a total cost of $170.7 million. The repurchased shares were later reissued in connection with the 5% stock dividend distributed September 30, 2000, as well as employee benefit plans.

   On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a program of open market purchases or privately negotiated transactions. As of February 23, 2001, we had purchased 5.9 million shares authorized under this program for a total cost of $136.3 million. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans or subsequent acquisitions. See Note 1 to the Notes to Consolidated Financial Statements for a summary of stock dividend and stock split activity over the past three years.

   We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations

28 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 29

and Charter One Bank’s ability to upstream funds. Charter One depends significantly upon dividends originating from Charter One Bank to accumulate earnings for payment of cash dividends to our shareholders. See Note 12 to the Notes to Consolidated Financial Statements for a discussion of restrictions on Charter One Bank’s ability to pay cash dividends.

   Quarterly high and low sales prices, closing prices and cash dividends declared for our common stock are shown in the following table. All prices have been restated to reflect prior stock dividends and stock splits. Our common stock commenced trading on the New York Stock Exchange under the symbol CF on December 6, 1999. Previously, our common stock was traded on the Nasdaq Stock Market under the symbol COFI. As of February 23, 2001, there were approximately 20,100 shareholders of record.

Market Price and Dividends

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2000

High	$20.00	$25.71	$25.13	$30.00	$30.00

Low	14.52	17.27	21.06	19.88	14.52

Close	20.00	21.90	24.38	28.88	28.88

Dividends declared and paid	.15	.17	.17	.18	.67

1999

High	$29.08	$29.14	$25.63	$25.18	$29.14

Low	22.85	23.98	20.08	16.67	16.67

Close	26.18	25.23	22.03	18.22	18.22

Dividends declared and paid	.13	.14	.15	.15	.57

Quarterly Results

The following table presents summarized quarterly data for each of the years indicated. Earnings per share have been restated to reflect prior stock dividends and stock splits.

Quarterly Financial Data (Unaudited)

	2000

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$534,070	$545,598	$577,518	$589,902	$2,247,088

Net interest income	233,003	232,033	223,169	214,830	903,035

Provision for loan and lease losses	8,598	11,509	13,178	20,920	54,205

Net gains (losses)	3,547	3,064	5,522	(2,862)	9,271

Merger expenses	3,258	20,845	1,961	3,427	29,491

Net income	111,709	103,287	109,592	109,374	433,962

Basic earnings per share	.51	.47	.52	.53	2.03

Diluted earnings per share	$.50	$.47	$.51	$.52	$2.00

	1999

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year

Total interest income	$525,393	$522,825	$538,838	$541,399	$2,128,455

Net interest income	235,549	233,173	233,109	232,273	934,104

Provision for loan and lease losses	6,770	7,843	7,366	13,258	35,237

Net gains (losses)	6,817	6,989	(1,856)	(68,997)	(57,047)

Merger expenses	2,200	3,519	1,921	55,886	63,526

Income before extraordinary item	102,946	108,376	104,502	19,706	335,530

Net income	102,946	108,376	104,502	18,152	333,976

Basic earnings per share:

Income before extraordinary item	.46	.48	.47	.09	1.50

Extraordinary item	—	—	—	(.01)	(.01)

Net income	.46	.48	.47	.08	1.49

Diluted earnings per share:

Income before extraordinary item	.45	.47	.46	.09	1.47

Extraordinary item	—	—	—	(.01)	(.01)

Net income	$.45	$.47	$.46	$.08	$1.46

New Accounting Standards

See Note 1 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Acquisition

On January 23, 2001, Charter One and Alliance Bancorp, the holding company of Liberty Federal Bank in Hinsdale, Illinois, announced that they executed a definitive agreement for Charter One to acquire Alliance. At December 31, 2000, Alliance had assets of $2.0 billion, deposits of $1.3 billion and operated 19 branch offices in the metropolitan Chicago area. The agreement provides for common shareholders of Alliance to receive $5.25 in cash and 0.72 shares of Charter One common stock for each Alliance share. It is expected that approximately 6.7 million shares of Charter One common stock will be issued in conjunction with the merger. It is also expected that all outstanding Alliance options will be exchanged for the equivalent Charter One options. This results in an initial transaction value of approximately $245 million. The merger, which will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase, is expected to close early in the third quarter of 2001. The transaction has been approved by the Boards of Directors of both companies and is subject to approval by the Office of Thrift Supervision, the Federal Reserve Board, and Alliance’s shareholders.

Discussion of Forward-looking Statements

This document, including information incorporated by reference, contains, and future filings by Charter One on Form 10-Q and Form 8-K and future oral and written statements by Charter One and its management may contain, forward-looking statements about Charter One and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.

   The important factors we discuss below and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, as well as other factors discussed elsewhere in this document and factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

   The following factors, many of which are subject to change based on various other factors beyond our control, could cause our operating and financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loan assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of new products and services of Charter One and its subsidiaries and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

Forward-looking statements by Charter One and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management as of the date made and are not guarantees of future performance. Charter One disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

30 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 31

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION	Charter One Financial, Inc.

	December 31,

(Dollars in thousands, except per share data)	2000	1999

Assets

Cash and deposits with banks	$530,771	$689,082

Federal funds sold and other	486	4,450

Total cash and cash equivalents	531,257	693,532

Investment securities:

Trading	—	13,380

Available for sale	426,701	482,695

Held to maturity (fair value of $22,671 and $44,410)	22,514	46,006

Mortgage-backed securities:

Available for sale	4,087,196	4,193,134

Held to maturity (fair value of $1,531,525 and $1,909,313)	1,506,175	1,907,246

Loans and leases, net	23,950,172	22,276,862

Loans held for sale	58,002	35,988

Bank owned life insurance	743,509	709,173

Federal Home Loan Bank stock	568,377	471,191

Premises and equipment	323,911	317,205

Accrued interest receivable	165,990	156,244

Real estate and other collateral owned	27,731	36,358

Loan servicing assets	121,735	118,792

Goodwill	172,411	188,826

Other assets	265,746	172,431

Total assets	$32,971,427	$31,819,063

Liabilities

Deposits	$19,605,671	$19,073,975

Federal Home Loan Bank advances	9,636,277	9,226,150

Federal funds purchased and reverse repurchase agreements	262,326	283,297

Other borrowings	284,808	232,277

Advance payments by borrowers for taxes and insurance	60,761	80,309

Accrued interest payable	54,499	95,323

Accrued expenses and other liabilities	610,881	430,032

Total liabilities	30,515,223	29,421,363

Commitments and contingencies	—	—

Shareholders’ Equity

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,684,698 and 212,397,685 shares issued	2,127	2,124

Additional paid-in capital	1,745,232	1,736,726

Retained earnings	786,793	734,510

Less 4,456,293 and 3,140,000 shares of common stock held in treasury at cost	(100,545)	(65,502)

Borrowings of employee investment and stock ownership plan	(1,256)	(3,138)

Accumulated other comprehensive income	23,853	(7,020)

Total shareholders’ equity	2,456,204	2,397,700

Total liabilities and shareholders’ equity	$32,971,427	$31,819,063

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME	Charter One Financial, Inc.

	Year Ended December 31,

(Dollars in thousands, except per share data)	2000	1999	1998

Interest income:

Loans and leases	$1,810,608	$1,683,662	$1,604,243

Mortgage-backed securities:

Available for sale	241,369	214,119	165,628

Held to maturity	120,812	155,141	261,743

Investment securities:

Trading	38	363	—

Available for sale	33,412	36,276	44,656

Held to maturity	1,594	2,453	4,378

Other interest-earning assets	39,255	36,441	49,684

Total interest income	2,247,088	2,128,455	2,130,332

Interest expense:

Deposits	766,109	718,047	766,102

FHLB advances	532,583	432,043	341,211

Other borrowings	45,361	44,261	136,795

Total interest expense	1,344,053	1,194,351	1,244,108

Net interest income	903,035	934,104	886,224

Provision for loan and lease losses	54,205	35,237	31,325

Net interest income after provision for loan and lease losses	848,830	898,867	854,899

Other income:

Retail banking	243,547	197,279	161,308

Mortgage banking	77,914	48,570	62,190

Leasing operations	14,919	10,480	8,189

Net gains (losses)	9,271	(57,047)	30,865

Other	47,220	31,315	10,042

Total other income	392,871	230,597	272,594

Administrative expenses:

Compensation and employee benefits	270,642	275,454	272,137

Net occupancy and equipment	101,893	95,547	93,286

Federal deposit insurance premiums	4,011	8,256	8,315

Merger expenses	29,491	63,526	64,682

Amortization of goodwill	16,180	14,011	13,552

Other administrative expenses	181,738	176,533	213,368

Total administrative expenses	603,955	633,327	665,340

Income before income taxes and extraordinary item	637,746	496,137	462,153

Income taxes	203,784	160,607	156,429

Income before extraordinary item	433,962	335,530	305,724

Extraordinary item, net of tax benefit of $837 and $33,200	—	1,554	61,658

Net income	$433,962	$333,976	$244,066

Basic earnings per share(1):

Income before extraordinary item	$2.03	$1.50	$1.36

Extraordinary item	—	(.01)	(.27)

Net income	$2.03	$1.49	$1.09

Diluted earnings per share(1):

Income before extraordinary item	$2.00	$1.47	$1.32

Extraordinary item	—	(.01)	(.27)

Net income	$2.00	$1.46	$1.05

Average common shares outstanding(1)	213,712,154	223,743,476	224,456,454

Average common and common equivalent shares outstanding(1)	217,591,679	228,738,159	231,488,049

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

See Notes to Consolidated Financial Statements.

32 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 33

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	Charter One Financial, Inc.

						Borrowings
						of Employee
					Accumulated	Investment
		Additional			Other	and Stock
	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Stock	Income	Plan

Balance, January 1, 1998	$2,102	$1,041,336	$1,331,944	$(142,566)	$25,868	$(10,456)

Comprehensive income:

Net income	—	—	244,066	—	—	—

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	19,958	—

Comprehensive income	—	—	244,066	—	19,958	—

5% stock dividend	26	68,746	(163,122)	94,263	—	—

Purchase of 2,052,433 shares of treasury stock	—	—	—	(60,693)	—	—

EISOP loan repayment	—	3,772	—	—	—	5,168

Dividends paid ($.48 per share)(1)	—	—	(100,313)	—	—	—

Issuance of common shares in connection with stock option plans, 2,584,445 shares	2	7,463	(13,699)	30,011	—	—

Other	(63)	167,847	(230,284)	63,660	—	—

Balance, December 31, 1998	2,067	1,289,164	1,068,592	(15,325)	45,826	(5,288)

Comprehensive income:

Net income	—	—	333,976	—	—	—

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	(52,846)	—

Comprehensive income	—	—	333,976	—	(52,846)	—

5% stock dividend	58	126,121	(189,659)	63,254	—	—

Purchase of 6,799,102 shares of treasury stock	—	—	—	(160,381)	—	—

EISOP loan repayment	—	—	—	—	—	2,150

Dividends paid ($.57 per share)(1)	—	—	(134,102)	—	—	—

Issuance of common shares in connection with stock option plans, 2,101,123 shares	13	10,615	(4,384)	17,923	—	—

Other	(14)	310,826	(339,913)	29,027	—	—

Balance, December 31, 1999	2,124	1,736,726	734,510	(65,502)	(7,020)	(3,138)

Comprehensive income:

Net income	—	—	433,962	—	—	—

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	30,873	—

Comprehensive income	—	—	433,962	—	30,873	—

5% stock dividend	—	—	(220,721)	220,505	—	—

Purchase of 12,940,172 shares of treasury stock	—	—	—	(293,763)	—	—

EISOP loan repayment	—	—	—	—	—	1,882

Dividends paid ($.67 per share)(1)	—	—	(144,443)	—	—	—

Issuance of common shares in connection with stock option plans, 2,028,110 shares	3	8,506	(16,515)	38,215	—	—

Balance, December 31, 2000	$2,127	$1,745,232	$786,793	$(100,545)	$23,853	$(1,256)

[Additional columns below]

[Continued from above table, first column(s) repeated]

(Dollars in thousands, except per share data)	Total

Balance, January 1, 1998	$2,248,228

Comprehensive income:

Net income	244,066

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	19,958

Comprehensive income	264,024

5% stock dividend	(87)

Purchase of 2,052,433 shares of treasury stock	(60,693)

EISOP loan repayment	8,940

Dividends paid ($.48 per share)(1)	(100,313)

Issuance of common shares in connection with stock option plans, 2,584,445 shares	23,777

Other	1,160

Balance, December 31, 1998	2,385,036

Comprehensive income:

Net income	333,976

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	(52,846)

Comprehensive income	281,130

5% stock dividend	(226)

Purchase of 6,799,102 shares of treasury stock	(160,381)

EISOP loan repayment	2,150

Dividends paid ($.57 per share)(1)	(134,102)

Issuance of common shares in connection with stock option plans, 2,101,123 shares	24,167

Other	(74)

Balance, December 31, 1999	2,397,700

Comprehensive income:

Net income	433,962

Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	30,873

Comprehensive income	464,835

5% stock dividend	(216)

Purchase of 12,940,172 shares of treasury stock	(293,763)

EISOP loan repayment	1,882

Dividends paid ($.67 per share)(1)	(144,443)

Issuance of common shares in connection with stock option plans, 2,028,110 shares	30,209

Balance, December 31, 2000	$2,456,204

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

See Notes to Consolidated Financial Statements.

33

CONSOLIDATED STATEMENTS OF CASH FLOWS	Charter One Financial, Inc.

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Cash Flows from Operating Activities

Net income	$433,962	$333,976	$244,066

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	54,205	35,237	31,325

Provision for deferred income taxes	170,321	98,449	67,219

Net (gains) losses	(7,167)	61,602	(11,012)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	95,360	59,716	89,588

Origination of loans held for sale	(472,622)	(989,571)	(2,144,603)

Proceeds from sale of loans held for sale	470,584	985,403	1,855,819

Proceeds from (purchases of) investment securities held for trading	13,418	(19,511)	—

Loss on extinguishment of debt	—	2,391	94,858

Other	(195,470)	139,247	(78,176)

Net cash provided by operating activities	562,591	706,939	149,084

Cash Flows from Investing Activities

Net principal disbursed on loans and leases	(5,742,717)	(3,283,758)	(2,560,936)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	400,738	1,026,772	1,739,018

Mortgage-backed securities available for sale	277,562	485,434	590,676

Investment securities held to maturity	9,298	23,423	350

Investment securities available for sale	59,129	236,716	876,453

Proceeds from sale of:

Mortgage-backed securities available for sale	4,020,135	1,641,810	829,774

Investment securities available for sale	25,535	539,163	18,484

Federal Home Loan Bank stock	20,300	26,810	126,806

Loan servicing assets	36,576	—	13,937

Purchases of:

Mortgage-backed securities available for sale	(149,429)	(210,389)	(155,870)

Investment securities available for sale	(10,696)	(711,087)	(382,358)

Loans	(18,809)	(465,773)	(1,714,529)

Federal Home Loan Bank stock	(80,838)	(86,294)	(63,916)

Loan servicing assets, including those originated	(42,857)	(35,757)	(36,767)

Bank owned life insurance	—	(630,000)	(50,000)

Net cash and cash equivalents received in connection with acquisitions	—	133,845	—

Other	(76,125)	(73,737)	(26,246)

Net cash used in investing activities	(1,272,198)	(1,382,822)	(795,124)

Cash Flows from Financing Activities

Net increase (decrease) in short-term borrowings	(1,936,001)	1,347,712	(2,106,883)

Proceeds from long-term borrowings	4,093,770	886,480	6,791,587

Repayments of long-term borrowings	(1,713,980)	(1,014,893)	(4,880,315)

Increase (decrease) in, net of acquisitions:

Deposits	531,304	(306,969)	1,159,265

Advance payments by borrowers for taxes and insurance	(19,548)	5,441	(108,876)

Payment of dividends on common stock	(144,659)	(134,328)	(100,400)

Proceeds from issuance of common stock	30,209	24,093	24,937

Purchase of treasury stock	(293,763)	(160,381)	(60,693)

Other	—	—	(560)

Net cash provided by financing activities	547,332	647,155	718,062

Net increase (decrease) in cash and cash equivalents	(162,275)	(28,728)	72,022

Cash and cash equivalents, beginning of year	693,532	722,260	650,238

Cash and cash equivalents, end of year	$531,257	$693,532	$722,260

See Notes to Consolidated Financial Statements.

34 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The accounting policies of Charter One Financial, Inc. (“Charter One” or the “Company”), a financial holding company, and Charter One Commercial and Charter One Bank, F.S.B. (collectively, the “Bank”), conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking and thrift industry. A summary of the more significant accounting policies follows:

Nature of Operations–Headquartered in Cleveland, Ohio, Charter One is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B, a federally chartered thrift. The Company’s principal line of business is consumer banking which includes retail banking, mortgage banking and other related financial services. Retail banking provides a full range of deposit products, consumer loans, business lending and commercial real estate.

Basis of Presentation–The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 1999 and 1998 have been reclassified to conform to the 2000 presentation.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities–Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss recorded in the Consolidated Statements of Income. Securities classified as available for sale are carried on the Consolidated Statements of Financial Condition at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Securities classified as held to maturity are carried on the Consolidated Statements of Financial Condition at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold. Security sales are recorded on a trade date basis.

Loans–Loans intended for sale are carried at the lower of cost or estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.

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

   A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In general, the Bank considers a loan on income-producing properties to be impaired when the debt service coverage ratio is less than 1.0 and principal recovery is in doubt. Loans on non-income producing properties are considered impaired whenever fair value is less than book value. The Bank performs a review of all loans over $1 million to determine if the impairment criteria have been met. If the impairment criteria have been met, a reserve is calculated according to the provisions of accounting principles generally accepted in the United States of America .

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

NOTES (continued)

Lease Accounting–The Company classifies leases at the inception of the lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” Estimated residual values are reviewed periodically and reduced if necessary.

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

Allowance for Loan and Lease Losses–The allowance for loan and lease losses is maintained at a level management considers to be adequate to absorb probable loan and lease losses inherent in the portfolio. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses. Provisions for loan and lease losses are based on management’s review of the historical loan and lease loss experience, overall growth in the loan and lease portfolios, an analysis of individual credits, and such other factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating potential credit losses.

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

Loan Fees–Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank’s experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

Loan Servicing Assets–The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined by reference to recent trades of comparable servicing assets, or is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 2000 and 1999, virtually all such recorded assets related to residential mortgage loans. Loan servicing assets are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

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

36 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 37

Premises and Equipment–Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.

Real Estate Owned–Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

Goodwill–Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition and is being amortized using the straight-line method over 15 years or less. Management periodically reviews intangible assets for possible impairment if events or circumstances indicate the carrying value of such assets is not recoverable, in which case an impairment loss is recognized through a charge to earnings.

Income Taxes–Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return.

Consolidated Statements of Cash Flows–For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the assets or liabilities hedged.

Stock Split and Dividends–On July 18, 2000, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 2000 to shareholders of record on September 14, 2000. On July 21, 1999, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 1999 to shareholders of record on September 14, 1999. On July 22, 1998, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 1998 to shareholders of record on September 14, 1998.

   On April 22, 1998, the Company declared a 2-for-1 stock split in the form of a stock dividend. The dividend was payable on May 20, 1998 to shareholders of record as of May 6, 1998.

Earnings Per Share–Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect all prior stock dividends and stock splits.

Comprehensive Income–In accordance with SFAS No. 130, “Reporting Comprehensive Income,” reclassification adjustments have been determined for all components of other comprehensive income reported in the Company’s Consolidated Statements of Shareholders’ Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Other comprehensive income (loss), before tax:

Net unrealized holding gain (loss) on securities	$54,580	$(144,501)	$50,978

Reclassification adjustment for (gains) losses included in net income	(7,083)	63,200	(20,273)

Other comprehensive income (loss), before tax	47,497	(81,301)	30,705
Income tax expense (benefit) related to items of other comprehensive

Income	16,624	(28,455)	10,747

Other comprehensive income (loss), net of tax	$30,873	$(52,846)	$19,958

Segments–SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Charter One has one operating segment, consumer banking, which offers a wide array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

New Accounting Standards–In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. This statement was adopted January 1, 2001. The cumulative effect of adoption did not have a material impact on the Company’s financial condition or results of operations.

NOTES (continued)

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

2.	Business Combinations and Asset Acquisitions

The tables below set forth the Company’s business combinations and asset acquisitions during the past three years. There were no business combinations or asset acquisitions in 2000.

Business Combinations

		Assets at	Common	Method
	Date	Date of	Shares	of
(Dollars in thousands)	Completed	Merger	Issued	Accounting

St. Paul Bancorp, Inc.	October 1, 1999	$6,200,000	39,892,023	Pooling

ALBANK Financial Corporation	November 30, 1998	4,200,000	30,479,758	Pooling

CS Financial Corporation	October 16, 1998	393,900	2,131,500	Pooling

Beverly Bancorporation, Inc.	July 1, 1998	705,000	6,144,090	Pooling

Branch Purchases

		Date	Deposits	Loans	Goodwill
(Dollars in thousands)	Branches	Completed	Assumed	Acquired	Recorded

Chittenden Corporation	14	November 5, 1999	$357,500	$84,700	$43,600

The following tables reconcile merger-related charges in each of the last three years between cash, noncash and accrual activity.

	2000

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$256	$20,454	$20,710	$29,227	$10,186

Premises and equipment	1,149	480	1,629	70	503

Professional fees	5,472	—	5,472	34	19

Conversion and other	1,680	—	1,680	971	324

Total cash	8,557	20,934	29,491	30,302	11,032

Non-cash:

Write-off of discontinued assets	—	—	—	—	—

Conversion and other	—	—	—	—	—

Total non-cash	—	—	—	—	—

Total merger-related charges	$8,557	$20,934	$29,491	$30,032	$11,032

	1999

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$23,293	$16,403	$39,696	$(11,411)	$18,959

Premises and equipment	3,757	65	3,822	(3,797)	93

Professional fees	14,872	75	14,947	(3,462)	53

Conversion and other	2,257	—	2,257	(6,504)	1,295

Total cash	44,179	16,543	60,722	(25,174)	20,400

Non-cash:

Write-off of discontinued assets	2,572	—	2,572	—	—

Conversion and other	232	—	232	—	—

Total non-cash	2,804	—	2,804	—	—

Total merger-related charges	$46,983	$16,543	$63,526	$(25,174)	$20,400

	1998

	Period		Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:

Direct severance and termination costs	$4,592	$12,812	$17,404	$(10,785)	$13,967

Premises and equipment	842	3,825	4,667	(4,080)	3,825

Professional fees	11,161	3,440	14,601	—	3,440

Conversion and other	1,157	5,950	7,107	(5,086)	7,799

Total cash	17,752	26,027	43,779	(19,951)	29,031

Non-cash:

Write-off of discontinued assets	18,196	—	18,196	—	—

Conversion and other	2,707	—	2,707	—	—

Total non-cash	20,903	—	20,903	—	—

Total merger-related charges	$38,655	$26,027	$64,682	$(19,951)	$29,031

38 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 39

3.	Investment Securities

Investment securities at December 31, 2000, 1999 and 1998, are as follows:

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale

U.S. Treasury and agency securities	$334,065	$252	$417	$333,900

Corporate notes and commercial paper	75,436	1	9,905	65,532

Other	26,607	709	47	27,269

Total investment securities available for sale	436,108	962	10,369	426,701

Held to Maturity

U.S. Treasury and agency securities	15,000	3	—	15,003

Corporate notes and commercial paper	—	—	—	—

Other	7,514	160	6	7,668

Total investment securities held to maturity	22,514	163	6	22,671

Total	$458,622	$1,125	$10,375	$449,372

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Trading

Other	$13,380	$—	$—	$13,380

Total investment securities held for trading	13,380	—	—	13,380

Available for Sale

U.S. Treasury and agency securities	342,570	5,479	8,362	339,687

Corporate notes and commercial paper	90,920	85	2,637	88,368

Other	50,375	5,166	901	54,640

Total investment securities available for sale	483,865	10,730	11,900	482,695

Held to Maturity

U.S. Treasury and agency securities	17,058	—	292	16,766

Corporate notes and commercial paper	15,659	—	1,324	14,335

Other	13,289	75	55	13,309

Total investment securities held to maturity	46,006	75	1,671	44,410

Total	$543,251	$10,805	$13,571	$540,485

	December 31, 1998

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale

U.S. Treasury and agency securities	$309,323	$8,505	$34	$317,794

Corporate notes and commercial paper	136,186	2,378	11	138,553

Other	109,978	11,013	481	120,510

Total investment securities available for sale	555,487	21,896	526	576,857

Held to Maturity

U.S. Treasury and agency securities	38,000	264	—	38,264

Corporate notes and commercial paper	—	—	—	—

Other	14,215	380	1	14,594

Total investment securities held to maturity	52,215	644	1	52,858

Total	$607,702	$22,540	$527	$629,715

The Company did not have any investment securities held for trading at December 31, 2000. The weighted average interest rate on investment securities was 7.40%, 7.26%, and 5.80% at December 31, 2000, 1999, and 1998, respectively.

Investment securities by contractual maturity, repricing or expected call date are shown below:

	December 31, 2000

			Weighted
	Amortized	Fair	Average
(Dollars in thousands)	Cost	Value	Rate

Due in one year or less	$333,879	$333,533	7.25%

Due after one year through five years	20,716	20,852	5.98

Due after five years through ten years	3,776	3,876	5.29

Due after ten years	100,251	91,111	8.31

Total	$458,622	$449,372	7.40%

Gains on sales were $11.2 million, $5.3 million and $662,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Losses on sales were $9.8 million for the year ended December 31, 1999. No losses on sales were realized during the years ended December 31, 2000 and 1998, respectively.

NOTES (continued)

4.	Mortgage-Backed Securities

Mortgage-backed securities at December 31, 2000, 1999 and 1998 are as follows:

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale:

Participation certificates:

Government agency issues:

FNMA	$2,951,192	$38,500	$3,840	$2,985,852

FHLMC	59,150	480	119	59,511

GNMA	2,027	182	—	2,209

Collateralized mortgage obligations:

Government agency issues:

FNMA	222,957	2,942	152	225,747

FHLMC	290,741	2,028	537	292,232

GNMA	6,048	—	33	6,015

Private issues	507,395	9,840	1,605	515,630

Total mortgage-backed securities available for sale	4,039,510	53,972	6,286	4,087,196

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	433,533	7,361	261	440,633

FHLMC	154,502	3,658	44	158,116

GNMA	84,603	1,581	3	86,181

Private issues	128,407	518	1,787	127,138

Collateralized mortgage obligations:

Government agency issues:

FNMA	202,283	7,565	271	209,577

FHLMC	66,292	1,574	168	67,698

Private issues	436,555	7,351	1,724	442,182

Total mortgage-backed securities held to maturity	1,506,175	29,608	4,258	1,531,525

Total	$5,545,685	$83,580	$10,544	$5,618,721

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale

Participation certificates:

Government agency issues:

FNMA	$3,046,980	$4,419	$28,171	$3,023,228

FHLMC	95,736	182	884	95,034

GNMA	2,412	196	—	2,608

Collateralized mortgage obligations:

Government agency issues:

FNMA	225,961	7,062	117	232,906

FHLMC	296,538	7,953	473	304,018

GNMA	7,624	—	275	7,349

Private issues	525,345	8,702	6,056	527,991

Total mortgage-backed securities available for sale	4,200,596	28,514	35,976	4,193,134

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	549,866	1,052	6,077	544,841

FHLMC	196,704	2,305	686	198,323

GNMA	101,468	1,502	365	102,605

Private issues	162,485	545	4,315	158,715

Collateralized mortgage obligations:

Government agency issues:

FNMA	221,934	9,453	1,251	230,136

FHLMC	82,838	2,328	656	84,510

Private issues	591,951	3,436	5,204	590,183

Total mortgage-backed securities held to maturity	1,907,246	20,621	18,554	1,909,313

Total	$6,107,842	$49,135	$54,530	$6,102,447

	December 31, 1998

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale

Participation certificates:

Government agency issues:

FNMA	$1,255,918	$28,925	$1,492	$1,283,351

FHLMC	188,003	2,255	769	189,489

GNMA	3,047	280	—	3,327

Private issues	33,115	163	968	32,310

Collateralized mortgage obligations:

Government agency issues:

FNMA	250,039	6,757	3	256,793

FHLMC	355,502	6,191	55	361,638

GNMA	9,332	42	—	9,374

Private issues	488,678	12,245	450	500,473

Total mortgage-backed securities available for sale	2,583,634	56,858	3,737	2,636,755

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	757,670	14,478	608	771,540

FHLMC	285,131	8,719	20	293,830

GNMA	132,066	2,887	1	134,952

Private issues	431,769	6,419	4,000	434,188

Collateralized mortgage obligations:

Government agency issues:

FNMA	263,574	11,125	219	274,480

FHLMC	128,444	3,886	61	132,269

Private issues	934,877	11,098	2,592	943,383

Total mortgage-backed securities held to maturity	2,933,531	58,612	7,501	2,984,642

Total	$5,517,165	$115,470	$11,238	$5,621,397

Sales of mortgage-backed securities resulted in gains of $19.7 million in 2000, $12.4 million in 1999 and $19.7 million in 1998. Losses on sales were $23.9 million in 2000, $71.1 million in 1999 and $89,000 in 1998.

40 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 41

5. Loans and Leases

Loans and leases consist of the following:

	December 31,

	2000		1999		1998

		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total

Real estate mortgage loans:

Permanent:

One-to-four family	$10,413,005	43.5%	$11,365,545	51.1%	$13,311,870	60.6%

Multifamily	1,064,796	4.4	1,224,348	5.5	1,027,320	4.7

Commercial	769,589	3.2	624,517	2.8	663,448	3.0

Total permanent	12,247,390	51.1	13,214,410	59.4	15,002,638	68.3

Construction:

One-to-four family	611,317	2.6	486,512	2.2	453,762	2.1

Multifamily	90,129	.4	75,171	.3	45,064	.2

Commercial	163,544	.6	92,993	.4	73,641	.3

Total construction	864,990	3.6	654,676	2.9	572,467	2.6

Total real estate mortgage loans	13,112,380	54.7	13,869,086	62.3	15,575,105	70.9

Retail consumer loans	4,583,770	19.1	3,745,633	16.8	2,841,225	12.9

Automobile loans	3,046,038	12.7	2,413,531	10.8	2,011,968	9.2

Consumer finance	974,852	4.1	700,259	3.2	443,301	2.0

Leases	1,778,021	7.4	1,137,895	5.1	734,152	3.3

Corporate banking loans	802,379	3.4	679,397	3.0	575,042	2.6

Total loans and leases held for investment	24,297,440	101.4	22,545,801	101.2	22,180,793	100.9

Less:

Loans in process	345,341	1.4	259,680	1.2	163,277	.8

Unamortized net premiums	(6,763)	—	(7,430)	—	(14,282)	(.1)

Allowance for loan and lease losses	189,616	.8	186,400	.8	184,989	.8

Net deferred loan costs	(83,388)	(.4)	(91,133)	(.4)	(66,927)	(.3)

Dealer reserve	(97,538)	(.4)	(78,578)	(.4)	(65,214)	(.3)

Total net items	347,268	1.4	268,939	1.2	201,843	.9

Loans and leases held for investment, net	$23,950,172	100.0%	$22,276,862	100.0%	$21,978,950	100.0%

Loans held for sale	$58,002		$35,988		$240,461

Loan servicing portfolio	$10,379,644		$10,798,563		$9,916,922

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31,

	1997		1996

		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total

Real estate mortgage loans:

Permanent:

One-to-four family	$12,471,500	65.1%	$10,527,582	65.9%

Multifamily	1,203,277	6.3	1,326,992	8.3

Commercial	627,816	3.3	666,555	4.2

Total permanent	14,302,593	74.7	12,521,129	78.4

Construction:

One-to-four family	342,915	1.7	284,274	1.8

Multifamily	36,234	.2	14,517	.1

Commercial	48,716	.3	46,982	.3

Total construction	427,865	2.2	345,773	2.2

Total real estate mortgage loans	14,730,458	76.9	12,866,902	80.6

Retail consumer loans	1,943,287	10.1	1,610,148	10.1

Automobile loans	1,624,612	8.5	1,098,099	6.9

Consumer finance	127,420	.7	—	—

Leases	439,004	2.3	251,133	1.6

Corporate banking loans	512,595	2.7	401,025	2.5

Total loans and leases held for investment	19,377,376	101.2	16,227,307	101.7

Less:

Loans in process	143,750	.8	154,132	1.0

Unamortized net premiums	(5,292)	—	(1,159)	—

Allowance for loan and lease losses	181,554	.9	158,211	1.0

Net deferred loan costs	(35,368)	(.2)	(12,538)	(.1)

Dealer reserve	(55,613)	(.3)	(36,079)	(.2)

Total net items	229,031	1.2	262,567	1.7

Loans and leases held for investment, net	$19,148,345	100.0%	$15,964,740	100.0%

Loans held for sale	$361,175		$165,326

Loan servicing portfolio	$10,140,387		$11,901,443

As of December 31, 2000, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank’s total loans and leases that is not included as a loan or lease category in the table above.

   The following table reflects the principal payments contractually due (assuming no prepayments) on the Bank’s construction portfolio, net of loans in process, and corporate banking loan portfolio at December 31, 2000. Management expects prepayments will cause actual maturities to be shorter.

	Principal Payments Contractually Due
	in the Year(s)
	Ended December 31,

			2006 and
(Dollars in thousands)	2001	2002-2005	Thereafter	Total

Construction loans	$431,955	$150,265	$5,724	$587,944

Corporate banking loans	261,299	320,934	220,146	802,379

Total(1)	$693,254	$471,199	$225,870	$1,390,323

(1)	Of the $697.1 million of loans due after December 31, 2001, 59% are fixed rate and 41% are adjustable rate.

The Company normally has outstanding a number of commitments to extend credit. At December 31, 2000, there were outstanding commitments to originate $1.4 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

   At December 31, 2000, there were also outstanding unfunded consumer lines of credit of $3.1 billion and corporate banking lines of credit of $228.0 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $98.0 million as of December 31, 2000.

   The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation (“ICX”). The equipment leased by ICX is for commercial and industrial use only, with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated from a credit perspective using the same underwriting standards and procedures as for a borrower. A lessee is expected to be able to make the rental payments based on its business’ cash flow and the strength of its balance sheet. Leases are usually not evaluated as collateral-based transactions and, therefore, the lessee’s overall financial strength is the most important credit evaluation factor.

NOTES (continued)

A summary of the investment in leases, before the allowance for lease losses, is as follows:

	December 31,

(Dollars in thousands)	2000	1999

Direct financing leases	$1,186,961	$813,997

Sales-type leases	54,369	82,332

Leveraged leases	536,691	241,566

Total lease financings	$1,778,021	$1,137,895

The components of the investment in lease financings, before the allowance for lease losses, are as follows:

	December 31,

(Dollars in thousands)	2000	1999

Total future minimum lease rentals	$1,400,651	$890,612

Estimated residual value of leased equipment	972,822	590,226

Initial direct costs	10,768	8,068

Less unearned income on minimum lease rentals and estimated residual value of leased equipment	606,220	351,011

Total lease financings	$1,778,021	$1,137,895

At December 31, 2000, future minimum lease rentals on direct financing, sales type and leveraged leases are as follows: $227.5 million in 2001; $204.3 million in 2002; $169.3 million in 2003; $131.6 million in 2004; $100.9 million in 2005; and $567.1 million thereafter.

Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are as follows:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Balance, beginning of year	$186,400	$184,989	$181,554

Provision	54,205	35,237	31,325

Acquired through acquisition	—	3,603	—

Amounts charged off	(60,331)	(45,484)	(38,056)

Recoveries	9,342	8,055	10,166

Balance, end of year	$189,616	$186,400	$184,989

The total investment in impaired loans was $23.0 million and $18.3 million at December 31, 2000 and 1999, respectively. These loans were subject to allowances for loan and lease losses of $12.9 million and $1.2 million as of December 31, 2000 and 1999, respectively.

The average recorded investment in impaired loans was $21.3 million, $17.6 million, and $27.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. Interest income recognized was $561,000, $1.4 million and $1.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. The interest income potential based upon the original terms of the contracts for these impaired loans was $2.1 million, $1.8 million, and $2.2 million for 2000, 1999 and 1998, respectively.

6.  Deposits

Deposits consist of the following:

	December 31,

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Checking accounts:

Interest-bearing	$2,547,726	2.68%	$2,066,453	2.05%	$1,608,677	1.17%

Noninterest-bearing	1,394,186	—	1,263,290	—	1,258,959	—

Money market and savings accounts	5,486,158	3.30	5,235,562	2.70	5,400,019	2.80

Certificates of deposit	10,177,601	5.99	10,508,670	5.31	10,756,045	5.58

Total deposits, net	$19,605,671	4.38	$19,073,975	3.89	$19,023,700	4.05

Including the effect of interest rate swaps		4.35%		3.79%		3.98%

A summary of all certificates of deposit by maturity follows:

(Dollars in thousands)	December 31, 2000

Within 12 months	$8,815,995

Over 12 months to 24 months	605,889

Over 24 months to 36 months	204,913

Over 36 months to 48 months	191,778

Over 48 months to 60 months	172,809

Over 60 months	186,217

Total	$10,177,601

A summary of certificates of deposit and other deposits with balances of $100,000 or more by maturity is as follows:

(Dollars in thousands)	December 31, 2000

Three months or less	$420,326

Over three months to six months	569,445

Over six months to twelve months	664,657

Over twelve months	157,835

Total	$1,812,263

Investment securities and mortgage-backed securities with a book value of $592.1 million, $544.4 million and $338.4 million at December 31, 2000, 1999, and 1998, respectively, are pledged to secure public deposits and for other purposes required or permitted by law.

42 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 43

7.  Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances at December 31, 2000, are secured by the Company’s investment in the stock of the FHLB, as well as certain real estate loans aggregating $13.1 billion and mortgage-backed securities aggregating $1.9 billion. FHLB advances are comprised of the following:

	December 31,

	2000		1999

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Fixed-rate advances	$9,011,799	5.81%	$8,502,941	5.24%

Variable-rate advances	624,478	6.59	723,209	6.24

Total advances, net	$9,636,277	5.86%	$9,226,150	5.32%

Scheduled repayments of FHLB advances are as follows:

	December 31, 2000

	Fixed-Rate Advances		Variable-Rate Advances

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Maturing in:

2001	$3,210,248	6.05%	$200,000	6.76%

2002	250,000	4.80	14,873	6.73

2003	525,000	4.89	—	—

2004	100,000	5.34	—	—

2005	2,000,200	6.44	—	—

Thereafter	2,926,351	5.40	409,605	6.51

Total FHLB advances, net	$9,011,799	5.81%	$624,478	6.59%

At December 31, 2000, certain fixed-rate agreements are convertible to LIBOR at the counterparty’s option beginning in 2001. If the counterparty exercises its option, the Company can prepay the advance in full or part on the effective conversion date or on the quarterly repricing date.

8.	Federal Funds Purchased and Reverse Repurchase Agreements

The Company enters into federal funds purchased and reverse repurchase agreements. The agreements to repurchase assets correspond with sales of the Company’s securities which are treated as financings for financial statement purposes. The securities subject to repurchase agreements were delivered to the FHLB or brokers arranging the transactions who hold the collateral until maturity of the agreements.

Federal funds purchased and reverse repurchase agreements consist of the following:

	December 31,

	2000		1999

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within 30 days	$262,326	5.64%	$43,297	4.66%

30 days to within 90 days	—	—	240,000	5.75

Total	$262,326	5.64%	$283,297	5.58%

At December 31, 2000, there were no amounts at risk with any counterparties exceeding 10% of shareholders’ equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

9.  Other Borrowings

Other borrowings consist of the following:

	December 31,

(Dollars in thousands)	2000	1999

Senior notes, due February 15, 2004, interest payable at 7.125% (net of unamortized discount of $.8 million in 2000 and $1.1 million in 1999)	$94,284	$94,322

Zero coupon bonds of $156 million at December 31, 2000 and 1999, due February 2005, with yield to maturity of 11.37%	98,028	87,624

Installment obligations without recourse	73,660	30,868

Variable-rate bonds, due December 1, 2015 interest payable semi-annually at 4.75% with a ceiling of 9.50%	10,000	10,000

Mortgage loan sale agreement	5,381	5,790

Other	3,455	3,673

Total	$284,808	$232,277

The zero coupon bonds are collateralized by mortgage-backed securities with a book value of $186.9 million and $176.1 million at December 31, 2000 and 1999, respectively.

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

NOTES (continued)

Information on the swaps, by maturity date, is as follows:

	December 31, 2000

	Notional	Receiving		Paying
	Principal	Interest		Interest
(Dollars in thousands)	Amount	Rate		Rate

Fixed Payment and Variable Receipt

2002	$25,000	6.94	%(1)	6.44%

Variable Payment and Fixed Receipt

2001	$420,000	6.38%		6.73%

2002	155,000	7.03		6.73

2003	120,000	6.14		6.68

2004	478,000	6.84		6.75

2005	445,000	7.89		6.68

2006	70,000	7.07		6.59

2007	10,000	7.25		6.71

2009	65,000	7.32		6.53

2010	10,000	7.50		6.65

Total	$1,773,000	7.00%		6.71	%(1)

	December 31, 1999

	Notional	Receiving		Paying
	Principal	Interest		Interest
(Dollars in thousands)	Amount	Rate		Rate

Fixed Payment and Variable Receipt

2002	$25,000	5.58	%(1)	6.44%

Variable Payment and Fixed Receipt

2000	$40,000	5.55%		6.16%

2001	420,000	6.38		6.14

2002	—	—		—

2003	120,000	6.14		6.14

2004	580,000	7.01		6.15

2005	25,000	7.00		5.87

2006	40,000	7.00		6.37

2007	—	—		—

2009	65,000	7.32		6.16

2010	—	—		—

Total	$1,290,000	6.69%		6.15	%(1)

(1)	Rates are based on LIBOR.

The Company is exposed to credit loss in the event of nonperformance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.

   The net benefit of interest rate risk management instruments included in interest expense is as follows:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Interest (income) expense:

Deposits	$(8,879)	$(9,886)	$(7,699)

FHLB advances	—	86	214

Federal funds purchased and reverse repurchase agreements	—	(236)	(274)

Mortgage loans	—	273	59

Total	$(8,879)	$(9,763)	$(7,700)

11.  Income Taxes

The provision for income taxes consists of the following components:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Current	$33,463	$62,158	$89,210

Deferred	170,321	98,449	67,219

Total	$203,784	$160,607	$156,429

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended December 31,

	2000		1999		1998

(Dollars in thousands)	Dollars	Rate	Dollars	Rate	Dollars	Rate

Tax at statutory rate	$223,211	35.0%	$173,648	35.0%	$161,754	35.0%

Decrease due to:

Bank owned life insurance	(13,429)	(2.1)	(9,191)	(1.9)	(831)	(0.2)

Change in valuation allowance for deferred tax assets	—	—	—	—	(1,558)	(0.4)

Other	(5,998)	(0.9)	(3,850)	(0.7)	(2,936)	(0.6)

Income tax provision	$203,784	32.0%	$160,607	32.4%	$156,429	33.8%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Deferred tax assets:

Book allowance for loan losses	$62,581	$61,847	$64,390

Accrued and deferred compensation	3,267	3,176	11,984

Net unrealized loss on securities	—	3,774	—

Alternative minimum tax credit	53,728	22,850	12,360

Other	53,170	51,317	30,085

Total deferred tax assets	172,746	142,964	118,819

Deferred tax liabilities:

Leasing activities, net	386,053	225,459	128,840

FHLB stock dividends	45,307	32,709	24,221

Deferred loan costs	29,136	33,656	17,742

Tax allowance for loan losses	3,640	5,081	6,610

Net unrealized gain on securities	12,825	—	21,524

Other	44,346	7,700	8,372

Total deferred tax liabilities	521,307	304,605	207,309

Net deferred tax liability	$(348,561)	$(161,641)	$(88,490)

In 2000 and 1999, Charter One recaptured excess bad debt reserves of $4.1 million and $4.3 million, respectively, resulting in payments of $1.4 million and $1.5 million which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a “bank”. Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $297 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

12.  Regulatory Matters

Federal Reserve Board (“FRB”) regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $54.9 million and $92.2 million at December 31, 2000 and 1999, respectively.

  The Bank may not declare or pay cash dividends on its shares of common stock if the payment would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 2000, approximately $68.4 million of the Company’s retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.

44 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 45

   As a financial holding company, Charter One is subject to regulation by the FRB under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision (“OTS”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

	December 31, 2000

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:

Total capital to risk-weighted assets	$2,448,962	10.29%	$1,904,468	*8.00%	$2,380,585	*10.00%

Tier 1 capital to risk-weighted assets	2,259,030	9.49	952,234	*4.00	1,428,351	*6.00

Tier 1 capital to average assets	2,259,030	6.89	1,310,915	*4.00	1,638,643	*5.00

Charter One Commercial:

Total capital to risk-weighted assets	30,213	30.56	7,910	*8.00	9,887	*10.00

Tier 1 capital to risk-weighted assets	30,213	30.56	3,955	*4.00	5,932	*6.00

Tier 1 capital to average assets	30,213	8.67	13,941	*4.00	17,427	*5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,376,443	10.23	1,858,583	*8.00	2,323,229	*10.00

Tier 1 capital to risk-weighted assets	1,673,360	7.20	N/A	N/A	1,393,938	*6.00

Core capital to adjusted tangible assets	1,687,568	5.15	1,310,207	*4.00	1,637,759	*5.00

Tangible capital to tangible assets	1,687,300	5.15	491,324	*1.50	N/A	N/A

	December 31, 1999

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:

Total capital to risk-weighted assets	$2,404,336	11.16%	$1,722,825	*8.00%	$2,153,532	*10.00%

Tier 1 capital to risk-weighted assets	2,213,534	10.28	861,413	*4.00	1,292,119	*6.00

Tier 1 capital to average assets	2,213,534	7.05	1,255,645	*4.00	1,569,567	*5.00

Charter One Commercial:

Total capital to risk-weighted assets	41,337	40.92	8,081	*8.00	10,101	*10.00

Tier 1 capital to risk-weighted assets	41,337	40.92	4,040	*4.00	6,061	*6.00

Tier 1 capital to average assets	41,337	13.66	12,104	*4.00	15,129	*5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,115,163	10.00	1,691,462	*8.00	2,114,327	*10.00

Tier 1 capital to risk-weighted assets	1,605,506	7.59	N/A	N/A	1,268,596	*6.00

Core capital to adjusted tangible assets	1,619,927	5.10	1,270,858	*4.00	1,588,572	*5.00

Tangible capital to tangible assets	1,618,856	5.10	476,566	*1.50	N/A	N/A

* Greater than or equal to

As of December 31, 1999, the most recent notification from the OTS categorized Charter One Bank, F.S.B. as “well capitalized” under the regulatory framework for Prompt Corrective Action. As of December 31, 1999, the most recent notification from the FRB categorized Charter One as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, Charter One and Charter One Bank, F.S.B. must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table above. There are no conditions or events since that notification that have changed Charter One’s or Charter One Bank, F.S.B.’s respective category. Charter One Commercial’s capital ratios exceed the minimum required to be well-capitalized. Management does not know of any reasons why Charter One Commercial would not be considered well capitalized; however, as of December 31, 2000, Charter One Commercial had not received a classification from its respective regulator.

   Management believes that, as of December 31, 2000, Charter One, Charter One Commercial and Charter One Bank, F.S.B., individually met all capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated, could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

NOTES (continued)

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

14.  Stock Option Plans

At December 31, 2000, the Company has several stock option plans under which 16.1 million shares of common stock are reserved for grant to officers, key employees and directors. The plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the “Committee”). The options expire no later than 10 years from the grant date. The Company applies Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
(Dollars in thousands,
except per share data)	2000	1999	1998

Net income:

As reported	$433,962	$333,976	$244,066

Pro forma	409,818	310,549	224,738

Basic earnings per share:

As reported	2.03	1.49	1.09

Pro forma	1.92	1.39	1.00

Diluted earnings per share:

As reported	2.00	1.46	1.05

Pro forma	1.88	1.36	.97

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998:

	Year Ended December 31,

	2000	1999	1998

Dividend yield	2.00%	2.00%	2.00%

Volatility	43.00- 45.41%	32.66- 33.65%	30.91- 33.31%

Risk-free interest rate	5.20-6.78%	4.91-6.49%	4.63-5.73%

Life of grant	7 years	7 years	7 years

The estimated weighted-average grant-date fair value (based on the above option-pricing model and assumptions) for options granted in 2000, 1999, and 1998 was $8.45, $9.84, and $10.05, respectively.

   The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 2000 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect all prior stock dividends and stock splits.

		Exercise Price
	Number
	of Shares	Per Share	Total

Outstanding at January 1, 1998	16,033,733	$1.23-$27.10	$160,893,595

Granted	4,693,348	22.07-29.21	112,374,487

Exercised	(2,713,667)	1.23-19.59	(15,204,727)

Forfeited	(306,447)	1.39-24.50	(5,498,453)

Outstanding at December 31, 1998	17,706,967	2.24-29.21	252,564,902

Granted	3,665,733	17.89-28.89	92,334,802

Exercised	(2,206,179)	2.67-19.59	(20,484,591)

Forfeited	(350,221)	17.28-28.03	(8,524,325)

Outstanding at December 31, 1999	18,816,300	2.24-29.21	315,890,788

Granted	3,993,579	17.83-26.72	72,624,920

Exercised	(2,139,497)	2.24-24.48	(24,237,215)

Forfeited	(769,471)	3.24-25.45	(16,841,781)

Outstanding at December 31, 2000	19,900,911	$2.66-$29.21	$347,436,712

Exercisable at December 31, 2000	9,869,561	$2.66-$28.34	$122,563,723

Shares available for future grants at December 31, 2000	16,131,050

46 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 47

As of December 31, 2000, the weighted-average exercise price for options outstanding was $17.46 with a weighted average remaining contractual life of 6.4 years. Options exercisable at December 31, 2000 have a weighted-average exercise price of $12.34.

   The Committee may also award restricted shares of common stock and performance units to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 2000, no awards of restricted shares of common stock or performance units had been made.

15.  Fair Value of Financial Instruments

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
Loans and Leases–The fair value is estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.
Federal Home Loan Bank Stock–The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the FHLB are executed at par.
Loan Servicing Assets–The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustments for market and credit risks.
Deposits–The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for advances of similar remaining maturities.
Federal Home Loan Bank Advances, Federal Funds Purchased and Reverse Repurchase Agreements and Other Borrowings– Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings and capital securities.
Interest Rate Risk Management Instruments–The fair value is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration.
Forward Commitments–Quoted market prices are utilized to determine fair value disclosures when such prices are available.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	December 31, 2000		December 31, 1999

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:

Cash and cash equivalents	$531,257	$531,257	$693,532	$693,532

Investment securities	449,215	449,372	542,081	540,485

Mortgage-backed securities	5,593,371	5,618,721	6,100,380	6,102,447

Loans and leases	24,008,174	23,953,841	22,312,850	21,941,497

Federal Home Loan Bank stock	568,377	568,377	471,191	471,191

Accrued interest receivable	165,990	165,990	156,244	156,244

Loan servicing assets	121,735	138,327	118,792	146,649

Liabilities:

Deposits:

Checking, money market and savings accounts	9,428,070	9,428,070	8,565,305	8,565,305

Certificates of deposit	10,177,601	10,213,966	10,508,670	10,430,126

Federal Home Loan Bank advances	9,636,277	9,582,491	9,226,150	9,096,550

Federal funds purchased and reverse repurchase agreements	262,326	262,326	283,297	283,370

Other borrowings	284,808	322,212	232,277	241,798

Advance payments by borrowers for taxes and insurance	60,761	60,761	80,309	80,309

Accrued interest payable	54,499	54,499	95,323	95,323

Off-Balance-Sheet Items:

Interest rate risk management instruments		21,851		(2,925)

Forward commitments to purchase/sell/originate loans or mortgage-backed securities		843		(17,521)

NOTES (continued)

16.  Statements of Cash Flows Supplemental Disclosure

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Supplemental disclosures of cash flow information:

Cash paid during the year for:

Interest on deposits and borrowings	$1,384,485	$1,170,144	$1,238,938

Income taxes	31,296	65,445	59,712

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	3,991,087	3,606,946	1,875,449

17.  Parent Company Financial Information

The summarized financial statements of Charter One (parent company only) as of December 31, 2000 and 1999 and for the three years ended December 31, 2000 are as follows:

Statements of Financial Condition

	December 31,

(Dollars in thousands)	2000	1999

Assets:

Deposits with subsidiary	$81,655	$10

Cash equivalents	131	102

Investment in subsidiary, at equity	1,941,579	2,500,241

Securities and other	530,770	53

Total assets	$2,554,135	$2,500,406

Liabilities:

Other borrowings	$94,284	$94,322

Accrued expenses and other liabilities	3,647	8,384

Total liabilities	97,931	102,706

Shareholders’ equity:

Common stock and additional paid-in capital	1,747,359	1,738,850

Retained earnings	786,793	734,510

Treasury stock, at cost	(100,545)	(65,502)

Borrowings of employee investment and stock ownership plan	(1,256)	(3,138)

Accumulated other comprehensive income	23,853	(7,020)

Total shareholders’ equity	2,456,204	2,397,700

Total liabilities and shareholders’ equity	$2,554,135	$2,500,406

Statements of Income

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Income:

Dividends from subsidiary	$1,022,400	$145,000	$180,000

Interest and dividends on securities	17,914	1,347	2,028

Other income	1,238	982	—

Total income	1,041,552	147,329	182,028

Expenses:

Interest expense	7,022	1,766	—

Administrative expenses	5,663	7,787	4,708

Total expenses	12,685	9,553	4,708

Income before undistributed net earnings of subsidiary	1,028,867	137,776	177,320

Equity in undistributed net earnings (loss) of subsidiary	(594,905)	196,200	71,679

Income before extraordinary item	433,962	333,976	248,999

Extraordinary item, net of tax benefit	—	—	4,933

Net income	$433,962	$333,976	$244,066

Statements of Cash Flows

	Year Ended December 31,

(Dollars in thousands)	2000	1999	1998

Cash flows from operating activities:

Net income	$433,962	$333,976	$244,066

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed net (earnings) loss of subsidiary	594,905	(196,200)	(71,679)

Other	(35,980)	54,621	(86,189)

Net cash provided by operating activities	992,887	192,397	86,198

Cash flows from investing activities:

Payments for investments in and advances to subsidiaries	(530,000)	—	—

Repayment of investments in and advances to subsidiaries	27,000	—	—

Maturity of securities	—	1,000	—

Net cash provided by (used in) investing activities	(503,000)	1,000	—

Cash flows from financing activities:

Proceeds from long-term borrowings	—	95,104	50,000

Proceeds from issuance of common stock	30,209	24,093	24,937

Payment of dividends on common stock	(144,659)	(134,328)	(100,400)

Net purchases of treasury stock	(293,763)	(160,381)	(60,693)

Net cash used in financing activities	(408,213)	(175,512)	(86,156)

Increase in deposits with subsidiary and cash equivalents	$81,674	$17,885	$42

48 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 49

18.  Earnings Per Share

	Year Ended December 31,
(Dollars in thousands,
except per share data)	2000	1999	1998

Basic earnings per share:

Income before extraordinary item	$433,962	$335,530	$305,724

Average common shares outstanding	213,712,154	223,743,476	224,456,454

Basic earnings per share before extraordinary item	$2.03	$1.50	$1.36

Diluted earnings per share:

Income before extraordinary item	$433,962	$335,530	$305,724

Average common shares outstanding	213,712,154	223,743,476	224,456,454
Add common stock equivalents for shares issuable under

stock option plans	3,879,525	4,994,683	7,031,595

Average common and common equivalent shares outstanding	217,591,679	228,738,159	231,488,049

Diluted earnings per share before extraordinary item	$2.00	$1.47	$1.32

19.  Subsequent Event

On January 23, 2001, Charter One and Alliance Bancorp (“Alliance”), the holding company of Liberty Federal Bank in Hinsdale, Illinois, announced that they executed a definitive agreement for Charter One to acquire Alliance. At December 31, 2000, Alliance had assets of $2.0 billion, deposits of $1.3 billion and operated 19 branch offices in the metropolitan Chicago area. The agreement provides for common shareholders of Alliance to receive $5.25 in cash and 0.72 shares of Charter One common stock for each Alliance share. It is expected that approximately 6.7 million shares of Charter One common stock will be issued in conjunction with the merger. It is also expected that all outstanding Alliance options will be exchanged for the equivalent Charter One options. This results in an initial transaction value of approximately $245 million. The merger, which will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase, is expected to close early in the third quarter of 2001. The transaction has been approved by the Boards of Directors of both companies and is subject to approval by the OTS, the FRB, and Alliance’s shareholders.

INDEPENDENT AUDITORS’ REPORT

[Deloitte & Touche Logo]

To the Shareholders
and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Charter One Financial, Inc. and St. Paul Bancorp, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, shareholders’ equity, and cash flows of St. Paul Bancorp, Inc. for the year ended December 31, 1998, which statements reflect net income of $28.7 million for the year ended December 31, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for St. Paul Bancorp, Inc. for 1998, is based solely on the report of such other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Charter One Financial, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 23, 2001

FORM 10-K

This Annual Report includes the materials required in our Form 10-K filed with the SEC. The integration of the two documents gives our shareholders and other interested parties timely, efficient and comprehensive information on our financial condition and results of operations for the year ended December 31, 2000. Portions of this Annual Report are not required by the Form 10-K report and are not filed as part of the Company’s Form 10-K filed with the SEC. Only those portions of this Annual Report referenced in the cross-reference index are incorporated in the Form 10-K filed with the SEC. The report has not been approved or disapproved by the SEC, nor has the SEC passed upon its accuracy or adequacy.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.
OR

  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to         .

Commission file number 001-15495

CHARTER ONE FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1567092 (I.R.S. Employer Identification No.)

1215 Superior Avenue, Cleveland, Ohio (Address of principal executive offices)	44114 (Zip Code)

(Registrant’s telephone number, including area code): (216) 566-5300

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value), including related preferred stock purchase rights (Title of Each Class)	New York Stock Exchange (Name of Each Exchange on which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 23, 2001 was $5,577,885,934. For this purpose, the following holders are considered affiliates: directors and executive officers of Charter One Financial, Inc. The number of shares outstanding of the registrant’s sole class of common stock as of February 23, 2001 was 208,533,867.

Portions of the registrant’s proxy statement for the April 18, 2001 Annual Meeting of Shareholders are incorporated by reference in Part III.

50 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 51

Form 10-K Cross Reference Index

Item
Number		Pages

Part I

Item 1 —	Business	51-52

Item 2 —	Properties	52-53

Item 3 —	Legal Proceedings	53
Item 4 —	Submission of Matters to a Vote of Security Holders — Not Applicable

Part II

Item 5 —	Market for Registrant’s Common Equity and Related Shareholder Matters	28-29

Item 6 —	Selected Financial Data	18-19

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

Item 7A —	Quantitative and Qualitative Disclosure About Market Risk	27-28

Item 8 —	Financial Statements and Supplementary Data	31-49
Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures — Not Applicable

Part III
Item 10 —	Directors and Executive Officers of the Registrant — Note (1)
Item 11 —	Executive Compensation — Note (1)
Item 12 —	Security Ownership of Certain Beneficial Owners and Management — Note (1)
Item 13 —	Certain Relationships and Related Transactions — Note (1)

Part IV

Item 14 —	Exhibits, Financial Statement Schedules and Reports on Form 8-K	31-49

Signatures		54
Exhibits — The index of exhibits has been filed as separate pages of the 2000 Form 10-K and is available to shareholders on request from the Registrant’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules — All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.
Reports on Form 8-K — None

Note(1) —	Incorporated by reference from the Registrant’s Proxy Statement for the April 18, 2001 Annual Meeting of Shareholders. None of the foregoing incorporation by reference shall include the information referred to in Item 306 or Item 402(a)(8) of Regulation S-K.

Item 1. Business
Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Registrant,” is a financial holding company. Charter One’s principal line of business is consumer banking which is primarily conducted through the operations of Charter One Bank, F.S.B. and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) – “Holding Company Business” and “Acquisitions” set forth in Item 7 of this Form 10-K and Note 1 to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K for additional discussion of Charter One’s business.

   Charter One has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 2 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and asset acquisitions.

Market Area and Competition

As of December 31, 2000, Charter One was ranked among the 30 largest bank holding companies in the country and operated through numerous banking offices: 112 in Ohio (under the name Charter One Bank), 91 in Michigan (under the name First Federal of Michigan), 124 in New York (under the name Charter One Bank or Charter One Commercial), 57 in Illinois (under the name St. Paul Federal Bank for Savings) and 26 in Vermont and 9 in Massachusetts (under the name of Charter One Bank). Based on 2000 data, the counties served by the Bank include approximately 36% of the population of Ohio, 55% of Michigan, 50% of New York (excluding New York City), 65% of Illinois, 80% of Vermont and 10% of Massachusetts.

   The consumer banking business is highly competitive. Charter One competes actively with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities.

Regulation

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board. Charter One is required to file reports with the Federal Reserve Board and is subject to regular inspections by that agency. Financial holding companies may engage in a broad array of banking, insurance and securities activities. The insurance activities include both underwriting and agency activities, as well as title insurance activities, and are generally subject to state law licensing requirements. However, state anti-affiliation laws have been generally preempted. The securities activities include both underwriting and agency activities. Aside from activities expressly permitted under the Gramm-Leach-Bliley Act, financial holding companies may engage in activities which the Federal Reserve Board in consultation with, and with the non-objection of, the U.S. Treasury Department, determines to be (i) financial in nature or (ii) incidental to a financial activity, or activities which the Federal Reserve Board determines on its own to be “complementary” to a financial activity without posing a substantial risk to the safety and soundness of the depository institution or the financial system generally. With the exception of our minor real estate development activities, the list of permissible activities includes all current operations of Charter One.

We intend to comply with the Federal Reserve Board’s divestiture orders with respect to these real estate development activities, the time period for which may be extended under the law.

   As a federally chartered savings bank and a member of the Federal Home Loan Bank System, Charter One Bank remains subject to supervision, regulation and examination by its primary regulator, the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation.

   As a New York chartered commercial bank, Charter One Commercial is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation and the New York State Banking Department.

   See MD&A — “Capital and Dividends” set forth in Item 7 of this Form 10-K, and Note 12 to the Notes to Consolidated Financial Statements set forth in Item 8 of this Form 10-K, for a discussion of the regulatory capital calculations and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

Executive Officers

Executive Officers of the Registrant. The executive officers of Charter One, each of whom is currently an executive officer of Charter One Bank, are identified below. The executive officers of Charter One are appointed annually by its Board of Directors to serve until the next annual election of officers following the annual meeting of shareholders.

	Age at
	December 31,		Officer
Name	2000	Position	Since

Charles John Koch	54	Chairman of the Board, President and Chief Executive Officer	1987
Mark D. Grossi	47	Executive Vice President	1992
John David Koch	48	Executive Vice President	1987
Richard W. Neu	44	Executive Vice President and Chief Financial Officer	1995
Robert J. Vana	50	Senior Vice President, Chief Corporate Counsel and Corporate Secretary	1987

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

Item 2. Properties

The executive offices of Charter One and Charter One Bank are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by Charter One. Charter One Bank also maintains an operations center in a single-story building owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including a 15-story office building in Cleveland, Ohio, two four-story office buildings in Rochester, New York, a two-story and three-story building in Albany, New York, a nine-story office building in Toledo, Ohio, a four-story office building in downtown Canton, Ohio, two two-story buildings in Michigan and two two-story office buildings, a three-story office building and a four-story office building in metropolitan Chicago, Illinois. Most buildings include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

52 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE 53

   As of December 31, 2000, in addition to the Bank’s 419 banking locations, Charter One Bank and its subsidiaries operated 32 loan production offices in 11 states. At December 31, 2000, Charter One Bank owned 234 of these banking facilities and leased the remainder. We operate 913 ATMs at various banking offices and are a member of the Money Access Center System (“MAC”), which provides our customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Terms range from monthly to seven years.

Item 3. Legal Proceedings

Charter One and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of Charter One, except as discussed below.

   Prior to the merger with FirstFed Michigan Corporation in 1995, Charter One and FirstFed each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. First Federal of Michigan v. United States, No. 95-464C was filed in the United States Court of Federal Claims on July 20, 1995. Charter One Bank, F.S.B. v. United States, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government’s breach of four separate contractual agreements, have been consolidated and the case is proceeding under docket number 95-464C pursuant to the terms of a case management order entered by the court to govern all similar goodwill contract cases. Pursuant to that order, Charter One filed motions for summary judgment on liability as to the four contractual agreements at issue. These motions are currently pending. As of January 2001, the court had granted summary judgment on liability in favor of ten thrifts.

   The status of the litigation is dependent to some degree upon factors which are out of the control of Charter One, including, but not limited to, the outcome of the appeals in Glendale Federal Bank v. U.S. (see below) and other cases in the Court of Appeals for the Federal Circuit. On July 1, 1996, the United States Supreme Court affirmed the Court of Federal Claims’ finding that the government had breached contractual agreements with Glendale and with Statesman (in Statesman Savings Bank v. U.S.) by reversing its prior agreements to recognize supervisory goodwill and capital credits as assets includible in regulatory capital. Glendale and Statesman were remanded to the Court of Federal Claims for trials on damages. The Glendale damages trial concluded in 1998 before Chief Judge Smith. The Statesman case settled during trial.

By 2001, the Court of Federal Claims had issued damages decisions in seven cases. In these seven cases, the court accepted and rejected various damages claims by the respective thrift plaintiffs. The Court of Federal Claims’ damages awards were: Glendale case, $909 million; CalFed case, $23 million; LaSalle Talman case, $5 million; Landmark case, $21.5 million to the shareholder plaintiff and $17.7 million to the FDIC as receiver; Glass case, $3.9 million to the shareholder plaintiffs and $2.1 million to the FDIC; Castle case, $15 million to the shareholder plaintiffs and no award to the FDIC; Bluebonnet case, no award (based on the failure of proof). The MACO Bancorp case settled before trial. All of the damages decisions have been appealed to the Court of Appeals for the Federal Circuit, and, except for Glendale (as noted below), are still pending. The United States appealed the Court of Federal Claims liability ruling in the California Federal Bank case to the Federal Circuit.

   On February 16, 2001, the Federal Circuit issued its damages decision in Glendale, reversing the award of restitution to Glendale and remanding the case back to the Court of Federal Claims for an award of damages under a reliance theory. The Federal Circuit stated that reliance damages are losses actually sustained as a result of a breach of contract, and are “available for injuries resulting from activities that occurred either before or after the breach.” The Court noted that the Court of Federal Claims’ $909 million award to Glendale had included $380 million of post-breach “wounded bank” reliance damages. The Court declined to conduct a “piecemeal review” of the specific items of such reliance damages, stating that it would review that issue in any future appeal of the lower court’s overall reliance damages award after remand. In its cross-appeal, Glendale had asked the Federal Circuit to award it $863 million in total reliance damages in the event that the restitution award was reversed. The Federal Circuit also declined to address the issues presented by the cross-appeal at this time.

   Pursuant to the case management order, damages trials in two other pending cases have been completed and are awaiting decision. Due to the number of pending cases, the order provides for a sequencing process whereby 30 cases proceed to pretrial discovery in a given calendar year and thereafter to trial. Pretrial discovery in Charter One’s case will begin at the earliest in the spring of 2001. Given the pendency of the other related cases, and the uncertainty inherent in the litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 12, 2001.

CHARTER ONE FINANCIAL, INC.

By: Charles John Koch
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated above.

Charles John Koch
(Principal Executive Officer)
Director, President and Chief Executive Officer

Richard W. Neu
(Principal Financial and Accounting Officer)
Director, Executive Vice President and Chief
Financial Officer

Patrick J. Agnew, Director

Herbert G. Chorbajian, Director

Phillip Wm. Fisher, Director

Denise Marie Fugo, Director

Mark D. Grossi, Director, Executive Vice President

Charles M. Heidel, Director

Karen R. Hitchcock, Director

John D. Koch, Director, Executive Vice President

Michael P. Morley, Director

Henry R. Nolte, Jr., Director

Ronald F. Poe, Director

Victor A. Ptak, Director

Melvin J. Rachal, Director

Jerome L. Schostak, Director

Joseph C. Scully, Director

Mark Shaevsky, Director

Leonard S. Simon, Director

John P. Tierney, Director

Eresteen R. Williams, Director

54 CHARTER ONE FINANCIAL, INC.

WE’RE THE ONE

CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY

DIRECTORS AND
EXECUTIVE OFFICERS

CHARLES JOHN KOCH(2)
Chairman, President and
Chief Executive Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

PATRICK J. AGNEW
Former President and
Chief Operating Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

HERBERT G. CHORBAJIAN(1)
Vice Chairman,
Charter One Financial, Inc.
and former Chairman, President
and Chief Executive Officer,
ALBANK Financial Corporation
Albany, New York

PHILLIP WM. FISHER
Principal of The Fisher Group
Detroit, Michigan

DENISE MARIE FUGO
President of City Life, Inc.
Cleveland, Ohio

MARK D. GROSSI(2)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

CHARLES M. HEIDEL
Retired President and
Chief Operating Officer,
The Detroit Edison Company
Detroit, Michigan

KAREN R. HITCHCOCK, PH.D.(2)
President, University at Albany
Albany, New York

JOHN D. KOCH(2)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

MICHAEL P. MORLEY
Executive Vice President and
Chief Administrative Officer,
Eastman Kodak Company
Rochester, New York

RICHARD W. NEU(2,3)
Executive Vice President
and Chief Financial Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

HENRY R. NOLTE, JR.
Of Counsel to Miller,
Canfield, Paddock and Stone
Detroit, Michigan, and
Retired Vice President
and General Counsel,
Ford Motor Company
Dearborn, Michigan

RONALD F. POE
President,
Ronald F. Poe & Associates
White Plains, New York

VICTOR A. PTAK
Vice President/
Investment Officer,
First Union Securities,
and formerly General Partner
of J.C. Bradford
Cleveland, Ohio

MELVIN J. RACHAL
President and
Chief Operating Officer,
Midwest Stamping, Inc.
Maumee, Ohio

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
Detroit, Michigan

SHAREHOLDER
INFORMATION

ANNUAL MEETING
The annual meeting of shareholders
of Charter One Financial, Inc. will be
held at 11 a.m. local time, Wednesday,
April 18, 2001 at The Forum Conference
Center in Cleveland, Ohio.

DIRECT MAILING OF ANNUAL REPORT
Shareholders whose common stock is
held in a brokerage account or otherwise not
in their own name may wish to
receive copies of Charter One’s
shareholder reports directly. Requests
may be made through the corporate
website, www.charterone.com, or mailed to the
Investor Relations Department.

DIVIDEND POLICY AND
DIVIDEND REINVESTMENT PLAN
A corporate objective of Charter One
is to allow shareholders to benefit from the growth of Charter One through the payment of quarterly cash dividends. Dividends have been paid each quarter since October 1988. Charter One has established a Dividend Reinvestment
Plan to enable shareholders to purchase additional shares. Information on the plan may be obtained from the corporate website, www.charterone.com, or from the Transfer Agent.

STOCK TRADING INFORMATION
Common stock of Charter One
Financial, Inc. is traded on the
New York Stock Exchange under
the trading symbol “CF.”

TRANSFER AGENT
EquiServe
Shareholder Services Department
P. O. Box 43010
Providence, RI 02940
(800) 733-5001
www.equiserve.com

DIRECTORS EMERITI

Charles Joseph Koch
  Chairman Emeritus
Eugene B. Carroll, Sr.
Dr. Norman P. Auburn
Otty J. Cerny
Charles F. Ipavec
George M. Jones
Philip J. Meathe
Fred C. Reynolds
Charles A. Shirk

CORPORATE
INFORMATION

CORPORATE WEBSITE
www.charterone.com

INVESTOR RELATIONS
(800) 262-6301
Ellen L. Batkie
Senior Vice President
(734) 453-7334

CORPORATE MARKETING
AND COMMUNICATIONS
Cindy Schulze
Senior Vice President
(216) 298-7155

INDEPENDENT AUDITORS
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

LEGAL COUNSEL: INTERNAL
Robert J. Vana
Chief Corporate Counsel
and Secretary

LEGAL COUNSEL: EXTERNAL
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

HEADQUARTERS
1215 Superior Avenue
Cleveland, Ohio 44114
(216) 566-5300

(1)	Chairman and President, Charter One Commercial

(2)	Director, Charter One Commercial

(3)	Executive Vice President and Chief Financial Officer, Charter One Commercial

Design: Edward Howard & Co.

Online Banking [LOGO]

www.charterone.com
Charter One Financial, Inc. 1215 Superior Avenue Cleveland, Ohio 44114

338-AR-01

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16311), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 28, 1999 (File No. 0-16311), is incorporated herein by reference.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-16311), is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana are filed herein. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16311), is incorporated herein by reference.

10.9	Form of Employment Agreement between Charter One and Leonard S. Simon, filed on August 8, 1997 as Exhibit 10.14 to Registrant’s Registration Statement on Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.10	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

10.11	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.15	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

10.18	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992, is incorporated herein by reference.

10.19	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.

10.20	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP (as auditors for the Registrant)

23.2	Consent of Ernst & Young LLP (as auditors for St. Paul Bancorp, Inc.)

99.1	Independent Auditors’ Report from Ernst & Young LLP (as auditors for St. Paul Bancorp, Inc.)