Form 10-Q/A
period 2000-09-30
CHARTER ONE FINANCIAL INC
filed 2001-03-21
CIK 819692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

The Registrant hereby amends Part I, Item 2 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, to correct the amount of the Registrant's loans of concern reported at September 30, 2000, which were inadvertently reported in the paragraph immediately following the Nonperforming Assets table in the Form 10-Q as “$53.7 million” rather than “$99.1 million.” To the extent the original filing is unaffected by this amendment, the original filing has not been updated or corrected to reflect events occurring subsequent to the date of the original filing.

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

At September 30, 2000, there were $99.1 million of loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future.

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

CHARTER ONE FINANCIAL, INC.

Date: March 21, 2001	/s/ Richard W. Neu

Richard W. Neu
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)