Form 10-Q
period 2001-03-31
CHARTER ONE FINANCIAL INC
filed 2001-05-08
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares outstanding of the registrant’s sole class of common stock as of May 2, 2001 was 206,721,563.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	3/31/01	12/31/00

	(Dollars in thousands,
	except per share data)
ASSETS

Cash and deposits with banks	$537,754	$530,771

Federal funds sold and other	35,494	486

Total cash and cash equivalents	573,248	531,257

Investments securities:

Available for sale	113,242	426,701

Held to maturity (fair value of $7,680 and $22,671)	7,469	22,514

Mortgage-backed securities:

Available for sale	5,385,106	4,087,196

Held to maturity (fair value of $1,449,207 and $1,531,525)	1,415,280	1,506,175

Loans and leases, net	23,807,368	23,950,172

Loans held for sale	157,762	58,002

Bank owned life insurance	753,323	743,509

Federal Home Loan Bank stock	577,135	568,377

Premises and equipment	331,459	323,911

Accrued interest receivable	159,103	165,990

Real estate and other collateral owned	36,573	27,731

Loan servicing assets	127,301	121,735

Goodwill	168,319	172,411

Other assets	218,973	265,746

Total assets	$33,831,661	$32,971,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Checking accounts	$4,365,660	$3,941,912

Money market accounts and savings accounts	6,220,615	5,486,158

Certificates of deposit	9,834,765	10,177,601

Total deposits	20,421,040	19,605,671

Federal Home Loan Bank advances	9,635,622	9,636,277

Reverse repurchase agreements	56,472	262,326

Other borrowings	289,010	284,808

Advance payments by borrowers for taxes and insurance	50,306	60,761

Accrued interest payable	91,849	54,499

Accrued expenses and other liabilities	742,738	610,881

Total liabilities	31,287,037	30,515,223

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,681,891 and 212,684,698 shares issued	2,127	2,127

Additional paid-in capital	1,747,775	1,745,232

Retained earnings	850,961	786,793

Less 4,667,371 and 4,456,293 shares of common stock held in treasury at cost	(110,821)	(100,545)

Borrowings of employee investment and stock ownership plan	(942)	(1,256)

Accumulated other comprehensive income	55,524	23,853

Total shareholders’ equity	2,544,624	2,456,204

Total liabilities and shareholders’ equity	$33,831,661	$32,971,427

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended

	3/31/01	3/31/00

	(Dollars in thousands,
	except per share data)
Interest income:

Loans and leases	$466,667	$428,110

Mortgage-backed securities:

Available for sale	82,724	55,474

Held to maturity	26,287	32,354

Investment securities:

Trading	—	38

Available for sale	2,836	9,011

Held to maturity	145	424

Other interest-earning assets	10,617	8,659

Total interest income	589,276	534,070

Interest expense:

Deposits	214,457	180,255

FHLB advances	135,747	113,699

Other borrowings	9,591	7,113

Total interest expense	359,795	301,067

Net interest income	229,481	233,003

Provision for loan and lease losses	17,728	8,598

Net interest income after provision for loan and lease losses	211,753	224,405

Other income:

Retail banking	67,369	51,738

Mortgage banking	9,480	13,715

Leasing operations	1,207	1,598

Net gains	16,094	3,547

Other	9,849	12,020

Total other income	103,999	82,618

Administrative expenses:

Compensation and employee benefits	68,099	70,264

Net occupancy and equipment	26,861	24,564

Federal deposit insurance premiums	916	1,005

Merger expenses	—	3,258

Amortization of goodwill	4,039	4,044

Other administrative expenses	47,671	39,593

Total administrative expenses	147,586	142,728

Income before income taxes	168,166	164,295

Income taxes	53,376	52,586

Net income	$114,790	$111,709

Basic earnings per share(1)	$.55	$.51

Diluted earnings per share(1)	$.54	$.50

Average common shares outstanding(1):

Basic	208,427,813	219,896,363

Diluted	213,565,740	222,687,956

Cash dividends declared per share(1)	$.18	$.15

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended

	3/31/01	3/31/00

	(Dollars in thousands)
Cash flows from operating activities:

Net income	$114,790	$111,709

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	17,728	8,598

Net gains	(13,854)	(3,531)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	22,184	21,328

Origination of loans held for sale	(293,094)	(88,462)

Proceeds from sale of loans held for sale	290,773	88,467

Proceeds from investment securities held for trading	—	13,418

Increase (decrease) in accrued interest payable	37,350	(19,828)

Other	160,967	(31,631)

Net cash provided by operating activities	336,844	100,068

Cash flows from investing activities:

Net principal disbursed on loans and leases	(1,393,170)	(921,630)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	90,980	92,807

Mortgage-backed securities available for sale	132,613	69,522

Investment securities held to maturity	15,305	908

Investment securities available for sale	313,053	32,265

Proceeds from sale of:

Mortgage-backed securities available for sale	549,986	1,695,204

Investment securities available for sale	5,104	29

Federal Home Loan Bank stock	735	11,750

Purchase of:

Mortgage-backed securities available for sale	(500,000)	—

Investment securities available for sale	(79)	(10,671)

Loans	(7,896)	(3,764)

Loan servicing assets, including those originated	(10,524)	(110)

Other	(35,890)	(14,851)

Net cash provided by (used in) investing activities	(839,783)	951,459

Cash flows from financing activities:

Net decrease in short-term borrowings	(305,855)	(335,603)

Proceeds from long-term borrowings	508,579	51,959

Repayments of long-term borrowings	(404,388)	(879,019)

Increase (decrease) in deposits	815,404	(76,549)

Decrease in advance payments by borrowers for taxes and insurance	(10,455)	(6,603)

Payment of dividends on common stock	(37,422)	(33,511)

Proceeds from issuance of common stock	14,698	3,503

Purchase of treasury stock	(35,631)	(3,094)

Net cash provided by (used in) financing activities	544,930	(1,278,917)

Net increase (decrease) in cash and cash equivalents	41,991	(227,390)

Cash and cash equivalents, beginning of the period	531,257	693,532

Cash and cash equivalents, end of period	$573,248	$466,142

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$506,178	$321,064

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	1,422,334	—

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2000. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	On January 23, 2001, Charter One and Alliance Bancorp (“Alliance”), the holding company of Liberty Federal Bank in Hinsdale, Illinois, announced that they executed a definitive agreement for Charter One to acquire Alliance. At March 31, 2001, Alliance had assets of $2.0 billion, deposits of $1.3 billion and operated 19 branch offices in the metropolitan Chicago area. The agreement provides for common shareholders of Alliance to receive $5.25 in cash and 0.72 shares of Charter One common stock for each Alliance share. It is expected that approximately 6.7 million shares of Charter One common stock will be issued in conjunction with the merger. It is also expected that all outstanding Alliance options will be exchanged for the equivalent Charter One options. This results in an initial transaction value of approximately $272.4 million. The merger, which will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase, is expected to close early in the third quarter of 2001. The transaction has been approved by the Boards of Directors of both companies and is subject to approval by the Office of Thrift Supervision, the Federal Reserve Board, and Alliance’s shareholders.

3.	Charter One has one operating segment, consumer banking, which offers a wide array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

4.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s consolidated financial statements. Management does not anticipate that SFAS No. 133 will significantly increase the volatility of earnings or shareholders’ equity reported in future periods.

5.	In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 140 rescinds SFAS No. 127 “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provisions is not permitted. SFAS No. 140 is not expected to have a material impact on the Company’s financial condition or results of operations.

6.	Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of March 31, 2001, the Bank and its subsidiaries were doing business through 423 full-service branches and 32 loan production offices.

Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Charter One on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Charter One and its management may contain, forward-looking statements about Charter One and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.

The important factors we discuss below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our operating and financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loan assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of new products and services of Charter One and its subsidiaries and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

RESULTS OF OPERATIONS

Performance Overview

Charter One reported net income of $114.8 million, or $.54 per diluted share, for the three months ended March 31, 2001, compared to net income of $111.7 million, or $.50 per diluted share, for the three months ended March 31, 2000. Our net income resulted in a return on average equity of 18.29% and a return on average assets of 1.38% for the three months ended March 31, 2001. The comparable returns for the first quarter of 2000 were 18.25% and 1.45%, respectively.

Figure 1 sets forth financial results and annualized performance ratios for the three months ended March 31, 2001 and 2000, respectively. The table reflects these financial results and ratios on both an actual and operating return basis. Operating earnings and returns are computed using net income excluding the after-tax impact of merger-related charges for the three months ended March 31, 2000. Per share data has been restated to reflect the 5% stock dividend issued September 30, 2000.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended

	3/31/01		3/31/00

	(Dollars in thousands,
	except per share data)
Actual:

Net income	$114,790		$111,709

Diluted earnings per share	.54		.50

Return on average assets	1.38%		1.45%

Return on average equity	18.29		18.25

Average equity to average assets	7.52		7.93

Net interest income to administrative expenses	1.55	x	1.63	x

Administrative expenses to average assets	1.77%		1.85%

Efficiency ratio	43.05		44.44

Operating:

Operating earnings	$114,790		$113,827

Operating earnings per share	.54		.51

Return on average assets	1.38%		1.47%

Return on average equity	18.29		18.60

Net interest income to administrative expenses	1.55	x	1.67	x

Administrative expenses to average assets	1.77%		1.81%

Efficiency ratio	43.05		43.40

Net Interest Income

Net interest income is the difference between the interest and dividend income earned on our loans and investments and the interest expense on our deposits and borrowings. Net interest income is our principal source of earnings. Net income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality, as well as general economic conditions and regulatory policies.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	3/31/01			3/31/00

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:

Loans and leases	$24,414,279	$466,667	7.68%	$22,900,394	$428,110	7.49%

Mortgage-backed securities:

Available for sale	4,650,949	82,724	7.11	3,140,126	55,474	7.07

Held to maturity	1,445,936	26,287	7.27	1,844,515	32,354	7.02

Investment securities:

Trading	—	—	—	735	38	20.56

Available for sale	145,155	2,836	7.81	485,117	9,011	7.43

Held to maturity	10,492	145	5.54	35,682	424	4.75

Other interest-earning assets	594,483	10,617	7.14	501,319	8,659	6.83

Total interest-earning assets	31,261,294	589,276	7.56	28,907,888	534,070	7.40

Allowance for loan and lease losses	(187,665)			(185,146)

Noninterest-earning assets	2,295,337			2,162,762

Total assets	$33,368,966			$30,885,504

Interest-bearing liabilities:

Deposits:

Checking accounts	$3,957,804	18,932	1.94%	$3,429,346	11,586	1.36%

Money market and savings accounts	5,861,567	52,046	3.60	5,276,653	35,819	2.73

Certificates of deposit	9,964,579	143,479	5.84	10,276,908	132,850	5.20

Total deposits	19,783,950	214,457	4.40	18,982,907	180,255	3.82

FHLB advances	9,819,816	135,747	5.60	8,549,562	113,699	5.34

Other borrowings	531,171	9,591	7.22	383,685	7,113	7.39

Total borrowings	10,350,987	145,338	5.69	8,933,247	120,812	5.43

Total interest-bearing liabilities	30,134,937	359,795	4.84	27,916,154	301,067	4.33

Noninterest-bearing liabilities	723,044			521,055

Total liabilities	30,857,981			28,437,209

Shareholders’ equity	2,510,985			2,448,295

Total liabilities and shareholders’ equity	$33,368,966			$30,885,504

Net interest income		$229,481			$233,003

Interest rate spread			2.72			3.07

Net yield on average interest- earning assets			2.94			3.22

Average interest-earning assets to average interest-bearing liabilities			103.74%			103.55%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis (Figure 3)

	Three Months Ended March 31,

	2001 v. 2000

	Increase (decrease) due to

	Rate	Volume	Total

		(Dollars in thousands)
Interest income:

Loans and leases	$8,202	$30,355	$38,557

Mortgage-backed securities:

Available for sale	381	26,869	27,250

Held to maturity	1,142	(7,209)	(6,067)

Investment securities:

Trading	(38)	—	(38)

Available for sale	444	(6,619)	(6,175)

Held to maturity	60	(339)	(279)

Other interest-earning assets	305	1,653	1,958

Total	10,496	44,710	55,206

Interest expense:

Checking accounts	5,379	1,967	7,346

Money market and savings accounts	5,880	10,347	16,227

Certificates of deposit	14,718	(4,089)	10,629

FHLB advances	4,982	17,066	22,048

Other borrowings	256	2,222	2,478

Total	31,215	27,513	58,728

Change in net interest income	$(20,719)	$17,197	$(3,522)

Our net interest income for the three months ended March 31, 2001 was $229.5 million, a decrease of $3.5 million from the three months ended March 31, 2000. The net yield on average interest-earning assets during the first quarter of 2001 declined to 2.94% from 3.22% for the comparable period of 2000, reflecting the increase in interest rates during 2000 and the fact that that our liabilities repriced more quickly than our assets. However, the net yield on average interest-earning assets improved 16 basis points during the first quarter of 2001 from 2.78% during the fourth quarter of 2000. This expansion in net yield on average interest-earning assets was the result of the current declining interest rate environment combined with growth in higher yielding, shorter term consumer and commercial loans, as well as in our core deposits (checking, money market and savings accounts). See Figure 6 for a summary of our loan and lease originations and Figure 11 for the composition of our deposits.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	3/31/01	12/31/00

Weighted average yield:

Real estate loans	7.45%	7.49%

Retail consumer loans	7.82	7.86

Automobile loans	8.63	8.67

Consumer finance	8.76	8.91

Leases(1)	6.27	6.33

Corporate banking loans	8.34	8.89

Total loans and leases	7.69	7.73

Mortgage-backed securities	7.06	7.29

Investment securities	7.92	7.40

Other interest-earning assets	7.12	7.46

Total interest-earning assets	7.54	7.64

Weighted average cost(2):

Checking accounts	1.93	1.73

Money market and savings accounts	3.79	3.29

Certificates of deposit	5.76	5.93

Total deposits	4.34	4.35

FHLB advances	5.51	5.86

Other borrowings	8.06	7.21

Total interest-bearing liabilities	4.75	4.89

Interest rate spread	2.79	2.75

Net yield on interest-earning assets	2.97	2.91

(1)	Excludes impact of related tax benefits.

(2)	Includes the annualized effect of interest rate risk management instruments.

Other Income

Other income for the three months ended March 31, 2001 was $104.0 million, an increase of $21.4 million, or 25.9%, over the $82.6 million for the three months ended March 31, 2000. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $15.6 million, or 30.2%, over the comparable period in 2000. Growth in income from retail banking was attributed to successful integration of past mergers together with ongoing franchise development initiatives. Net gains on sales totaled $16.1 million for the first quarter of 2001, an increase of $12.5 million over the first quarter of 2000. The mortgage-backed securities sold during the quarter were comprised primarily of seasoned one-to-four family mortgages originated by the Bank. These increases in retail banking income and net gains on sales were partially offset by a $4.2 million, or 30.9%, decrease in mortgage banking income. The decline resulted primarily from reduced servicing income following our fourth quarter 2000 sale of $3.0 billion in mortgage servicing, and increased amortization of loan servicing assets in the present interest rate environment.

Administrative Expenses

Administrative expenses were $147.6 million for the three months ended March 31, 2001, an increase of $4.9 million, or 3.4%, as compared to the first quarter of 2000. The first quarter of 2000 included merger-related expenses of $3.3 million. Excluding these merger-related charges, our administrative expenses were $139.5 million for the three months ended March 31, 2000. The increase in administrative expenses was primarily attributed to increased marketing costs as we launched a variety of targeted programs geared to support sales efforts throughout the Bank. Despite the increase, our efficiency ratio improved to 43.05% for the three months ended March 31, 2001, compared to 43.40% for the three months ended March 31, 2000. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related charges, to net interest income and other income. See the above discussion in “Other Income” regarding additional factors that contributed to the improvement in our efficiency ratio.

Federal Income Tax

Federal income tax expense for the three months ended March 31, 2001 was $53.4 million, as compared to $52.6 million for the same period in 2000. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the 2001 period and 32.0% for the comparable 2000 period.

FINANCIAL CONDITION

Overview

At March 31, 2001, total assets were $33.8 billion, compared to total assets of $33.0 billion at December 31, 2000. Contributing to the increase in total assets was the growth in our mortgage-backed securities available for sale portfolio since December 31, 2000. This portfolio increased primarily due to residential loan securitizations that occurred in the first quarter of 2001.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	3/31/01	12/31/00

	(Dollars in thousands)
One-to-four family:

Permanent:

Fixed rate	$4,788,565	$4,543,712

Adjustable rate	5,034,817	5,989,120

Construction	354,997	345,930

	10,178,379	10,878,762

Commercial real estate:

Multifamily	1,031,704	1,115,360

Other	1,001,852	855,266

	2,033,556	1,970,626

Consumer:

Retail	4,853,952	4,631,476

Automobile	3,308,099	3,151,084

Consumer finance	1,098,983	988,879

	9,261,034	8,771,439

Business:

Leasing	1,869,117	1,778,021

Corporate banking	816,035	798,942

	2,685,152	2,576,963

Loans and leases before allowance for loan and lease losses	24,158,121	24,197,790

Allowance for loan and lease losses	(192,991)	(189,616)

Loans and leases, net(1)	$23,965,130	$24,008,174

Portfolio of loans serviced for others	$10,723,836	$10,379,644

(1)	Includes loans held for sale.

As indicated in Figure 5, our loan and lease portfolio remains well-diversified. At March 31, 2001, 96% of our loans and leases were collateralized, with 63% backed by one-to-four family and multifamily real estate.

Loan and Lease Activity (Figure 6)

	Three Months Ended

	3/31/01	3/31/00

	(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$1,453,923	$1,020,269

Multifamily	14,026	4,882

Commercial	60,806	56,924

Total permanent loans	1,528,755	1,082,075

Construction:

One-to-four family	121,929	99,398

Multifamily	38,187	9,564

Commercial	86,216	33,654

Total construction loans	246,332	142,616

Total real estate loans originated	1,775,087	1,224,691

Retail consumer	584,345	421,415

Automobile	490,625	280,002

Consumer finance	56,705	69,117

Leases	144,837	104,362

Corporate banking	213,985	147,961

Total loans and leases originated	3,265,584	2,247,548

Loans purchased	7,896	3,764

Sales and principal reductions:

Loans sold	293,094	88,462

Loans exchanged for mortgage-backed securities	1,422,334	—

Principal reductions	1,597,326	1,239,525

Total sales and principal reductions	3,312,754	1,327,987

Increase (decrease) before net items	$(39,274)	$923,325

Investment and Mortgage-Backed Securities

Figures 7 and 8 summarize our investment and mortgage-backed securities portfolios at March 31, 2001 and December 31, 2000. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 7)

	3/31/01	12/31/00

	(Dollars in thousands)
Available for Sale

U.S. Treasury and agency securities	$23,514	$333,900

Corporate notes and commercial paper	69,431	65,532

Other	20,297	27,269

Total investment securities available for sale	113,242	426,701

Held to Maturity

U.S. Treasury and agency securities	261	15,000

Other	7,208	7,514

Total investment securities held to maturity	7,469	22,514

Total	$120,711	$449,215

Weighted average rate	7.92%	7.40%

Mortgage-Backed Securities (Figure 8)

	3/31/01	12/31/00

	(Dollars in thousands)
Available for Sale

Participation certificates:

Government agency issues:

FNMA	$3,196,937	$2,985,852

FHLMC	1,144,329	59,511

GNMA	2,030	2,209

Collateralized mortgage obligations:

Government agency issues:

FNMA	226,705	225,747

FHLMC	293,919	292,232

GNMA	5,598	6,015

Private issues	515,588	515,630

Total mortgage-backed securities available for sale	5,385,106	4,087,196

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	408,455	433,533

FHLMC	144,769	154,502

GNMA	79,294	84,603

Private issues	122,774	128,407

Collateralized mortgage obligations:

Government agency issues:

FNMA	192,147	202,283

FHLMC	62,318	66,292

Private issues	405,523	436,555

Total mortgage-backed securities held to maturity	1,415,280	1,506,175

Total	$6,800,386	$5,593,371

Weighted average rate	7.06%	7.29%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended

	3/31/01	3/31/00

	(Dollars in thousands)
Allowance for loan and lease losses:

Balance, beginning of period	$189,616	$186,400

Provision for loan and lease losses	17,728	8,598

Loans and leases charged off:

One-to-four family	(1,005)	(1,707)

Commercial real estate	(35)	(179)

Retail consumer	(1,955)	(2,205)

Automobile	(9,986)	(7,095)

Consumer finance	(2,057)	(518)

Leases	—	—

Corporate banking	(1,269)	(123)

Total charge-offs	(16,307)	(11,827)

Recoveries:

One-to-four family	24	247

Commercial real estate	1	2

Retail consumer	421	184

Automobile	1,366	1,585

Consumer finance	51	16

Leases	—	—

Corporate banking	91	62

Total recoveries	1,954	2,096

Net loan and lease charge-offs	(14,353)	(9,731)

Balance, end of period	$192,991	$185,267

Net charge-offs to average loans and leases (annualized)	.24%	.17%

Figure 10 sets forth information concerning nonperforming assets for the periods reported. Nonperforming assets consist of (1) nonaccrual loans and leases, (2) loans and leases past due 90 days or more as to principal or interest, (3) restructured real estate mortgage loans and (4) real estate acquired through foreclosure and other collateral owned.

Nonperforming Assets (Figure 10)

	3/31/01	12/31/00

	(Dollars in thousands)
Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$71,531	$71,269

Multifamily and commercial	8,566	8,132

Construction and land	7,683	8,806

Total real estate mortgage loans	87,780	88,207

Retail consumer	12,924	11,120

Automobile	56	130

Consumer finance	51,898	48,673

Leases	—	—

Corporate banking	16,593	18,707

Total nonaccrual loans and leases	169,251	166,837

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family	—	—

Multifamily and commercial	—	—

Construction and land	—	—

Total real estate mortgage loans	—	—

Retail consumer(1)	2,947	2,586

Automobile	5,887	6,911

Consumer finance	—	—

Leases	1,958	2,956

Corporate banking	1,114	2,086

Total accruing loans and leases delinquent more than 90 days	11,906	14,539

Restructured real estate mortgage loans	662	666

Total nonperforming loans and leases	181,819	182,042

Real estate acquired through foreclosure and other collateral owned	33,363	27,523

Total nonperforming assets	215,182	209,565

Total government guaranteed loans	22,878	19,225

Nonperforming assets net of government guaranteed loans	$192,304	$190,340

Ratio of:

Nonperforming loans and leases to total loans and leases	.76%	.76%

Nonperforming assets to total assets	.64	.64

Allowance for loan and lease losses to:

Nonperforming loans and leases	106.14	104.16

Total loans and leases before allowance	.80	.78

Ratio of (excluding government guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.66	.68

Nonperforming assets to total assets	.57	.58

Allowance for loan and lease losses to:

Nonperforming loans and leases	121.42	116.46

Total loans and leases before allowance	.80	.78

(1)	Includes government guaranteed loans.

Loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future, totaled $79.8 million and $96.8 million at March 31, 2001 and December 31, 2000, respectively. The vast majority of these loans, as well as our nonperforming assets, are collateralized by real estate. As such, we would anticipate that any losses resulting from possible future charge-offs would be substantially less than the respective loan balances.

SOURCES OF FUNDS

General

Our principal sources of funds are deposits, advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, federal funds purchased and reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. Management also considers our interest-sensitivity profile when deciding on sources of funds. At March 31, 2001, our one-year gap was .50% of total assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

Deposits

Deposit flows are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and federal funds purchased and reverse repurchase agreements.

Composition of Deposits (Figure 11)

	3/31/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Checking accounts:

Interest-bearing	$2,853,954	2.95%	$2,547,726	2.68%

Noninterest-bearing	1,511,706	—	1,394,186	—

Money market and savings accounts	6,220,615	3.79	5,486,158	3.30

Certificates of deposit	9,834,765	5.94	10,177,601	5.99

Total deposits, net	$20,421,040	4.43	$19,605,671	4.38

Including the effect of interest rate swaps		4.34%		4.35%

Investment securities and mortgage-backed securities with a par value of $684.4 million at March 31, 2001 and $594.6 million at December 31, 2000, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At March 31, 2001, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $13.1 billion in certain real estate loans and $1.5 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	3/31/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Short-term	$2,910,248	5.32%	$3,410,248	6.09%

Long-term:

Fixed-rate advances	6,300,896	5.63	5,801,551	5.68

Variable-rate advances	424,478	5.01	424,478	6.61

Total advances, net	$9,635,622	5.51%	$9,636,277	5.86%

Interest Rate Risk Management

We utilize fixed receipt callable interest rate swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

Interest Rate Swaps (Figure 13)

	3/31/01					12/31/00

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Variable Receipt
2002	$25,000	5.45	%(1)	6.44%		$25,000	6.94	%(1)	6.44%

Variable Payment and Fixed Receipt
2001	$190,000	6.59%		5.61%		$420,000	6.38%		6.73%

2002	135,000	6.75		5.48		155,000	7.03		6.73

2003	248,000	5.65		5.17		120,000	6.14		6.68

2004	318,000	6.65		5.75		478,000	6.84		6.75

2005	285,000	7.93		5.34		445,000	7.89		6.68

2006	270,000	6.29		5.18		70,000	7.07		6.59

2007	10,000	7.25		5.68		10,000	7.25		6.71

2009	15,000	7.15		5.26		65,000	7.32		6.53

2010	10,000	7.40		5.25		10,000	7.50		6.65

2011	35,000	6.36		5.07		—	—		—

Total	$1,516,000	6.67%		5.41	%(1)	$1,773,000	7.00%		6.71	%(1)

(1)	Rates are based upon LIBOR.

Interest rate risk management reduced interest expense on deposits by $3.2 million and $3.0 million for the three months ended March 31, 2001 and 2000, respectively.

Liquidity

We anticipate that we will have sufficient funds available to meet our commitments. At March 31, 2001, we had outstanding commitments to originate loans and leases of $2.0 billion, unfunded consumer lines of credit totaling $3.2 billion and unfunded corporate banking lines of credit totaling $227.0 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $108.8 million as of March 31, 2001. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $8.6 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a program of open market purchases or privately negotiated transactions. As of May 2, 2001, we had purchased 8.0 million shares authorized under this program for a total cost of $196.8 million. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans or subsequent acquisitions.

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

Regulatory Capital (Figure 14)

	3/31/01

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,513,564	10.30%	$1,951,402	>8.00%	$2,439,252	>10.00%

Tier 1 capital to risk-weighted assets	2,320,200	9.51	975,701	>4.00	1,463,551	>6.00

Tier 1 capital to average assets	2,320,200	6.98	1,329,773	>4.00	1,662,216	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	37,530	30.25	9,926	>8.00	12,407	>10.00

Tier 1 capital to risk-weighted assets	37,530	30.25	4,963	>4.00	7,444	>6.00

Tier 1 capital to average assets	37,530	10.00	15,018	>4.00	18,772	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,513,825	10.53	1,909,631	>8.00	2,387,038	>10.00

Tier 1 capital to risk-weighted assets	1,808,311	7.58	N/A	N/A	1,432,223	>6.00

Core capital to adjusted tangible assets	1,825,459	5.45	1,339,971	>4.00	1,674,964	>5.00

Tangible capital to tangible assets	1,825,392	5.45	502,488	>1.50	N/A	N/A

	12/31/00

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,448,962	10.29%	$1,904,468	>8.00%	$2,380,585	>10.00%

Tier 1 capital to risk-weighted assets	2,259,030	9.49	952,234	>4.00	1,428,351	>6.00

Tier 1 capital to average assets	2,259,030	6.89	1,310,915	>4.00	1,638,643	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	30,213	30.56	7,910	>8.00	9,887	>10.00

Tier 1 capital to risk-weighted assets	30,213	30.56	3,955	>4.00	5,932	>6.00

Tier 1 capital to average assets	30,213	8.67	13,941	>4.00	17,427	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,376,443	10.23	1,858,583	>8.00	2,323,229	>10.00

Tier 1 capital to risk-weighted assets	1,673,360	7.20	N/A	N/A	1,393,938	>6.00

Core capital to adjusted tangible assets	1,687,568	5.15	1,310,207	>4.00	1,637,759	>5.00

Tangible capital to tangible assets	1,687,300	5.15	491,324	>1.50	N/A	N/A

Management believes that, as of March 31, 2001, Charter One, Charter One Commercial and Charter One Bank, F.S.B. individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 15)

	Three Months Ended

	3/31/01	12/31/00	9/30/00	6/30/00	3/31/00

Market price of common stock(1):

High	$29.99	$30.00	$25.13	$25.71	$20.00

Low	25.40	19.88	21.06	17.27	14.52

Close	28.30	28.88	24.38	21.90	20.00

Dividends declared and paid(1)	.18	.18	.17	.17	.15

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2000 Form 10-K. The assumptions used in our model have been updated as of March 31, 2001. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

+200 over one year	(3.75)%	(3.53)%

+100 over one year	(1.84)	(1.06)

-100 over one year	.78	(1.66)

-200 over one year	2.21	(2.66)

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend – On April 18, 2001, the Company’s Board of Directors declared a regular quarterly cash dividend of $.20 per share, an increase of 11% over the prior quarter’s cash dividend rate of $.18 per share. The cash dividend is payable May 21, 2001 to shareholders of record on May 7, 2001.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 11 – Computation of Per Share Earnings

(b)	Report on Form 8-K: On January 29, 2001, the Company filed a report on Form 8-K containing a press release dated January 23, 2001 announcing earnings for the three months and year ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	May 8, 2001	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)