Form 10-Q
period 2001-06-30
CHARTER ONE FINANCIAL INC
filed 2001-08-08
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No

The number of shares outstanding of the registrant’s sole class of common stock as of July 31, 2001 was 214,166,353.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	6/30/01	12/31/00

	(Dollars in thousands,
	except per share data)

ASSETS

Cash and deposits with banks	$608,420	$530,771

Federal funds sold and other	13,161	486

Total cash and cash equivalents	621,581	531,257

Investment securities:

Available for sale	109,298	426,701

Held to maturity (fair value of $7,024 and $22,671)	6,827	22,514

Mortgage-backed securities:

Available for sale	5,621,148	4,087,196

Held to maturity (fair value of $1,304,095 and $1,531,525)	1,268,993	1,506,175

Loans and leases, net	24,337,829	23,950,172

Loans held for sale	198,491	58,002

Bank owned life insurance	753,840	743,509

Federal Home Loan Bank stock	572,857	568,377

Premises and equipment	334,057	323,911

Accrued interest receivable	156,732	165,990

Real estate and other collateral owned	39,537	27,731

Loan servicing assets	134,286	121,735

Goodwill	164,227	172,411

Other assets	227,517	265,746

Total assets	$34,547,220	$32,971,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Checking accounts	$5,101,776	$3,941,912

Money market accounts and savings accounts	6,375,715	5,486,158

Certificates of deposit	9,642,507	10,177,601

Total deposits	21,119,998	19,605,671

Federal Home Loan Bank advances	9,384,710	9,636,277

Reverse repurchase agreements	171,636	262,326

Other borrowings	292,504	284,808

Advance payments by borrowers for taxes and insurance	54,120	60,761

Accrued interest payable	91,419	54,499

Accrued expenses and other liabilities	865,265	610,881

Total liabilities	31,979,652	30,515,223

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 212,681,891 and 212,684,698 shares issued	2,127	2,127

Additional paid-in capital	1,751,959	1,745,232

Retained earnings	916,326	786,793

Less 5,571,193 and 4,456,293 shares of common stock held in treasury at cost	(141,622)	(100,545)

Borrowings of employee investment and stock ownership plan	(628)	(1,256)

Accumulated other comprehensive income	39,406	23,853

Total shareholders’ equity	2,567,568	2,456,204

Total liabilities and shareholders’ equity	$34,547,220	$32,971,427

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

	(Dollars in thousands, except per share data)
Interest income:

Loans and leases	$458,851	$447,109	$925,518	$875,219

Mortgage-backed securities:

Available for sale	84,613	50,065	167,337	105,539

Held to maturity	23,283	30,908	49,570	63,262

Investment securities:

Trading	—	—	—	38

Available for sale	2,216	8,202	5,052	17,213

Held to maturity	91	420	236	844

Other interest-earning assets	10,888	8,894	21,505	17,553

Total interest income	579,942	545,598	1,169,218	1,079,668

Interest expense:

Deposits	216,327	181,668	430,784	361,923

FHLB advances	128,186	125,425	263,933	239,124

Other borrowings	7,758	6,472	17,349	13,585

Total interest expense	352,271	313,565	712,066	614,632

Net interest income	227,671	232,033	457,152	465,036

Provision for loan and lease losses	17,076	11,509	34,804	20,107

Net interest income after provision for loan and lease losses	210,595	220,524	422,348	444,929

Other income:

Retail banking	72,130	61,760	139,499	113,498

Mortgage banking	8,830	14,238	18,310	27,953

Leasing operations	331	10,394	1,538	11,992

Net gains	25,580	3,064	41,674	6,611

Other	9,785	9,441	19,634	21,461

Total other income	116,656	98,897	220,655	181,515

Administrative expenses:

Compensation and employee benefits	65,438	71,215	133,537	141,479

Net occupancy and equipment	26,314	25,351	53,175	49,915

Federal deposit insurance premiums	932	1,001	1,848	2,006

Merger expenses	115	20,845	115	24,103

Amortization of goodwill	4,039	4,046	8,078	8,090

Other administrative expenses	53,985	45,071	101,656	84,664

Total administrative expenses	150,823	167,529	298,409	310,257

Income before income taxes	176,428	151,892	344,594	316,187

Income taxes	56,016	48,605	109,392	101,191

Net income	$120,412	$103,287	$235,202	$214,996

Basic earnings per share(1)	$.58	$.47	$1.13	$.98

Diluted earnings per share(1)	$.57	$.47	$1.11	$.97

Average common shares outstanding(1):

Basic	207,439,620	217,603,358	207,933,717	218,749,861

Diluted	212,744,261	221,643,977	213,155,001	222,165,967

Cash dividends declared per share(1)	$.20	$.17	$.38	$.32

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	6/30/01	6/30/00

	(Dollars in thousands)
Cash flows from operating activities:

Net income	$235,202	$214,996

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	34,804	20,107

Net gains	(45,065)	(6,094)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	51,939	58,296

Origination of loans held for sale	(759,925)	(201,523)

Proceeds from sale of loans held for sale	762,967	201,070

Proceeds from investment securities held for trading	—	13,418

Increase (decrease) in accrued interest payable	36,920	(41,186)

Other	285,988	162,172

Net cash provided by operating activities	602,830	421,256

Cash flows from investing activities:

Net principal disbursed on loans and leases	(3,753,417)	(2,677,535)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	237,631	196,462

Mortgage-backed securities available for sale	471,215	126,349

Investment securities held to maturity	15,946	3,401

Investment securities available for sale	323,393	54,999

Proceeds from sale of:

Mortgage-backed securities available for sale	1,893,114	1,796,393

Investment securities available for sale	5,104	12,713

Federal Home Loan Bank stock	6,353	17,624

Purchase of:

Mortgage-backed securities available for sale	(652,086)	—

Investment securities available for sale	(4,080)	(10,696)

Loans	(11,723)	(7,906)

Loan servicing assets, including those originated	(25,778)	(16,605)

Federal Home Loan Bank stock	—	(50,735)

Other	(52,643)	(21,547)

Net cash used in investing activities	(1,546,971)	(577,083)

Cash flows from financing activities:

Net increase (decrease) in short-term borrowings	(340,690)	1,159,760

Proceeds from long-term borrowings	517,177	555,057

Repayments of long-term borrowings	(509,762)	(983,217)

Increase (decrease) in deposits	1,514,400	(505,309)

Increase (decrease) in advance payments by borrowers for taxes and insurance	(6,641)	3,475

Payment of dividends on common stock	(78,804)	(71,005)

Proceeds from issuance of common stock	31,829	9,452

Purchase of treasury stock	(93,044)	(173,812)

Net cash provided by (used in) financing activities	1,034,465	(5,599)

Net increase (decrease) in cash and cash equivalents	90,324	(161,426)

Cash and cash equivalents, beginning of the period	531,257	693,532

Cash and cash equivalents, end of period	$621,581	$532,106

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$858,057	$656,109

Cash paid for income taxes	—	6,000

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	3,190,525	1,471,076

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2000. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	As of the close of business on July 2, 2001, Charter One completed its acquisition of Alliance Bancorp (“Alliance”), the holding company of Liberty Federal Bank in Hinsdale, Illinois. At June 30, 2001, Alliance had assets of $2.0 billion and deposits of $1.3 billion. Charter One issued 6.9 million shares in conjunction with the merger, and paid $50.2 million in cash consideration. The merger will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase under the new business combinations standards discussed in Note 6 below.

3.	Charter One has one operating segment, consumer banking, which offers a wide array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

4.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s consolidated financial statements. Management does not anticipate that SFAS No. 133 will significantly increase the volatility of earnings or shareholders’ equity reported in future periods.

5.	In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 140 rescinds SFAS No. 127 “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is to be applied prospectively with certain exceptions. The adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

6.	In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements will change the accounting for business combinations and goodwill. SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 will change the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from the result of business combinations initiated after June 30, 2001 will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142 on January 1, 2002. Management expects the annual benefit associated with the elimination of goodwill amortization to be $10.5 million after tax, or $.05 per diluted share.

7.	Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of June 30, 2001, the Bank and its subsidiaries were doing business through 423 full-service branches and 29 loan production offices.

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

RESULTS OF OPERATIONS

Performance Overview

Charter One reported net income of $120.4 million, or $.57 per diluted share, for the three months ended June 30, 2001, compared to net income of $103.3 million, or $.47 per diluted share, for the three months ended June 30, 2000. Both periods included merger-related charges. Excluding the after-tax impact of merger-related charges, our net income resulted in a return on average equity of 18.71% and a return on average assets of 1.42% for the three months ended June 30, 2001. The comparable returns for the second quarter of 2000 were 19.08% and 1.51%, respectively.

For the six months ended June 30, 2001, Charter One reported net income of $235.2 million, or $1.11 per diluted share, compared to net income of $215.0 million, or $.97 per diluted share, for the six months ended June 30, 2000. Both periods included merger-related charges. Excluding the after-tax impact of merger-related charges, our net income resulted in a return on average equity of 18.50% and a return on average assets of 1.40% for the six months ended June 30, 2001. The comparable returns for the 2000 period were 18.84% and 1.51%, respectively.

Figure 1 sets forth financial results and annualized performance ratios for the three and six months ended June 30, 2001 and 2000. The table reflects these financial results and ratios on both an actual and operating return basis. Operating earnings and returns are computed using net income excluding the after-tax impact of merger-related charges. Per share data has been restated to reflect the 5% stock dividend issued September 30, 2000.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Six Months Ended

	6/30/01		6/30/00		6/30/01		6/30/00

	(Dollars in thousands, except per share data)
Actual:

Net income	$120,412		$103,287		$235,202		$214,996

Diluted earnings per share	.57		.47		1.11		.97

Return on average assets	1.42%		1.33%		1.40%		1.40%

Return on average equity	18.70		16.78		18.49		17.51

Average equity to average assets	7.60		7.91		7.56		8.00

Net interest income to administrative expenses	1.51	x	1.39	x	1.53	x	1.50	x

Administrative expenses to average assets	1.78%		2.15%		1.77%		2.02%

Efficiency ratio	42.63		49.86		42.83		47.22

Operating:

Operating earnings	$120,490		$117,462		$235,280		$231,289

Operating earnings per share	.57		.53		1.11		1.04

Return on average assets	1.42%		1.51%		1.40%		1.51%

Return on average equity	18.71		19.08		18.50		18.84

Net interest income to administrative expenses	1.51	x	1.58	x	1.53	x	1.63	x

Administrative expenses to average assets	1.78%		1.88%		1.77%		1.86

Efficiency ratio	42.60		43.50		42.82		43.45

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	6/30/01			6/30/00

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:

Loans and leases	$24,545,830	$458,851	7.48%	$23,716,364	$447,109	7.55%

Mortgage-backed securities:

Available for sale	4,987,864	84,613	6.79	2,765,608	50,065	7.24

Held to maturity	1,320,154	23,283	7.05	1,745,421	30,908	7.08

Investment securities:

Trading	—	—	—	—	—	—

Available for sale	114,039	2,216	7.77	452,191	8,202	7.26

Held to maturity	7,234	91	5.00	29,143	420	5.77

Other interest-earning assets	636,982	10,888	6.76	489,180	8,894	7.19

Total interest-earning assets	31,612,103	579,942	7.34	29,197,907	545,598	7.48

Allowance for loan and lease losses	(192,922)			(183,514)

Noninterest-earning assets	2,466,163			2,136,747

Total assets	$33,885,344			$31,151,140

Interest-bearing liabilities:

Deposits:

Checking accounts	$4,515,967	24,371	2.16%	$3,674,891	13,376	1.46%

Money market and savings accounts	6,293,361	58,149	3.71	5,487,480	41,978	3.08

Certificates of deposit	9,708,127	133,807	5.53	9,607,596	126,314	5.29

Total deposits	20,517,455	216,327	4.23	18,769,967	181,668	3.89

FHLB advances	9,411,921	128,186	5.46	8,959,241	125,425	5.62

Other borrowings	427,597	7,758	7.23	309,641	6,472	8.33

Total borrowings	9,839,518	135,944	5.54	9,268,882	131,897	5.71

Total interest-bearing liabilities	30,356,973	352,271	4.65	28,038,849	313,565	4.49

Noninterest-bearing liabilities	952,391			649,547

Total liabilities	31,309,364			28,688,396

Shareholders’ equity	2,575,980			2,462,744

Total liabilities and shareholders’ equity	$33,885,344			$31,151,140

Net interest income		$227,671			$232,033

Interest rate spread			2.69			2.99

Net yield on average interest-earning assets			2.88			3.18

Average interest-earning assets to average interest-bearing liabilities			104.13%			104.13%

	Six Months Ended

	6/30/01			6/30/00

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:

Loans and leases	$24,480,418	$925,518	7.58%	$23,305,600	$875,219	7.52%

Mortgage-backed securities:

Available for sale	4,820,338	167,337	6.94	2,952,867	105,539	7.15

Held to maturity	1,382,697	49,570	7.17	1,794,968	63,262	7.05

Investment securities:

Trading	—	—	—	368	38	20.56

Available for sale	129,511	5,052	7.80	468,654	17,213	7.35

Held to maturity	8,854	236	5.33	32,412	844	5.21

Other interest-earning assets	615,850	21,505	6.95	495,250	17,553	7.01

Total interest-earning assets	31,437,668	1,169,218	7.45	29,050,119	1,079,668	7.44

Allowance for loan and lease losses	(190,308)			(184,330)

Noninterest-earning assets	2,381,222			1,838,397

Total assets	$33,628,582			$30,704,186

Interest-bearing liabilities:

Deposits:

Checking accounts	$4,238,427	43,302	2.06%	$3,553,099	24,962	1.41%

Money market and savings accounts	6,078,657	110,196	3.66	5,382,067	77,798	2.91

Certificates of deposit	9,835,645	277,286	5.69	9,942,252	259,163	5.24

Total deposits	20,152,729	430,784	4.31	18,877,418	361,923	3.86

FHLB advances	9,614,742	263,933	5.53	8,754,401	239,124	5.49

Other borrowings	479,098	17,349	7.22	346,663	13,585	7.81

Total borrowings	10,093,840	281,282	5.61	9,101,064	252,709	5.57

Total interest-bearing liabilities	30,246,569	712,066	4.75	27,978,482	614,632	4.41

Noninterest-bearing liabilities	838,351			270,184

Total liabilities	31,084,920			28,248,666

Shareholders’ equity	2,543,662			2,455,520

Total liabilities and shareholders’ equity	$33,628,582			$30,704,186

Net interest income		$457,152			$465,036

Interest rate spread			2.70			3.03

Net yield on average interest-earning assets			2.91			3.20

Average interest-earning assets to average interest-bearing liabilities			103.94%			103.83%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis (Figure 3)

	Three Months Ended June 30,			Six Months Ended June 30,

	2001 v. 2000			2001 v. 2000

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest income:

Loans and leases	$(5,464)	$17,206	$11,742	$2,800	$47,499	$50,299

Mortgage-backed securities:

Available for sale	(3,334)	37,882	34,548	(3,114)	64,912	61,798

Held to maturity	(125)	(7,500)	(7,625)	1,071	(14,763)	(13,692)

Investment securities:

Trading	—	—	—	(38)	—	(38)

Available for sale	547	(6,533)	(5,986)	1,007	(13,168)	(12,161)

Held to maturity	(47)	(282)	(329)	20	(628)	(608)

Other interest-earning assets	(559)	2,553	1,994	(261)	4,213	3,952

Total	(8,982)	43,326	34,344	1,485	88,065	89,550

Interest expense:

Checking accounts	7,451	3,544	10,995	12,883	5,457	18,340

Money market and savings accounts	4,970	11,201	16,171	10,735	21,663	32,398

Certificates of deposit	6,156	1,337	7,493	20,921	(2,798)	18,123

FHLB advances	(3,539)	6,300	2,761	1,224	23,585	24,809

Other borrowings	(180)	1,466	1,286	18	3,746	3,764

Total	14,858	23,848	38,706	45,781	51,653	97,434

Change in net interest income	$(23,840)	$19,478	$(4,362)	$(44,296)	$36,412	$(7,884)

Our net interest income for the three months ended June 30, 2001 was $227.7 million, a decrease of $4.4 million from the three months ended June 30, 2000. The net yield on average interest-earning assets during the second quarter of 2001 declined to 2.88% from 3.18% for the comparable period of 2000, reflecting the increase in interest rates during 2000 and our liabilities repricing more quickly than our assets. However, as illustrated in Figure 4, the net yield on interest-earning assets at June 30, 2001 improved to 3.00% from 2.91% at December 31, 2000. This expansion in net yield on interest-earning assets at the end of the second quarter of 2001 was the result of the current declining interest rate environment combined with growth in higher-yielding, shorter-term consumer and commercial loans, as well as increases in our core deposits (checking, money market and savings accounts) which generally have lower interest expense than certificates of deposit and other borrowings. See Figure 6 for a summary of our loan and lease originations and Figure 11 for the composition of our deposits.

Our net interest income for the six months ended June 30, 2001 was $457.2 million, a decrease of $7.9 million from the six months ended June 30, 2000. The net yield on average interest-earning assets during the six months ended June 30, 2001 declined to 2.91% from 3.20% for the comparable period of 2000. See the above paragraph for further discussion on our net yield.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	6/30/01	12/31/00

Weighted average yield:

Real estate loans	7.33%	7.49%

Retail consumer loans	7.18	7.86

Automobile loans	8.45	8.67

Consumer finance	8.41	8.91

Leases(1)	6.22	6.33

Corporate banking loans	7.47	8.89

Total loans and leases	7.43	7.73

Mortgage-backed securities	6.73	7.29

Investment securities	7.90	7.40

Other interest-earning assets	7.13	7.46

Total interest-earning assets	7.27	7.64

Weighted average cost(2):

Checking accounts	2.15	1.73

Money market and savings accounts	3.14	3.29

Certificates of deposit	5.52	5.93

Total deposits	3.99	4.35

FHLB advances	5.39	5.86

Other borrowings	6.84	7.21

Total interest-bearing liabilities	4.46	4.89

Interest rate spread	2.81	2.75

Net yield on interest-earning assets	3.00	2.91

(1)	Excludes impact of related tax benefits.

(2)	Includes the annualized effect of interest rate risk management instruments.

Other Income

Other income for the three months ended June 30, 2001 was $116.7 million, an increase of $17.8 million, or 18.0%, over the $98.9 million for the three months ended June 30, 2000. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $10.4 million, or 16.8%, over the comparable period in 2000. Growth in income from retail banking was attributed to successful integration of past mergers together with ongoing franchise development initiatives. Net gains on sales totaled $25.6 million for the second quarter of 2001, an increase of $22.5 million over the second quarter of 2000. The mortgage-backed securities sold during the quarter were comprised primarily of seasoned one-to-four family mortgages originated by the Bank. These increases in retail banking income and net gains on sales were partially offset by decreases in income from leasing operations and mortgage banking. Income from leasing operations decreased $10.1 million for the second quarter of 2001, as the comparable period of 2000 included the benefit realized from residual values associated with certain lease terminations. The decrease in mortgage banking income of $5.4 million resulted primarily from a $4.0 million increase to the valuation allowance for loan servicing assets.

Other income for the six months ended June 30, 2001 was $220.7 million, an increase of $39.1 million, or 21.6%, over the $181.5 million for the six months ended June 30, 2000. Retail banking income increased $26.0 million, or 22.9%, over the comparable period in 2000. Net gains on sales totaled $41.7 million for the six months ended June 30, 2001, an increase of $35.1 million over the comparable 2000 period. These increases in retail banking income and net gains on sales (discussed in the above paragraph) were partially offset by a $10.5 million decrease in income from leasing operations (discussed in the above paragraph) and a $9.6 million decrease in mortgage banking income. The decline in mortgage banking income resulted from the $4.0 million increase to the valuation allowance for loan servicing assets (discussed in the above paragraph), as well as reduced servicing income following our fourth quarter 2000 sale of $3.0 billion in mortgage servicing and increased amortization of loan servicing assets in the present interest rate environment.

Administrative Expenses

Administrative expenses were $150.8 million for the three months ended June 30, 2001, a decrease of $16.7 million, or 10.0%, as compared to the second quarter of 2000. Each year included merger-related expenses. There were $115,000 of merger-related expenses recorded in the three months ended June 30, 2001, and $20.8 million for the three months ended June 30, 2000. Excluding these merger-related charges, our administrative expenses were $150.7 million for the three months ended June 30, 2001, an increase of $4.0 million over the $146.7 million for the three months ended June 30, 2000. The increase in administrative expenses was primarily attributed to higher marketing costs as we implemented various programs geared to support sales efforts throughout the Bank. Additionally, our loan origination costs increased as a result of our record loan production. See Figure 6 below for a summary of our loan and lease activity. Despite the increase in administrative expenses, our efficiency ratio improved to 42.60% for the three months ended June 30, 2001, compared to 43.50% for the three months ended June 30, 2000. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related charges, to net interest income and other income. See the above discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Administrative expenses were $298.4 million for the six months ended June 30, 2001, a decrease of $11.8 million, or 3.8%, as compared to the 2000 period. Each year included merger-related expenses. There were $115,000 of merger-related expenses recorded in the six months ended June 30, 2001, and $24.1 million for the comparable period in 2000. Excluding these merger-related charges, our administrative expenses were $298.3 million for the six months ended June 30, 2001, an increase of $12.1 million over the $286.2 million for the six months ended June 30, 2000. The reasons for the increase in administrative expenses were substantially the same as for the second quarter results discussed in the above paragraph. Despite the increase in administrative expenses, our efficiency ratio improved to 42.82% for the six months ended June 30, 2001, compared to 43.45% for the comparable period in 2000. See the above discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Federal Income Tax

Federal income tax expense for the three months ended June 30, 2001 was $56.0 million, compared to $48.6 million for the same period in 2000. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.8% for the 2001 period and 32.0% for the comparable 2000 period.

Federal income tax expense for the six months ended June 30, 2001 was $109.4 million, compared to $101.2 million for the same period in 2000. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the 2001 period and 32.0% for the comparable 2000 period.

FINANCIAL CONDITION

Overview

At June 30, 2001, total assets were $34.5 billion, compared to total assets of $33.0 billion at December 31, 2000. Contributing to the increase in total assets was the growth in our mortgage-backed securities available for sale portfolio since December 31, 2000. This portfolio increased primarily due to $3.2 billion in residential loan securitizations that occurred during the six months ended June 30, 2001.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	6/30/01	12/31/00

	(Dollars in thousands)
One-to-four family:

Permanent:

Fixed rate	$5,408,985	$4,543,712

Adjustable rate	3,935,194	5,989,120

Construction	380,735	345,930

	9,724,914	10,878,762

Commercial real estate:

Multifamily	1,035,595	1,115,360

Other	1,038,628	855,266

	2,074,223	1,970,626

Consumer:

Retail	5,454,166	4,631,476

Automobile	3,625,418	3,151,084

Consumer finance	1,073,648	988,879

	10,153,232	8,771,439

Business:

Leasing	1,937,747	1,778,021

Corporate banking	844,582	798,942

	2,782,329	2,576,963

Loans and leases before allowance for loan and lease losses	24,734,698	24,197,790

Allowance for loan and lease losses	(198,378)	(189,616)

Loans and leases, net(1)	$24,536,320	$24,008,174

Portfolio of loans serviced for others	$12,115,754	$10,379,644

(1)	Includes loans held for sale.

Our loan and lease portfolio remains well-diversified. At June 30, 2001, 97% of our loans and leases were collateralized, with 67% backed by one-to-four family and multifamily real estate.

Loan and Lease Activity (Figure 6)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

		(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$2,512,966	$1,394,433	$3,966,889	$2,414,702

Multifamily	5,650	9,374	19,676	14,256

Commercial	65,775	52,613	126,581	109,537

Total permanent loans	2,584,391	1,456,420	4,113,146	2,538,495

Construction:

One-to-four family	203,528	169,119	325,457	268,517

Multifamily	32,327	34,299	70,514	43,863

Commercial	19,207	19,130	105,423	52,784

Total construction loans	255,062	222,548	501,394	365,164

Total real estate loans originated	2,839,453	1,678,968	4,614,540	2,903,659

Retail consumer	1,135,388	617,864	1,719,733	1,039,279

Automobile	688,682	464,193	1,179,307	744,195

Consumer finance	68,657	96,421	125,362	165,538

Leases	111,288	203,137	256,125	307,499

Corporate banking	254,980	210,271	468,965	358,232

Total loans and leases originated	5,098,448	3,270,854	8,364,032	5,518,402

Loans purchased	3,827	4,142	11,723	7,906

Sales and principal reductions:

Loans sold	466,831	113,061	759,925	201,523

Loans exchanged for mortgage-backed securities	1,768,191	1,471,076	3,190,525	1,471,076

Principal reductions	2,306,019	1,382,508	3,903,345	2,622,033

Total sales and principal reductions	4,541,041	2,966,645	7,853,795	4,294,632

Increase before net items	$561,234	$308,351	$521,960	$1,231,676

Investment and Mortgage-Backed Securities

Figures 7 and 8 summarize our investment and mortgage-backed securities portfolios at June 30, 2001 and December 31, 2000. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 7)

	6/30/01	12/31/00

	(Dollars in thousands)
Available for Sale

U.S. Treasury and agency securities	$21,199	$333,900

Corporate notes and commercial paper	71,156	65,532

Other	16,943	27,269

Total investment securities available for sale	109,298	426,701

Held to Maturity

U.S. Treasury and agency securities	—	15,000

Other	6,827	7,514

Total investment securities held to maturity	6,827	22,514

Total	$116,125	$449,215

Weighted average rate	7.90%	7.40%

Mortgage-Backed Securities (Figure 8)

	6/30/01	12/31/00

	(Dollars in thousands)
Available for Sale

Participation certificates:

Government agency issues:

FNMA	$3,876,863	$2,985,852

FHLMC	710,636	59,511

GNMA	1,794	2,209

Collateralized mortgage obligations:

Government agency issues:

FNMA	226,086	225,747

FHLMC	292,931	292,232

GNMA	4,849	6,015

Private issues	507,989	515,630

Total mortgage-backed securities available for sale	5,621,148	4,087,196

Held to Maturity

Participation certificates:

Government agency issues:

FNMA	374,661	433,533

FHLMC	131,959	154,502

GNMA	71,794	84,603

Private issues	113,087	128,407

Collateralized mortgage obligations:

Government agency issues:

FNMA	179,212	202,283

FHLMC	52,606	66,292

Private issues	345,674	436,555

Total mortgage-backed securities held to maturity	1,268,993	1,506,175

Total	$6,890,141	$5,593,371

Weighted average rate	6.73%	7.29%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

	(Dollars in thousands)
Allowance for loan and lease losses:

Balance, beginning of period	$192,991	$185,267	$189,616	$186,400

Provision for loan and lease losses	17,076	11,509	34,804	20,107

Loans and leases charged off:

One-to-four family	(357)	(1,399)	(1,362)	(3,106)

Commercial real estate	(448)	—	(483)	(179)

Retail consumer	(1,694)	(3,674)	(3,649)	(5,879)

Automobile	(8,794)	(6,786)	(18,780)	(13,881)

Consumer finance	(2,537)	(990)	(4,594)	(1,508)

Leases	(262)	—	(262)	—

Corporate banking	(284)	(313)	(1,553)	(436)

Total charge-offs	(14,376)	(13,162)	(30,683)	(24,989)

Recoveries:

One-to-four family	21	258	45	505

Commercial real estate	4	57	5	59

Retail consumer	499	563	920	747

Automobile	1,678	1,515	3,044	3,100

Consumer finance	77	1	128	17

Leases	220	—	220	—

Corporate banking	188	186	279	248

Total recoveries	2,687	2,580	4,641	4,676

Net loan and lease charge-offs	(11,689)	(10,582)	(26,042)	(20,313)

Balance, end of period	$198,378	$186,194	$198,378	$186,194

Net charge-offs to average loans and leases (annualized)	.19%	.18%	.21%	.17%

Figure 10 sets forth information concerning nonperforming assets for the periods reported. Nonperforming assets consist of (1) nonaccrual loans and leases, (2) loans and leases past due 90 days or more as to principal or interest, (3) restructured real estate mortgage loans and (4) real estate acquired through foreclosure and other collateral owned.

Nonperforming Assets (Figure 10)

	6/30/01	12/31/00

	(Dollars in thousands)
Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$71,761	$71,269

Multifamily and commercial	5,566	8,132

Construction and land	6,482	8,806

Total real estate mortgage loans	83,809	88,207

Retail consumer	14,565	11,120

Automobile	47	130

Consumer finance	58,255	48,673

Leases	6,441	—

Corporate banking	15,041	18,707

Total nonaccrual loans and leases	178,158	166,837

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family	—	—

Multifamily and commercial	—	—

Construction and land	—	—

Total real estate mortgage loans	—	—

Retail consumer(1)	2,692	2,586

Automobile	6,709	6,911

Consumer finance	—	—

Leases	412	2,956

Corporate banking	2,076	2,086

Total accruing loans and leases delinquent more than 90 days	11,889	14,539

Restructured real estate mortgage loans	659	666

Total nonperforming loans and leases	190,706	182,042

Real estate acquired through foreclosure and other collateral owned	36,500	27,523

Total nonperforming assets	227,206	209,565

Total government guaranteed loans	19,527	19,225

Nonperforming assets net of government guaranteed loans	$207,679	$190,340

Ratio of:

Nonperforming loans and leases to total loans and leases	.78%	.76%

Nonperforming assets to total assets	.66	.64

Allowance for loan and lease losses to:

Nonperforming loans and leases	104.02	104.16

Total loans and leases before allowance	.80	.78

Ratio of (excluding government guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.70	.68

Nonperforming assets to total assets	.60	.58

Allowance for loan and lease losses to:

Nonperforming loans and leases	115.89	116.46

Total loans and leases before allowance	.80	.78

(1)	Includes government guaranteed loans.

Loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future, totaled $91.6 million and $96.8 million at June 30, 2001 and December 31, 2000, respectively. The vast majority of these loans, as well as our nonperforming assets, are collateralized by real estate. As such, we would anticipate that any losses resulting from possible future charge-offs would be substantially less than the respective loan balances.

SOURCES OF FUNDS

General

Our principal sources of funds are deposits, advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, federal funds purchased and reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. Management also considers our interest-sensitivity profile when deciding on sources of funds. At June 30, 2001, our one-year gap was a negative 2.36% of total assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

Deposits

Deposit flows are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and federal funds purchased and reverse repurchase agreements. Scheduled repricings over the next six months include $6.1 billion in certificates of deposit at an average interest rate of 6%.

Composition of Deposits (Figure 11)

	6/30/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:

Interest-bearing	$3,545,157	3.10%	$2,547,726	2.68%

Noninterest-bearing	1,556,619	—	1,394,186	—

Money market and savings accounts	6,375,715	3.14	5,486,158	3.30

Certificates of deposit	9,642,507	5.72	10,177,601	5.99

Total deposits, net	$21,119,998	4.08	$19,605,671	4.38

Including the effect of interest rate swaps		3.99%		4.35%

Investment securities and mortgage-backed securities with a par value of $544.8 million at June 30, 2001 and $594.6 million at December 31, 2000, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At June 30, 2001, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $13.2 billion in certain real estate loans and $1.4 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	6/30/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$2,660,000	5.09%	$3,410,248	6.09%

Long-term:

Fixed-rate advances	6,300,232	5.63	5,801,551	5.68

Variable-rate advances	424,478	3.81	424,478	6.61

Total advances, net	$9,384,710	5.39%	$9,636,277	5.86%

Interest Rate Risk Management

We utilize fixed receipt callable interest rate swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

Interest Rate Swaps (Figure 13)

	6/30/01					12/31/00

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Variable Receipt
2002	$25,000	5.45	%(1)	6.44%		$25,000	6.94	%(1)	6.44%

Variable Payment and Fixed Receipt
2001	$—	—%		—%		$420,000	6.38%		6.73%

2002	50,000	6.36		4.81		155,000	7.03		6.73

2003	338,000	5.30		4.19		120,000	6.14		6.68

2004	120,000	6.25		4.51		478,000	6.84		6.75

2005	50,000	7.57		4.23		445,000	7.89		6.68

2006	540,000	6.11		4.14		70,000	7.07		6.59

2007	10,000	7.25		4.72		10,000	7.25		6.71

2009	15,000	7.15		3.94		65,000	7.32		6.53

2010	10,000	7.40		3.97		10,000	7.50		6.65

2011	45,000	6.33		4.03		—	—		—

Total	$1,178,000	6.01%		4.22	%(1)	$1,773,000	7.00%		6.71	%(1)

(1)	Rates are based upon LIBOR.

Interest rate risk management reduced interest expense on deposits by $4.8 million and $2.7 million for the three months ended June 30, 2001 and 2000, respectively, and by $8.0 million and $5.7 million for the six months ended June 30, 2001 and 2000, respectively.

Liquidity

We anticipate that we will have sufficient funds available to meet our commitments. At June 30, 2001, we had outstanding commitments to originate loans and leases of $2.2 billion, unfunded consumer lines of credit totaling $3.3 billion and unfunded corporate banking lines of credit totaling $255.2 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $110.0 million as of June 30, 2001. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $8.4 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a program of open market purchases or privately negotiated transactions. As of June 30, 2001, we had purchased 8.6 million shares authorized under this program for a total cost of $213.0 million. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans or subsequent acquisitions.

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

Regulatory Capital (Figure 14)

	6/30/01

					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$2,562,563	10.27%	$1,995,727	>8.00%	$2,494,659	>10.00%

Tier 1 capital to risk-weighted assets	2,363,553	9.47	997,864	>4.00	1,496,795	>6.00

Tier 1 capital to average assets	2,363,553	6.99	1,351,866	>4.00	1,689,832	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	37,806	43.13	7,013	>8.00	8,766	>10.00

Tier 1 capital to risk-weighted assets	37,806	43.13	3,507	>4.00	5,260	>6.00

Tier 1 capital to average assets	37,806	10.43	14,496	>4.00	18,119	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,536,853	10.43	1,945,968	>8.00	2,432,460	>10.00

Tier 1 capital to risk-weighted assets	1,838,590	7.56	N/A	N/A	1,459,476	>6.00

Core capital to adjusted tangible assets	1,858,494	5.44	1,367,000	>4.00	1,708,750	>5.00

Tangible capital to tangible assets	1,858,494	5.44	512,625	>1.50	N/A	N/A

	12/31/00

					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Charter One:

Total capital to risk-weighted assets	$2,448,962	10.29%	$1,904,468	>8.00%	$2,380,585	>10.00%

Tier 1 capital to risk-weighted assets	2,259,030	9.49	952,234	>4.00	1,428,351	>6.00

Tier 1 capital to average assets	2,259,030	6.89	1,310,915	>4.00	1,638,643	>5.00

Charter One Commercial:

Total capital to risk-weighted assets	30,213	30.56	7,910	>8.00	9,887	>10.00

Tier 1 capital to risk-weighted assets	30,213	30.56	3,955	>4.00	5,932	>6.00

Tier 1 capital to average assets	30,213	8.67	13,941	>4.00	17,427	>5.00

Charter One Bank, F.S.B.:

Total capital to risk-weighted assets	2,376,443	10.23	1,858,583	>8.00	2,323,229	>10.00

Tier 1 capital to risk-weighted assets	1,673,360	7.20	N/A	N/A	1,393,938	>6.00

Core capital to adjusted tangible assets	1,687,568	5.15	1,310,207	>4.00	1,637,759	>5.00

Tangible capital to tangible assets	1,687,300	5.15	491,324	>1.50	N/A	N/A

Management believes that, as of June 30, 2001, Charter One, Charter One Commercial and Charter One Bank, F.S.B. individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 15)

	Three Months Ended

	6/30/01	3/31/01	12/31/00	9/30/00	6/30/00

Market price of common stock(1):

High	$31.90	$29.99	$30.00	$25.13	$25.71

Low	26.49	25.40	19.88	21.06	17.27

Close	31.90	28.30	28.88	24.38	21.90

Dividends declared and paid(1)	.20	.18	.18	.17	.17

(1)	Restated to reflect the 5% stock dividend issued September 30, 2000.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2000 Form 10-K. The assumptions used in our model have been updated as of June 30, 2001. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

+200 over one year	(5.81)%	(6.35)%

+100 over one year	(2.72)	(2.56)

–100 over one year	.52	(2.09)

–200 over one year	.96	(4.22)

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II – OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of shareholders on April 18, 2001.

(b) Not applicable.

(c) A brief description of each matter voted on and the results of the shareholder voting is as follows:

		For	Withheld

1.	The election of six directors set forth below:

	Patrick J. Agnew (term ending 2004)	182,424,094	1,807,628

	Denise Marie Fugo (term ending 2004)	182,329,845	1,901,877

	Charles John Koch (term ending 2004)	182,432,742	1,798,980

	Ronald F. Poe (term ending 2004)	182,469,814	1,761,908

	Jerome L. Schostak (term ending 2004)	182,379,652	1,852,070

	Mark Shaevsky (term ending 2004)	182,338,619	1,893,103

					Broker
		For	Against	Abstain	Non-Votes

2.	Ratification of the appointment of Deloitte & Touche LLP as the Company’s

	Independent Auditors.	173,860,201	9,587,548	783,973	0

ITEM 5. Other Information

Cash Dividend – On July 18, 2001, the Company’s Board of Directors declared a regular quarterly cash dividend of $.20 per share. The cash dividend is payable August 20, 2001 to shareholders of record on August 6, 2001.

Additionally, on July 18, 2001, the Company’s Board of Directors declared a 5% stock dividend to be distributed on September 28, 2001 to shareholders of record on September 14, 2001.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11 – Computation of Per Share Earnings

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	August 8, 2001	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)