Form 10-Q
period 2001-09-30
CHARTER ONE FINANCIAL INC
filed 2001-11-14
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
 Yes      X       No

The number of shares outstanding of the registrant’s sole class of common stock as of October 31, 2001 was 224,758,554.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 (unaudited)

	9/30/01	12/31/00

	(Dollars in thousands,
	except per share data)

ASSETS
Cash and deposits with banks	$565,955	$530,771
Federal funds sold and other	504	486

Total cash and cash equivalents	566,459	531,257
Investment securities:
Available for sale	133,409	426,701
Held to maturity (fair value of $7,331 and $22,671)	7,088	22,514
Mortgage-backed securities:
Available for sale	7,390,874	4,087,196
Held to maturity (fair value of $1,167,640 and $1,531,525)	1,129,049	1,506,175
Loans and leases, net	25,194,411	23,950,172
Loans held for sale	204,126	58,002
Bank owned life insurance	798,124	743,509
Federal Home Loan Bank stock	614,603	568,377
Premises and equipment	348,821	323,911
Accrued interest receivable	176,359	165,990
Real estate and other collateral owned	45,642	27,731
Loan servicing assets	148,875	121,735
Goodwill	300,104	172,411
Other assets	244,184	265,746

Total assets	$37,302,128	$32,971,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Checking accounts	$6,405,681	$3,941,912
Money market accounts and savings accounts	6,754,670	5,486,158
Certificates of deposit	10,328,720	10,177,601

Total deposits	23,489,071	19,605,671
Federal Home Loan Bank advances	9,139,367	9,636,277
Reverse repurchase agreements	467,771	262,326
Other borrowings	306,987	284,808
Advance payments by borrowers for taxes and insurance	57,775	60,761
Accrued interest payable	73,908	54,499
Accrued expenses and other liabilities	841,057	610,881

Total liabilities	34,375,936	30,515,223

Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 224,427,720 and 212,684,698 shares issued	2,244	2,127
Additional paid-in capital	2,084,103	1,745,232
Retained earnings	721,430	786,793
Less 0 and 4,456,293 shares of common stock held in treasury at cost	—	(100,545)
Borrowings of employee investment and stock ownership plan	(314)	(1,256)
Accumulated other comprehensive income	118,729	23,853

Total shareholders’ equity	2,926,192	2,456,204

Total liabilities and shareholders’ equity	$37,302,128	$32,971,427

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	Three Months Ended		Nine Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$484,697	$462,766	$1,410,215	$1,337,985
Mortgage-backed securities:
Available for sale	89,819	66,222	257,156	171,761
Held to maturity	20,141	29,442	69,711	92,704
Investment securities:
Trading	—	—	—	38
Available for sale	3,387	8,142	8,439	25,355
Held to maturity	88	417	324	1,261
Other interest-earning assets	10,850	10,529	32,355	28,082

Total interest income	608,982	577,518	1,778,200	1,657,186

Interest expense:
Deposits	224,811	192,399	655,595	554,322
FHLB advances	122,214	151,549	386,147	390,673
Other borrowings	8,633	10,401	25,982	23,986

Total interest expense	355,658	354,349	1,067,724	968,981

Net interest income	253,324	223,169	710,476	688,205
Provision for loan and lease losses	27,109	13,178	61,913	33,285

Net interest income after provision for loan and lease losses	226,215	209,991	648,563	654,920

Other income:
Retail banking	72,285	64,401	211,784	177,899
Mortgage banking	9,637	13,994	27,947	41,947
Leasing operations	2,230	2,022	3,768	14,014
Net gains	26,302	5,522	67,976	12,133
Other	9,691	13,850	29,325	35,311

Total other income	120,145	99,789	340,800	281,304

Administrative expenses:
Compensation and employee benefits	73,951	67,507	207,488	208,986
Net occupancy and equipment	27,051	26,076	80,226	75,991
Federal deposit insurance premiums	1,026	1,066	2,874	3,072
Merger expenses	—	1,961	—	26,064
Amortization of goodwill	4,039	4,045	12,117	12,135
Other administrative expenses	49,183	47,962	150,954	132,626

Total administrative expenses	155,250	148,617	453,659	458,874

Income before income taxes	191,110	161,163	535,704	477,350
Income taxes	60,677	51,571	170,069	152,762

Net income	$130,433	$109,592	$365,635	$324,588

Basic earnings per share(1)	$.58	$.50	$1.65	$1.43

Diluted earnings per share(1)	$.57	$.49	$1.62	$1.41

Average common shares outstanding(1):
Basic	224,709,693	219,848,584	220,456,833	226,407,764

Diluted	230,579,401	224,454,754	226,068,301	230,334,428

Cash dividends declared per share(1)	$.19	$.16	$.55	$.46

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended

	9/30/01	9/30/00

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$365,635	$324,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	61,913	33,285
Net gains	(66,326)	(10,551)
Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	82,912	70,421
Origination of loans held for sale	(1,159,814)	(327,375)
Proceeds from sale of loans held for sale	1,158,869	325,884
Proceeds from investment securities held for trading	—	13,418
Increase (decrease) in accrued interest payable	19,409	(14,685)
Other	269,713	82,998

Net cash provided by operating activities	732,311	497,983

Cash flows from investing activities:
Net principal disbursed on loans and leases	(5,526,718)	(4,434,899)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	378,007	305,291
Mortgage-backed securities available for sale	779,379	207,147
Investment securities held to maturity	15,947	8,286
Investment securities available for sale	356,869	57,091
Proceeds from sale of:
Mortgage-backed securities available for sale	2,990,729	2,978,762
Investment securities available for sale	9,656	13,301
Federal Home Loan Bank stock	15,077	18,346
Purchase of:
Mortgage-backed securities available for sale	(1,207,803)	(149,429)
Investment securities available for sale	(4,398)	(10,696)
Loans	(54,032)	(16,890)
Loan servicing assets, including those originated	(49,059)	(30,495)
Federal Home Loan Bank stock	—	(80,838)
Net cash paid in connection with business combination	(50,245)	—
Other	96,193	(58,858)

Net cash used in investing activities	(2,250,398)	(1,193,881)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,044,555)	(209,739)
Proceeds from long-term borrowings	935,410	2,497,567
Repayments of long-term borrowings	(669,750)	(1,011,046)
Increase (decrease) in deposits	2,533,129	(352,099)
Decrease in advance payments by borrowers for taxes and insurance	(13,073)	(25,304)
Payment of dividends on common stock	(122,098)	(107,242)
Proceeds from issuance of common stock	41,381	18,083
Purchase of treasury stock	(107,155)	(289,001)

Net cash provided by financing activities	1,553,289	521,219

Net increase (decrease) in cash and cash equivalents	35,202	(174,679)
Cash and cash equivalents, beginning of the period	531,257	693,532

Cash and cash equivalents, end of period	$566,459	$518,853

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$1,198,432	$984,047
Cash paid for income taxes	3,500	28,296
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	5,449,048	2,781,889

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2000. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	As of the close of business on July 2, 2001, Charter One completed its acquisition of Alliance Bancorp (“Alliance”), the holding company of Liberty Federal Bank in Hinsdale, Illinois. At June 30, 2001, Alliance had assets of $2.0 billion and deposits of $1.3 billion. Charter One issued 6.9 million shares in conjunction with the merger, and paid $50.2 million in cash consideration. The Company recorded $140.0 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. The merger will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code. The Company accounted for this acquisition as a purchase under the new business combinations standards discussed in Note 6 below, and included the results of operations of Alliance in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2001, is not significant and accordingly, is not provided.

3.	Charter One has one operating segment, consumer banking, which offers a wide array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

4.	Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s consolidated financial statements.

5.	In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” SFAS No. 140 rescinds SFAS No. 127 “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.” SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is to be applied prospectively with certain exceptions. The adoption of SFAS No. 140 did not have a material impact on the Company’s financial condition or results of operations.

6.	In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from the result of business combinations initiated after June 30, 2001 is not amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142 on January 1, 2002. Management has not completed the process of evaluating SFAS No. 142 and therefore has not determined the impact that adopting this statement will have on the Company’s financial position or results of operations.

7.	In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management has not completed the process of evaluating SFAS No. 143 and therefore has not determined the impact that adopting this statement will have on the Company’s financial position or results of operations.

8.	In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. Management has not completed the process of evaluating SFAS No. 144 and therefore has not determined the impact that adopting this statement will have on the Company’s financial position or results of operations.

9.	Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the 2001 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of September 30, 2001, the Bank and its subsidiaries were doing business through 436 full-service branches and 29 loan production offices.

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

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our operating and financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the economic impact of the terrorist attacks on September 11, 2001, and the response of the United States to those attacks;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loan assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of new products and services of Charter One and its subsidiaries and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

RESULTS OF OPERATIONS

Acquisitions

As of the close of business on July 2, 2001, Charter One completed its acquisition of Alliance Bancorp, the holding company of Liberty Federal Bank in Hinsdale, Illinois. At June 30, 2001, Alliance had assets of $2.0 billion and deposits of $1.3 billion. Charter One issued 6.9 million shares in conjunction with the merger, and paid $50.2 million in cash consideration. The Company recorded $140.0 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. The merger will be treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase.

Performance Overview

Charter One reported net income of $130.4 million, or $.57 per diluted share, for the three months ended September 30, 2001, compared to net income of $109.6 million, or $.49 per diluted share, for the three months ended September 30, 2000. The prior year period included merger-related charges. Excluding the after-tax impact of merger-related charges, our net income resulted in a return on average equity of 17.81% and a return on average assets of 1.43% for the three months ended September 30, 2001. The comparable returns for the third quarter of 2000 were 18.96% and 1.37%, respectively.

For the nine months ended September 30, 2001, Charter One reported net income of $365.6 million, or $1.62 per diluted share, compared to net income of $324.6 million, or $1.41 per diluted share, for the nine months ended September 30, 2000. The prior year period included merger-related charges. Excluding the after-tax impact of merger-related charges, our net income resulted in a return on average equity of 18.05% and a return on average assets of 1.39% for the nine months ended September 30, 2001. The comparable returns for the 2000 period were 18.88% and 1.46%, respectively.

Figure 1 sets forth financial results and annualized performance ratios for the three and nine months ended September 30, 2001 and 2000. The table reflects these financial results and ratios on both an actual and operating return basis. Operating earnings and returns are computed using net income excluding the after-tax impact of merger-related charges. Per share data has been restated to reflect the 5% stock dividend issued September 28, 2001.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Nine Months Ended

	9/30/01		9/30/00		9/30/01		9/30/00

	(Dollars in thousands, except per share data)
Actual:
Net income	$130,433		$109,592		$365,635		$324,588
Diluted earnings per share	.57		.49		1.62		1.41
Return on average assets	1.43%		1.35%		1.39%		1.38%
Return on average equity	17.81		18.73		18.05		17.91
Average equity to average assets	8.03		7.21		7.69		7.71
Net interest income to administrative expenses	1.63	x	1.50	x	1.57	x	1.50	x
Administrative expenses to average assets	1.70%		1.83%		1.72%		1.95%
Efficiency ratio	40.49		45.54		42.00		46.66

Operating:
Operating earnings	$130,433		$110,925		$365,635		$342,214
Operating earnings per share	.57		.50		1.62		1.49
Return on average assets	1.43%		1.37%		1.39%		1.46%
Return on average equity	17.81		18.96		18.05		18.88
Net interest income to administrative expenses	1.63	x	1.52	x	1.57	x	1.59	x
Administrative expenses to average assets	1.70%		1.81%		1.72%		1.84%
Efficiency ratio	40.49		44.93		42.00		43.94

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	9/30/01			9/30/00

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$26,538,590	$484,697	7.29%	$24,185,872	$462,766	7.64%
Mortgage-backed securities:
Available for sale	5,545,025	89,819	6.48	3,631,734	66,222	7.29
Held to maturity	1,176,526	20,141	6.85	1,634,755	29,442	7.20
Investment securities:
Available for sale	162,391	3,387	8.34	441,466	8,142	7.38
Held to maturity	6,926	88	5.11	28,090	417	5.94
Other interest-earning assets	642,584	10,850	6.61	554,356	10,529	7.43

Total interest-earning assets	34,072,042	608,982	7.13	30,476,273	577,518	7.57

Allowance for loan and lease losses	(231,028)			(186,036)
Noninterest-earning assets	2,656,029			2,184,945

Total assets	$36,497,043			$32,475,182

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,803,371	36,073	2.47%	$3,708,654	15,516	1.66%
Money market and savings accounts	6,741,797	53,194	3.13	5,480,546	45,431	3.30
Certificates of deposit	10,406,778	135,544	5.17	9,321,115	131,452	5.61

Total deposits	22,951,946	224,811	3.89	18,510,315	192,399	4.14

FHLB advances	9,280,037	122,214	5.22	10,336,097	151,549	5.83
Other borrowings	548,888	8,633	6.23	550,075	10,401	7.53

Total borrowings	9,828,925	130,847	5.28	10,886,172	161,950	5.91

Total interest-bearing liabilities	32,780,871	355,658	4.30	29,396,487	354,349	4.79

Noninterest-bearing liabilities	787,228			738,021

Total liabilities	33,568,099			30,134,508
Shareholders’ equity	2,928,944			2,340,674

Total liabilities and shareholders’ equity	$36,497,043			$32,475,182

Net interest income		$253,324			$223,169

Interest rate spread			2.83			2.78
Net yield on average interest-earning assets			2.97			2.93
Average interest-earning assets to average interest-bearing liabilities			103.94%			103.67%

	Nine Months Ended

	9/30/01			9/30/00

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$25,398,713	$1,410,215	7.41%	$23,605,514	$1,337,985	7.56%
Mortgage-backed securities:
Available for sale	5,066,129	257,156	6.77	3,180,808	171,761	7.20
Held to maturity	1,313,218	69,711	7.08	1,741,174	92,704	7.10
Investment securities:
Trading	—	—	—	244	38	20.63
Available for sale	141,016	8,439	7.98	461,581	25,355	7.32
Held to maturity	8,204	324	5.27	30,961	1,261	5.43
Other interest-earning assets	633,147	32,355	6.74	520,611	28,082	7.09

Total interest-earning assets	32,560,427	1,778,200	7.28	29,540,893	1,657,186	7.48

Allowance for loan and lease losses	(204,031)			(184,903)
Noninterest-earning assets	2,743,053			1,987,550

Total assets	$35,099,449			$31,343,540

Interest-bearing liabilities:
Deposits:
Checking accounts	$4,828,778	79,375	2.20%	$3,600,759	40,479	1.50%
Money market and savings accounts	6,382,528	163,390	3.42	5,415,133	123,228	3.04
Certificates of deposit	10,287,201	412,830	5.37	9,733,695	390,615	5.36

Total deposits	21,498,507	655,595	4.08	18,749,587	554,322	3.95

FHLB advances	9,554,422	386,147	5.40	9,285,482	390,673	5.61
Other borrowings	502,617	25,982	6.86	414,585	23,986	7.68

Total borrowings	10,057,039	412,129	5.47	9,700,067	414,659	5.70

Total interest-bearing liabilities	31,555,546	1,067,724	4.52	28,449,654	968,981	4.55

Noninterest-bearing liabilities	843,286			476,946

Total liabilities	32,398,832			28,926,600
Shareholders’ equity	2,700,617			2,416,940

Total liabilities and shareholders’ equity	$35,099,449			$31,343,540

Net interest income		$710,476			$688,205

Interest rate spread			2.76			2.93
Net yield on average interest-earning assets			2.91			3.11
Average interest-earning assets to average interest-bearing liabilities			103.18%			103.84%

Figure 3 sets forth the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate.

Rate/Volume Analysis (Figure 3)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001 v. 2000			2001 v. 2000

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest income:
Loans and leases	$(22,433)	$44,364	$21,931	$(31,906)	$104,136	$72,230
Mortgage-backed securities:
Available for sale	(8,076)	31,673	23,597	(10,865)	96,260	85,395
Held to maturity	(1,396)	(7,905)	(9,301)	(274)	(22,719)	(22,993)
Investment securities:
Trading	—	—	—	(38)	—	(38)
Available for sale	950	(5,705)	(4,755)	2,088	(19,004)	(16,916)
Held to maturity	(53)	(276)	(329)	(37)	(900)	(937)
Other interest-earning assets	(1,245)	1,566	321	(1,535)	5,808	4,273

Total	(32,253)	63,717	31,464	(42,567)	163,581	121,014

Interest expense:
Checking accounts	9,491	11,066	20,557	22,390	16,506	38,896
Money market and savings accounts	(5,014)	12,777	7,763	3,670	36,492	40,162
Certificates of deposit	(10,527)	14,619	4,092	3	22,212	22,215
FHLB advances	(14,680)	(14,655)	(29,335)	(15,575)	11,049	(4,526)
Other borrowings	(1,946)	178	(1,768)	(2,039)	4,035	1,996

Total	(22,676)	23,985	1,309	8,449	90,294	98,743

Change in net interest income	$(9,577)	$39,732	$30,155	$(51,016)	$73,287	$22,271

Our net interest income for the three months ended September 30, 2001 was $253.3 million, an increase of $30.2 million from the three months ended September 30, 2000. The net yield on average interest-earning assets during the third quarter of 2001 increased to 2.97% from 2.93% for the comparable period of 2000, reflecting the current declining interest rate environment combined with the benefits realized from the maturity and repricing of higher interest rate certificates of deposit and wholesale borrowings during the quarter. The maturity and repricing of these higher interest rate liabilities more than offset the downward pricing of assets in this lower interest rate environment.

Our net interest income for the nine months ended September 30, 2001 was $710.5 million, an increase of $22.3 million from the nine months ended September 30, 2000. The net yield on average interest-earning assets during the nine months ended September 30, 2001 declined to 2.91% from 3.11% for the comparable period of 2000, reflecting the increase in interest rates during 2000 and our liabilities repricing more quickly than our assets in 2000. However, as discussed in the above paragraph, our net yield on average interest-earning assets has shown improvement during 2001 as a result of the declining interest rate environment combined with the benefits realized from the maturity and repricing of higher interest rate certificates of deposit and wholesale borrowings. During the fourth quarter of 2001, $3.7 billion of additional higher interest rate liabilities is scheduled to mature. See “Sources of Funds” below for further discussion.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	9/30/01	12/31/00

Weighted average yield:
Real estate loans	7.30%	7.49%
Retail consumer loans	6.90	7.86
Automobile loans	8.16	8.67
Consumer finance	8.33	8.91
Leases(1)	6.05	6.33
Corporate banking loans	7.11	8.89
Total loans and leases	7.30	7.73
Mortgage-backed securities	6.46	7.29
Investment securities	8.15	7.40
Other interest-earning assets	6.88	7.46
Total interest-earning assets	7.10	7.64
Weighted average cost(2):
Checking accounts	2.45	1.73
Money market and savings accounts	2.72	3.29
Certificates of deposit	4.84	5.93
Total deposits	3.58	4.35
FHLB advances	5.12	5.86
Other borrowings	5.31	7.21
Total interest-bearing liabilities	4.04	4.89
Interest rate spread	3.06	2.75
Net yield on interest-earning assets	3.21	2.91

(1)	Excludes impact of related tax benefits.

(2)	Includes the annualized effect of interest rate risk management instruments.

Other Income

Other income for the three months ended September 30, 2001 was $120.1 million, an increase of $20.4 million, or 20.4%, over the $99.8 million for the three months ended September 30, 2000. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $7.9 million, or 12.2%, over the comparable period in 2000. Growth in income from retail banking was attributed to ongoing franchise development initiatives. Net gains on sales totaled $26.3 million for the third quarter of 2001, an increase of $20.8 million over the third quarter of 2000. The mortgage-backed securities sold during the quarter were comprised primarily of seasoned one-to-four family mortgages originated by the Bank. These increases in retail banking income and net gains on sales were partially offset by a decrease in income from mortgage banking. The decrease in mortgage banking income of $4.4 million resulted primarily from a $4.0 million increase to the valuation allowance for loan servicing assets in response to faster prepayment speeds on single-family mortgages resulting from higher levels of refinancings.

Other income for the nine months ended September 30, 2001 was $340.8 million, an increase of $59.5 million, or 21.2%, over the $281.3 million for the nine months ended September 30, 2000. Retail banking income increased $33.9 million, or 19.0%, over the comparable period in 2000. Net gains on sales totaled $68.0 million for the nine months ended September 30, 2001, an increase of $55.8 million over the comparable 2000 period. These increases in retail banking income and net gains on sales (discussed in the above paragraph) were partially offset by a $14.0 million decrease in mortgage banking income and a $10.2 million decrease in income from leasing operations. The decline in mortgage banking income resulted from the $8.0 million increase to the valuation allowance for loan servicing assets during the second and third quarter of 2001 in response to faster prepayment speeds on single-family mortgages resulting from higher levels of refinancings, as well as reduced servicing income following our fourth quarter 2000 sale of $3.0 billion in mortgage servicing. Income from leasing operations decreased $10.2 million for the nine months ended September 30, 2001, as the comparable period of 2000 included the benefit realized from residual values associated with certain lease terminations.

Administrative Expenses

Administrative expenses were $155.3 million for the three months ended September 30, 2001, an increase of $6.6 million, or 4.5%, as compared to the third quarter of 2000. There were $2.0 million of merger-related expenses recorded in the three months ended September 30, 2000. Excluding these merger-related charges, our administrative expenses were $146.7 million for the three months ended September 30, 2000. The increase in administrative expenses was primarily attributed to our acquisition of Alliance during the third quarter of 2001. Despite the increase in administrative expenses, our efficiency ratio improved to 40.49% for the three months ended September 30, 2001, from 44.93% for the three months ended September 30, 2000. The efficiency ratio is the ratio of administrative expenses, excluding goodwill amortization and merger-related charges, to net interest income and other income.

Administrative expenses were $453.7 million for the nine months ended September 30, 2001, a decrease of $5.2 million, or 1.1%, as compared to the 2000 period. The 2000 period included merger-related expenses of $26.1 million. Excluding these merger-related charges, our administrative expenses were $432.8 million for the nine months ended September 30, 2000. The increases in administrative expenses were attributable to our acquisition of Alliance, as well as higher marketing costs as we implemented various programs geared to support sales efforts throughout the Bank. Lastly, our loan origination costs increased as a result of our record loan production. Despite the increase in administrative expenses, our efficiency ratio improved to 42.00% for the nine months ended September 30, 2001, from 43.94% for the comparable period in 2000.

Federal Income Tax

Federal income tax expense for the three months ended September 30, 2001 was $60.7 million, compared to $51.6 million for the same period in 2000. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the 2001 period and 32.0% for the comparable 2000 period.

Federal income tax expense for the nine months ended September 30, 2001 was $170.1 million, compared to $152.8 million for the same period in 2000. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the 2001 period and 32.0% for the comparable 2000 period.

FINANCIAL CONDITION

Overview

At September 30, 2001, total assets were $37.3 billion, compared to total assets of $33.0 billion at December 31, 2000. Contributing to the increase in total assets was our acquisition of Alliance. As discussed above in “Results of Operations,” Alliance had assets of $2.0 billion. Additionally, we have experienced growth in our mortgage-backed securities available for sale portfolio since December 31, 2000. This portfolio increased primarily due to $5.5 billion in residential loan securitizations that occurred during the nine months ended September 30, 2001.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	9/30/01	12/31/00

	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$5,812,007	$4,543,712
Adjustable rate	3,753,921	5,989,120
Construction	411,186	345,930

	9,977,114	10,878,762

Commercial real estate:
Multifamily	1,240,894	1,115,360
Other	1,276,072	855,266

	2,516,966	1,970,626

Consumer:
Retail	4,910,435	4,631,476
Automobile	4,259,625	3,151,084
Consumer finance	1,066,613	988,879

	10,236,673	8,771,439

Business:
Leasing	2,008,167	1,778,021
Corporate banking	895,221	798,942

	2,903,388	2,576,963

Loans and leases before allowance for loan and lease losses	25,634,141	24,197,790
Allowance for loan and lease losses	(235,604)	(189,616)

Loans and leases, net(1)	$25,398,537	$24,008,174

Portfolio of loans serviced for others	$13,862,069	$10,379,644

(1)	Includes loans held for sale.

Our loan and lease portfolio remains well-diversified. At September 30, 2001, 95% of our loans and leases were collateralized, with 64% backed by one-to-four family and multifamily real estate.

Loan and Lease Activity (Figure 6)

	Three Months Ended		Nine Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$2,015,708	$1,381,679	$5,982,597	$3,796,381
Multifamily	21,003	15,380	40,679	29,636
Commercial	19,953	61,687	146,534	171,224

Total permanent loans	2,056,664	1,458,746	6,169,810	3,997,241

Construction:
One-to-four family	16,765	173,190	342,222	441,707
Multifamily	60,506	23,494	131,020	67,357
Commercial	68,526	31,036	173,949	83,820

Total construction loans	145,797	227,720	647,191	592,884

Total real estate loans originated	2,202,461	1,686,466	6,817,001	4,590,125

Retail consumer	948,975	533,559	2,668,708	1,572,838
Automobile	900,593	597,303	2,079,900	1,341,498
Consumer finance	70,161	157,049	195,523	322,587
Leases	141,386	258,647	397,511	566,146
Corporate banking	273,105	211,515	742,070	569,747

Total loans and leases originated	4,536,681	3,444,539	12,900,713	8,962,941

Loans purchased	1,406,582	8,984	1,418,305	16,890

Sales and principal reductions:
Loans sold	399,889	125,852	1,159,814	327,375
Loans exchanged for mortgage-backed securities	2,258,523	1,310,813	5,449,048	2,781,889
Principal reductions	2,225,932	1,532,501	6,129,277	4,154,534

Total sales and principal reductions	4,884,344	2,969,166	12,738,139	7,263,798

Increase before net items	$1,058,919	$484,357	$1,580,879	$1,716,033

Investment and Mortgage-Backed Securities

Figures 7 and 8 summarize our investment and mortgage-backed securities portfolios at September 30, 2001 and December 31, 2000. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 7)

	9/30/01	12/31/00

	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$31,314	$333,900
Corporate notes and commercial paper	95,506	65,532
Other	6,589	27,269

Total investment securities available for sale	133,409	426,701

Held to Maturity
U.S. Treasury and agency securities	263	15,000
Other	6,825	7,514

Total investment securities held to maturity	7,088	22,514

Total	$140,497	$449,215

Weighted average rate	8.15%	7.40%

Mortgage-Backed Securities (Figure 8)

	9/30/01	12/31/00

	(Dollars in thousands)
Available for Sale
Participation certificates:
Government agency issues:
FNMA	$5,469,823	$2,985,852
FHLMC	749,145	59,511
GNMA	33,992	2,209
Collateralized mortgage obligations:
Government agency issues:
FNMA	225,633	225,747
FHLMC	327,316	292,232
GNMA	4,079	6,015
Private issues	580,886	515,630

Total mortgage-backed securities available for sale	7,390,874	4,087,196

Held to Maturity
Participation certificates:
Government agency issues:
FNMA	340,724	433,533
FHLMC	119,039	154,502
GNMA	64,511	84,603
Private issues	100,064	128,407
Collateralized mortgage obligations:
Government agency issues:
FNMA	165,959	202,283
FHLMC	44,143	66,292
Private issues	294,609	436,555

Total mortgage-backed securities held to maturity	1,129,049	1,506,175

Total	$8,519,923	$5,593,371

Weighted average rate	6.46%	7.29%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended		Nine Months Ended

	9/30/01	9/30/00	9/30/01	9/30/00

	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$198,378	$186,194	$189,616	$186,400
Provision for loan and lease losses	27,109	13,178	61,913	33,285
Acquired through business combination	33,782	—	33,782	—
Loans and leases charged off:
One-to-four family	(800)	(1,117)	(2,162)	(4,223)
Commercial real estate	(26)	—	(509)	(179)
Retail consumer	(2,123)	(2,997)	(5,772)	(8,876)
Automobile	(8,243)	(6,414)	(27,023)	(20,295)
Consumer finance	(3,762)	(949)	(8,356)	(2,457)
Leases	(7,234)	—	(7,496)	—
Corporate banking	(3,903)	(153)	(5,456)	(589)

Total charge-offs	(26,091)	(11,630)	(56,774)	(36,619)

Recoveries:
One-to-four family	74	143	119	648
Commercial real estate	19	36	24	95
Retail consumer	402	229	1,322	976
Automobile	1,756	1,402	4,800	4,502
Consumer finance	73	—	201	17
Leases	—	—	220	—
Corporate banking	102	31	381	279

Total recoveries	2,426	1,841	7,067	6,517

Net loan and lease charge-offs	(23,665)	(9,789)	(49,707)	(30,102)

Balance, end of period	$235,604	$189,583	$235,604	$189,583

Net charge-offs to average loans and leases (annualized)	.36%	.16%	.26%	.17%

Annualized net charge-offs increased to .36% of average loans for the third quarter of 2001 and .26% for the nine months ended September 30, 2001. The sequential increase from the second quarter level of .19% was primarily attributable to bankruptcy-related charge-offs associated with three commercial lease and corporate banking customers. Although such charge-offs are a by-product of a weakening economy, these three credits are not indicative of any systemic concerns. The portfolio remains stable with delinquencies and charge-offs continuing to be very manageable, as evidenced by the decline in the level of nonperforming assets. See Figure 10 for more information on our nonperforming assets.

Consistent with prior quarters, and in light of the softening economy, the provision for loan and lease losses exceeded net charge-offs by $3.4 million during the quarter. The ratio of the allowance for loan and lease losses to total loans has increased from .78% at December 31, 2000 to .92% at September 30, 2001 due to the significant level of loan securitizations activity this year, the Alliance transaction, and the year-to-date loan loss provision exceeding charge-offs by $12.2 million.

Figure 10 sets forth information concerning nonperforming assets for the periods reported. Nonperforming assets consist of (1) nonaccrual loans and leases, (2) loans and leases past due 90 days or more as to principal or interest, (3) restructured real estate mortgage loans and (4) real estate acquired through foreclosure and other collateral owned.

Nonperforming Assets (Figure 10)

	9/30/01	12/31/00

	(Dollars in thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family(1)	$77,094	$71,269
Multifamily and commercial	8,046	8,132
Construction and land	4,182	8,806

Total real estate mortgage loans	89,322	88,207
Retail consumer	16,156	11,120
Automobile	24	130
Consumer finance	63,198	48,673
Leases	2,687	—
Corporate banking	9,455	18,707

Total nonaccrual loans and leases	180,842	166,837

Accruing loans and leases delinquent more than 90 days:
Real estate mortgage loans:
One-to-four family	—	—
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	—	—
Retail consumer(1)	3,149	2,586
Automobile	6,437	6,911
Consumer finance	—	—
Leases	62	2,956
Corporate banking	1,991	2,086

Total accruing loans and leases delinquent more than 90 days	11,639	14,539

Restructured real estate mortgage loans	656	666

Total nonperforming loans and leases	193,137	182,042
Real estate acquired through foreclosure and other collateral owned	41,955	27,523

Total nonperforming assets	235,092	209,565
Total government guaranteed loans	21,439	19,225

Nonperforming assets net of government guaranteed loans	$213,653	$190,340

Ratio of:
Nonperforming loans and leases to total loans and leases	.76%	.76%
Nonperforming assets to total assets	.63	.64
Allowance for loan and lease losses to:
Nonperforming loans and leases	121.99	104.16
Total loans and leases before allowance	.92	.78
Ratio of (excluding government guaranteed nonperforming loans):
Nonperforming loans and leases to total loans and leases	.68	.68
Nonperforming assets to total assets	.57	.58
Allowance for loan and lease losses to:
Nonperforming loans and leases	137.22	116.46
Total loans and leases before allowance	.92	.78

(1)	Includes government guaranteed loans.

Loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future, totaled $148.9 million and $96.8 million at September 30, 2001 and December 31, 2000, respectively. The increase was primarily attributable to the acquisition of Alliance. The vast majority of these loans, as well as our nonperforming assets, are collateralized. As such, we would anticipate that any losses resulting from possible future charge-offs would be substantially less than the respective loan balances.

With respect to certain industries that could be affected by the events of September 11, 2001, the Company's loan and lease portfolio includes $265.5 million of leases with domestic airlines secured principally by aircraft and commitments of $54.4 million of commercial real estate loans secured by hotels, of which $40.0 million was disbursed as of quarter end. All relationships were current at September 30, 2001, and in many cases, are further supported by various recourse or residual guaranty levels. The combined exposure to these industries represents less than 1% of the Company's assets. Given the current payment status of these relationships and strength of the various borrowers or lessees, together with the significant diversification by carrier, maturity and equipment in the aircraft portfolio, no material charge-offs are presently anticipated in these portfolios.

SOURCES OF FUNDS

General

Our principal sources of funds are deposits, advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, federal funds purchased and reverse repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. Management also considers our interest-sensitivity profile when deciding on sources of funds. At September 30, 2001, our one-year gap was 4.44% of total assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

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

Scheduled maturities over the next three months include $2.5 billion in certificates of deposit at an average interest rate of 5.85%.

Composition of Deposits (Figure 11)

	9/30/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:
Interest-bearing	$4,840,344	3.25%	$2,547,726	2.68%
Noninterest-bearing	1,565,337	—	1,394,186	—
Money market and savings accounts	6,754,670	2.72	5,486,158	3.30
Certificates of deposit	10,328,720	5.10	10,177,601	5.99

Total deposits, net	$23,489,071	3.69	$19,605,671	4.38

Including the effect of interest rate swaps		3.58%		4.35%

Investment securities and mortgage-backed securities with a par value of $456.8 million at September 30, 2001 and $594.6 million at December 31, 2000, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At September 30, 2001, borrowings primarily consisted of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $12.9 billion in certain real estate loans and $957.6 million in mortgage-backed securities.

Scheduled maturities over the next three months include $1.2 billion of long-term, fixed-rate advances at an average interest rate of 4%.

Federal Home Loan Bank Advances (Figure 12)

	9/30/01		12/31/00

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$1,519,873	4.01%	$3,410,248	6.09%
Long-term:
Fixed-rate advances	7,194,509	5.54	5,801,551	5.68
Variable-rate advances	409,604	3.05	424,478	6.52

Total advances	9,123,986	5.17	9,636,277	5.86
Plus unamortized premium on advances	15,381	—	—	—

Total advances, net	$9,139,367	5.11	$9,636,277	5.86

Including the effect of interest rate swaps		5.12%		5.86%

Interest Rate Risk Management

We utilize fixed receipt callable interest rate swaps to convert certain of our longer term callable certificates of deposit into short-term variable instruments. Under these agreements we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR.

We utilize variable receipt interest rate swaps to convert certain of our floating-rate liabilities into fixed-rate instruments. Under these agreements we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts.

Interest Rate Swaps (Figure 13)

	9/30/01					12/31/00

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

	(Dollars in thousands)
Fixed Payment and Variable Receipt
2002	$25,000	3.73%		6.44%		$25,000	6.94%		6.44%
2003	409,605	3.22		3.55		—	—		—

Total	$434,605	3.25	%(1)	3.71%		$25,000	6.94	%(1)	6.44%

Variable Payment and Fixed Receipt
2001	$—	—%		—%		$420,000	6.38%		6.73%
2002	—	—		—		155,000	7.03		6.73
2003	320,000	4.69		3.44		120,000	6.14		6.68
2004	—	—		—		478,000	6.84		6.75
2005	20,000	7.41		3.71		445,000	7.89		6.68
2006	825,000	5.92		3.41		70,000	7.07		6.59
2007	10,000	7.25		3.70		10,000	7.25		6.71
2009	—	—		—		65,000	7.32		6.53
2010	10,000	7.40		3.41		10,000	7.50		6.65
2011	45,000	6.33		3.27		—	—		—

Total	$1,230,000	5.66%		3.42	%(1)	$1,773,000	7.00%		6.71	%(1)

(1)	Rates are based upon LIBOR.

Interest rate risk management instruments reduced interest expense as follows:

Net Benefit of Interest Risk Management (Figure 14)

	Three months ended		Nine months ended

	9/30/01	9/30/00	9/30/01	9/30/00

	(Dollars in thousands)
Interest expense (income):
Deposits	$(5,633)	$(1,548)	$(13,641)	$(7,220)
FHLB advances	42	—	42	—

Total net benefit	$(5,591)	$(1,548)	$(13,599)	$(7,220)

Liquidity

We anticipate that we will have sufficient funds available to meet our commitments. At September 30, 2001, we had outstanding commitments to originate loans and leases of $1.6 billion, unfunded consumer lines of credit totaling $3.6 billion and unfunded corporate banking lines of credit totaling $206 million. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $103.2 million as of September 30, 2001. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $8.8 billion. We believe that a significant portion of the amounts maturing will remain with us because they are retail deposits. We believe we have significant borrowing capacity with the FHLB and investment banking firms to meet any need for additional borrowings and sources of funds.

Capital and Dividends

On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10% of the Company’s outstanding common stock in a program of open market purchases or privately negotiated transactions. As of September 30, 2001, we had purchased 9.1 million shares authorized under this program for a total cost of $227.1 million. The repurchased shares were reissued in connection with employee benefit plans and the 5% stock dividend issued September 28, 2001.

On September 12, 2001, the Company entered into an agreement with a third party that provides the Company with an option to purchase up to $100 million of Charter One common stock through the use of forward transactions. These transactions can be settled no later than January 8, 2002, at Charter One’s election, on a physical, net cash or net share basis. In the case of net cash or net share settlement, the amount at which these forward purchases can be settled depends principally upon the future market price of Charter One’s common stock as compared with the forward purchase price per share and the number of shares to be settled. As of November 5, 2001, the Company had entered into transactions involving 2.1 million shares at a cost of $57.9 million for settlement in January 2002. These transactions have not been reflected as a reduction in common shares or shareholders’ equity.

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Regulatory Capital (Figure 15)

	9/30/01

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,728,380	10.28%	$2,124,275	>8.00%	$2,655,343	>10.00%
Tier 1 capital to risk-weighted assets	2,492,775	9.39	1,062,137	>4.00	1,593,206	>6.00
Tier 1 capital to average assets	2,492,775	6.90	1,445,398	>4.00	1,806,747	>5.00
Charter One Commercial:
Total capital to risk-weighted assets	38,795	50.54	6,141	>8.00	7,677	>10.00
Tier 1 capital to risk-weighted assets	38,795	50.54	3,071	>4.00	4,606	>6.00
Tier 1 capital to average assets	38,795	15.15	10,246	>4.00	12,808	>5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,710,855	10.45	2,074,997	>8.00	2,593,746	>10.00
Tier 1 capital to risk-weighted assets	1,972,088	7.60	N/A	N/A	1,556,248	>6.00
Core capital to adjusted tangible assets	1,992,753	5.43	1,466,980	>4.00	1,833,725	>5.00
Tangible capital to tangible assets	1,992,753	5.43	550,118	>1.50	N/A	N/A

	12/31/00

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,448,962	10.29%	$1,904,468	>8.00%	$2,380,585	>10.00%
Tier 1 capital to risk-weighted assets	2,259,030	9.49	952,234	>4.00	1,428,351	>6.00
Tier 1 capital to average assets	2,259,030	6.89	1,310,915	>4.00	1,638,643	>5.00
Charter One Commercial:
Total capital to risk-weighted assets	30,213	30.56	7,910	>8.00	9,887	>10.00
Tier 1 capital to risk-weighted assets	30,213	30.56	3,955	>4.00	5,932	>6.00
Tier 1 capital to average assets	30,213	8.67	13,941	>4.00	17,427	>5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,376,443	10.23	1,858,583	>8.00	2,323,229	>10.00
Tier 1 capital to risk-weighted assets	1,673,360	7.20	N/A	N/A	1,393,938	>6.00
Core capital to adjusted tangible assets	1,687,568	5.15	1,310,207	>4.00	1,637,759	>5.00
Tangible capital to tangible assets	1,687,300	5.15	491,324	>1.50	N/A	N/A

Management believes that, as of September 30, 2001, Charter One, Charter One Commercial and Charter One Bank, F.S.B. individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	9/30/01	6/30/01	3/31/01	12/31/00	9/30/00

Market price of common stock(1):
High	$31.41	$30.38	$28.56	$28.57	$23.93
Low	23.40	25.23	24.19	18.93	20.06
Close	28.22	30.38	26.95	27.50	23.22
Dividends declared and paid(1)	.19	.19	.17	.17	.16

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2000 Form 10-K. The assumptions used in our model were updated as of June 30, 2001, and the results disclosed in our Form 10-Q for the quarterly period ended June 30, 2001. No material changes in the assumptions used or results obtained from the model have occurred since June 30, 2001.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II — OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend — On October 24, 2001, the Company’s Board of Directors declared a regular quarterly cash dividend of $.20 per share. The cash dividend is payable November 20, 2001 to shareholders of record on November 6, 2001.

Acquisition — On October 31, 2001, the Company announced that its principal subsidiary, Charter One Bank, F.S.B., will acquire the branches and retail deposits of Superior Federal Bank, F.S.B. Illinois-based Superior Federal Bank, F.S.B. was the conservatorship established by the FDIC after Superior Bank, F.S.B. was closed on July 27, 2001. Superior Federal has 17 branches and $1.1 billion in deposits.

In its agreement with the FDIC, Charter One will pay $52.4 million in cash for the franchise, or $34.0 million after tax, equivalent to an after-tax deposit premium of just over 3%. Former Superior savings customers will be able to bank at Charter One branches and ATMs by the first quarter of 2002.

In addition to assuming all the deposits, Charter One is acquiring approximately $45 million of Superior’s assets. These assets consist mainly of home equity lines of credit, overdrafts assigned to each branch location, cash and cash equivalents. Alliance Funding, which held the mortgage origination and loan servicing operations of the former Superior Bank, is not included in the transaction.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: The index of exhibits has been filed as separate pages of our Form 10-Q for the quarterly period ended September 30, 2001, and is available to shareholders on request from the Company’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	November 14, 2001	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16311), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 28, 1999 (File No. 0-16311), is incorporated herein by reference.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-16311), is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana are filed herein. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-16311), is incorporated herein by reference.

10.9	Form of Employment Agreement between Charter One and Leonard S. Simon, filed on August 8, 1997 as Exhibit 10.14 to Registrant’s Registration Statement on Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.10	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

1

10.11	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.15	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19843), is incorporated herein by reference.

10.18	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992, is incorporated herein by reference.

10.19	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-16311), is incorporated herein by reference.

10.20	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

10.21	1997 Long-Term Incentive Stock Benefit Plan of Alliance Bancorp, filed on July 27, 2001, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-57196), is incorporated herein by reference.

10.22	1994 Incentive Stock Option Plan of Hinsdale Financial Corporation, filed on July 27, 2001, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-57196), is incorporated herein by reference.

10.23	1992 Stock Option Plan for Outside Directors of Hinsdale Financial Corporation, filed on July 27, 2001, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-57196), is incorporated herein by reference.

10.24	1992 Incentive Stock Option Plan of Hinsdale Financial Corporation, filed on July 27, 2001, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-57196), is incorporated herein by reference.

10.25	1991 Incentive Stock Option Plan of Liberty Bancorp, Inc., as amended and restated, filed on July

2

27, 2001, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-57196), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

3