Form 10-K
period 2001-12-31
CHARTER ONE FINANCIAL INC
filed 2002-03-15
CIK 819692

shareholder message
management team message
uncompromising vision
obsessive execution
aggressive culture
attracting great customers
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
EX-11 COMPUTATION OF PER SHARE EARNINGS
EX-21 SUBSIDIARIES OF THE REGISTRANTS
EX-23 CONSENT OF DELOITTE & TOUCHE LLP

l e a d e r s h i p + p e r f o r m a n c e =

annual  report  2001

CHARTER ONE
                   FINANCIAL, INC.®

charter one’s
S U C C E S S
is not a matter of chance

shareholder message 4-6 management team message 7
uncompromising vision 8-9 obsessive execution 10-11 aggressive culture 12-13 attracting great customers 14-15

we achieve great
     r e s u l t s

	2001	2000	1999

Net interest income	$990,416	$903,035	$934,104

Other income	473,624	392,871	230,597

Recurring administrative expenses(1)	629,662	574,464	569,801

Operating earnings(1)	500,714	453,918	432,099

Net income	500,714	433,962	333,976

Earnings per share(2):

Operating earnings(1)	2.21	1.99	1.80

Net income	2.21	1.90	1.39

Return on average assets:

Using operating earnings(1)	1.41%	1.43%	1.39%

Using net income	1.41%	1.36%	1.08%

Return on average equity:

Using operating earnings(1)	18.17%	18.82%	17.46%

Using net income	18.17%	18.00%	13.50%

Return on average tangible equity	20.25%	19.99%	14.84%

Efficiency ratio(1)	41.91%	43.39%	45.49%

Total assets	$38,174,516	$32,971,427	$31,819,063

Loans and leases, net	25,728,700	24,008,174	22,312,850

Total deposits	25,123,309	19,605,671	19,073,975

Shareholders’ equity	2,928,500	2,456,204	2,397,700

Shareholders’ equity to assets	7.67%	7.45%	7.54%

(1) Excludes the impact of merger-related and special charges in 2000 and 1999 (2) Restated for stock dividends

LEADERSHIP + PERFORMANCE = RESULTS

WE DO IT BETTER

Regional bank headquartered in Cleveland, Ohio
21st largest bank in the United States
456 branches in 6 states: OH, MI, NY, IL, MA, VT

12%	20%	48%
operating EPS compounded growth, originally stated, for 10 years	deposit-related revenue growth, for 5th consecutive year	organic core deposit growth

17%	33%	19%

organic increase in total deposits	increase in home equity lines of credit outstanding	increase in nonresidential lending portfolios

89%	42%	25%

organic increase in checking balances, now 31% of total deposits	efficiency ratio, the cornerstone to delivering value to customers	of retail banking sales outside normal business hours and locations

2 + 3

[PICTURE]

LEADERSHIP + PERFORMANCE = RESULTS

shareholder message

dear shareholder:

Despite a year of unprecedented events, 2001 was the best year in Charter One’s history. Perhaps more importantly, many of this year’s successes were built on momentum from the past and laid a firm foundation for years to come. Because of record-setting deposit growth and asset generation, along with the cultural and operational components that made them possible, we now have an enhanced franchise and a much stronger balance sheet than a year ago.

our strategy is
p r o d u c i n g
                             value

performance

We reported net income above $500 million for the first time, and posted industry-leading retail deposit and revenue growth while maintaining one of the best efficiency ratios in the industry. Our earnings per share increased 11% again this year, and contributed to a 12% compounded growth rate (on an originally stated operating basis) over the past ten years.

the consumer banking niche and efficiency

This year’s performance reinforces the importance of our consumer banking niche. We describe ourselves as retailers delivering attractive banking products to consumers and small businesses in the markets we serve. For the past several years, we have been dedicated to building a highly effective sales force and sales culture. But without terrific products, you get only mediocre results. For results, we focus on the best checking and lending products and services, often with pricing as our entry vehicle. + The key to our product pricing is our cost structure. We reported a 42% efficiency ratio this year — among the best in banking. With an industry average of 55%, this is an important competitive advantage and translates into powerful pricing power.

deposits and related revenue

Aggressive organizations not only take advantage of opportunities, they create their own. With the disruption in the equities markets, it was easy to predict significant fund flows into depository institutions. But few banks could take full advantage of this unique turn of events as successfully as Charter One. As a result, we posted organic retail deposit growth of 17% and a 48% rate in core deposits — again among the best in banking. + This kind of success only adds franchise value if we continue to monitor and enhance the profitability of each customer relationship. While aggressively attracting new customers, we also were effective at encouraging retention and improving the overall profitability of our household base. In addition to being a key element in strengthening

4 + 5

[PICTURE]

CHARLES JOHN KOCH

chief executive officer

our company, deposit growth yielded another benefit: a 20% increase in deposit-related revenue. This was the fifth consecutive year that we reported growth of deposit-related revenue in excess of 20%, and we’re projecting an additional 20% in 2002.

record asset generation and balance sheet management

This year’s interest rate environment drove residential lending volumes to extraordinary levels. More than any other time in recent memory, we saw the importance of residential mortgage production in providing flexibility in our balance sheet and to serve as a natural hedge against various market risks. We generated $9.2 billion in retail originations, far exceeding our portfolio goals, leading us to create $5.3 billion in new mortgage-backed securities. Additionally, sales of such mortgage-backed securities generated a record level of gains. These gains helped provide a cushion against a modest increase in credit costs associated with the softening economy and accelerated mortgage servicing amortization costs associated with higher prepayment rates. + The residential mortgage origination process helped us in other ways, too. It provided us with opportunities to cross-sell profitable home equity lines of credit (60% of all new loans) and high-balance core deposit accounts (26% of new loans). Indeed, despite this year’s refinance environment where it was very difficult to increase home equity lines, we posted a 33% increase, to $2 billion in outstandings. Our loan officers also opened nearly $200 million in new high-balance core deposit accounts. + Additionally, we continued to make significant progress in our long-stated goal to lessen our dependence on single-family loans. While the total loan portfolio increased by 7%, non-single-family loans jumped 19% and now represent 61% of our total portfolio.

fortress-like balance sheet

We have always prided ourselves on our strong balance sheet and our conservative accounting policies. Together, they represent true balance sheet integrity. Our consumer banking success last year led to an even stronger balance sheet: deposit growth improved our loan-to-deposit ratio to 102% from 122%, and we moved the reserve ratio to .98% of loans from .78%. Additionally, our internal capital generation rate allowed us to repurchase 4.3 million common shares and end the year with 7.7% capital and 6.7% tangible capital.

outlook

In closing, we have confidence in our business strategy, and believe we are poised to deliver terrific results in 2002 and beyond to our customers, employees and shareholders. Furthermore, we expect to accomplish this in a conservative manner that reflects our commitment to an organization built on an aggressive sales culture, obsessive execution and measurable results. The importance of these to our success is discussed in the following pages of this year’s annual report. As you read ahead, it becomes obvious that we have an exceptional group of employees dedicated to delivering exceptional results. On behalf of the Board of Directors, I thank them for making Charter One all that it is. I’d also like to recognize our Directors for their counsel and support. We are fortunate to have such a talented and experienced group of men and women helping guide our direction. And, above all, I thank our shareholders for embracing and believing in Charter One and our prospects.

/s/ Charles John Koch

Charles John Koch
Chairman, President and Chief Executive Officer
February 22, 2002

LEADERSHIP + PERFORMANCE = RESULTS

management team message

[PICTURE] RICHARD W. NEU	[PICTURE] MARK D. GROSSI	[PICTURE] JOHN D. KOCH

chief financial officer	chief retail officer	chief lending officer

rick neu, chief financial officer

In my mind, 2001 marked a maturing of our consumer bank strategy. The success of our retail efforts is clearly driving earnings momentum while allowing us to maintain a very low risk profile. We became a core-funded bank with a mix of assets approaching that of many regional banks. That helped open up the interest margin and, when combined with record-breaking asset generation volumes, provided us with great tools for managing the balance sheet risk in terms of interest rates, credit and capital. On the earnings side, we hit 20% retail revenue growth for the fifth straight year. That alone is a powerful part of our earnings momentum and repeating that in 2002 would contribute half of our EPS growth target.

mark grossi, chief retail officer

I love to say we outperformed every retail bank in the country in 2001. We truly have an organization built around focus, accountability and execution. We led the industry in every category that defines a successful retail bank: retail deposit growth, core deposit growth, checking account sales, and revenue growth. Every sales channel — traditional banking centers from Chicago to Burlington, in-grocery store banking centers, the telephone center, and the online bank — delivered explosive results. We acquired more new customers last year than ever before. Not only that, but we have made great strides in customer profitability and retention. I believe our retail franchise is quickly becoming one of the strongest in banking.

john koch, chief lending officer

We generated more loans in 2001 than any other year in our history, easily exceeding our portfolio goals. What makes this claim different from many others? We capitalized on our customer access by cross-selling profitable lending and deposit products, and we used the stream of originations to manage our portfolio mix. Today, residential mortgages account for 39% of our portfolio, down from 66% in 1997. Nonetheless, 95% of this diverse loan mix is secured, with 60% backed by single and multifamily real estate. What’s more, we continue to see charge-off levels running at half those of our banking peers. We believe that trend will continue in 2002. As a result, I can honestly say we are positioned to continue delivering great results in 2002 and beyond.

[PICTURE]

+		=
TAKING CARE OF BUSINESS	CHARTER ONE
TOP PERFORMER

From Monday through Friday, my sales team and I are out making deals. But Saturdays are my most productive times. I usually work from about 7:00 a.m. to 2:00 p.m. This is when I tie up any loose ends and make my attack plan for the next week.

LEADERSHIP + PERFORMANCE = RESULTS

WE DO IT BETTER

Retail revenue up 20% to $292 million, 5th year at 20%
Loan to deposit ratio 101%, down from 122%
Repurchased 4.3 million shares in 2001, 24 million in last 3 years uncompromising
v i s i o n
                               our best is yet to come

They say hindsight is 20-20. But we believe our future has never been as clear as it is now. Our vision is to become a world-class consumer bank that delivers high growth, high financial returns and low risk to our shareholders. It is a goal that is well within our reach. Why are we so confident? First of all, we have a successful track record. For the past 10 years, earnings per share (on an originally stated operating basis) have had a compounded annual growth rate of 12% while our common stock has had a compounded annual return of 22%. More important, all the necessary elements are in place to continue delivering this kind of earnings growth. Put simply, it is a matter of continuing to grow revenues faster than expenses. This isn’t rocket science, but it does require an organization and culture that is aligned to execute this vision. Our organization is. Our systems and products are world-class. So are our people. They are not only committed to meeting and exceeding their business objectives, but also to sharing their best practices (or their best secrets) with their co-workers, even when they compete head-to-head. This is why the overall performance of Charter One continues to grow and improve, and why the best is yet to come.

8 + 9

[PICTURE]

+		=
IT’S ALL IN THE DELIVERY	CHARTER ONE
TOP PERFORMER

Competition brings out the best in me. My customers benefit from this because for me to succeed, I have to have the right attitude and I have to focus on what the customer wants. I’m not the only one who’s hungry to compete and succeed. It’s the one common denominator here.

LEADERSHIP + PERFORMANCE = RESULTS

WE DO IT BETTER

48% organic growth rate — core deposits grew by $4.5 billion
89% organic growth rate — checking account balances, average balance over $5,000
In-grocery store branches reached $1 billion in deposits in only 6 years obsessive
e x e c u t i o n
                               come in every day to sell or go home

It’s one thing to do something well. But at Charter One, doing something well is not enough. We are continuously improving our systems, procedures and sales goals necessary to guarantee improved annual performance. Best practices, for example, are more than just encouraging the sharing of ideas to help lower performers meet their sales and other targets. Instead, we institutionalize the practices of our top performers and make their practices next year’s minimum expectations. As we continually raise our standards, we also are refining our training programs, sales platforms and sales management systems so that we can meet these new goals. We train and deploy sales teams for specific sales opportunities, and we methodically micromanage the entire process. Regular daily and weekly sales meetings ensure initial sales and follow-up calls are made. Successes are rewarded. Failures are analyzed so that we can bring to bear whatever additional resources are needed for the next sales opportunity. These same procedures are applied across all sales channels, including our branches, our telephone centers and our online bank.

10 + 11

[PICTURE]

	+		=
ANYTHING BUT AVERAGE		CHARTER ONE TOP PERFORMER

I try to make each day more productive than the last. I work very hard. But I always keep things simple whether I’m out in the field talking to builders or if I’m in the office encouraging my managers. It comes down to this: I’m always selling our products and our pricing. The results, I’m happy to say, are much better than average.

LEADERSHIP + PERFORMANCE = RESULTS

WE DO IT BETTER

Direct Bank 2001 — $1.2 billion in loans disbursed and $200 million in deposits, with $300 million through web
Top performers hit 182% of goal; bottom at 102%
Handing out 22 million coupons led to 25% of new checking accounts aggressive

      c u l t u r e

                              competitive, accountable, innovative

A successful corporate culture goes to the heart of what defines an organization. We’re not shy about saying that our culture revolves around one premise: dramatic sales translate into increased revenues year after year. Indeed, we tell our people to come to work each day prepared to sell or just go home. This is reinforced in a number of ways, from the design of our sales programs to how we reward our people. Our stack-ranking system, for example, not only recognizes top sellers, but it holds every employee accountable for their performance. At the end of each day, every banking center team knows where they rank compared to their peers, whether it’s posted in the break rooms of each of our 456 branches, or on computer screens after employees log on. We hold meetings to review and improve sales performance and use propensity computer modeling to identify new sales and revenue opportunities. We reward all sales employees with incentive pay and provide stock options for the best performers. This culture has the overall effect of motivating the entire organization. Top-tier employees continue to achieve annual double-digit sales increases while bottom-tier employees have improved their individual performances by as much as 80%.

12 + 13

[PICTURE]

	+		=
CLOSED THE DEAL		CHARTER ONE TOP PERFORMER

I have a database of more than 1,000 business contacts with whom I have worked and have closed deals. I update it daily. If business is slow, I’ll call one and ask if they are working on something that I could help on. Relationships and service are the names of the game.

LEADERSHIP + PERFORMANCE = RESULTS

WE DO IT BETTER

Opened 467,000 checking accounts, 17% net increase
First year of online banking... 200,000 users
Online bill payers running at $.5 billion annual rate

               attracting great
c u s t o m e r s
                                     drives profitability

We are constantly looking for new customers to make Charter One their primary financial institution where they will take advantage of the many products and services we continually offer them. Between deposit and lending sales efforts, we attracted nearly 600,000 new customers last year. All of our new customer programs are ongoing initiatives, emphasizing our aggressive pricing. These programs combine a mix of convenience, creativity in execution and sheer determination. They include: onsite sales visits to businesses and other organizations; extended office hours, typified by Prime Time Tuesday where our retail offices remain open as late as 7:30 p.m.; event programming where we create location-specific sales opportunities out of venues such as art festivals and sporting events; and a grocery store branch program that is second to none in generating new deposit and checking accounts. Finally, we make extensive use of direct mail. In 2001 alone, we sent nearly 15 million Totally Free Checking and other direct mail pieces designed to attract the next potential great customer of Charter One.

14 + 15

[PICTURE]

LEADERSHIP + PERFORMANCE = RESULTS

f i n a n c i a l s

our business objective has been, and will continue
to be, to create value for our shareholders

Selected Financial Data	18

Financial Review	20

Consolidated Statements of Financial Condition	32

Consolidated Statements of Income	33

Consolidated Statements of Shareholders’ Equity	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36

Independent Auditors’ Report	51

Form 10-K	52

16 + 17

selected financial data

The selected financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements contained elsewhere in this Annual Report. The selected financial data presented below is not necessarily indicative of future results due to, among other things, the effect of acquisitions. For a discussion of the impact of recent business combinations and branch acquisitions, see Notes 2 and 18 to the Notes to Consolidated Financial Statements.
  Under the caption “performance returns” in the table below, we report actual returns, operating returns and returns as initially reported. We believe that presentation of operating returns and returns as initially reported will provide additional comparability and insight into the operations of Charter One. Operating returns for 2000, 1999, 1998 and 1997 are computed using net income, excluding the after-tax impact of merger-related and other special charges. Returns as initially reported for 1999, 1998, and 1997 exclude the after-tax impact of merger-related and other special charges and are computed as the sum of 1) amounts we reported in the respective year’s quarterly reports to shareholders for the three quarters ended September 30, not restated for mergers accounted for as pooling of interests that occurred in the fourth quarter of the respective year, and 2) fourth quarter results as reported in the Quarterly Financial Data table in the respective year’s Annual Report to Shareholders, restated for the respective year’s mergers accounted for as pooling of interests. Per share data has been restated to reflect all stock dividends and stock splits as of December 31, 2001.

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Financial condition:
Cash, federal funds sold and other	$516,520	$531,257	$693,532	$722,260	$650,238
Investment securities	135,586	449,215	542,081	629,072	1,131,078
Mortgage-backed securities	9,014,416	5,593,371	6,100,380	5,570,286	6,743,347
Loans and leases, net	25,728,700	24,008,174	22,312,850	22,219,411	19,509,520
Other assets	2,779,294	2,389,410	2,170,220	1,339,178	1,399,409

Total assets	$38,174,516	$32,971,427	$31,819,063	$30,480,207	$29,433,592

Deposits	$25,123,309	$19,605,671	$19,073,975	$19,023,700	$17,901,125
FHLB advances	8,657,238	9,636,277	9,226,150	7,512,203	5,778,649
Other borrowings	507,669	547,134	515,574	1,009,954	2,817,041
Other liabilities	957,800	726,141	605,664	549,314	638,549
Capital securities	—	—	—	—	50,000
Shareholders’ equity	2,928,500	2,456,204	2,397,700	2,385,036	2,248,228

Total liabilities and shareholders’ equity	$38,174,516	$32,971,427	$31,819,063	$30,480,207	$29,433,592

Other data:
Loan servicing portfolio	$13,846,807	$10,379,644	$10,798,563	$9,916,922	$10,140,387
Book value per share	13.05	11.23	10.39	10.11	9.54
Tangible book value per share	11.47	10.44	9.56	9.41	8.78
Dividend payout ratio	33.94%	33.16%	38.85%	45.54%	37.50%
Net yield on average interest-earning assets	3.00	3.02	3.19	3.11	3.10
Interest rate spread	2.84	2.84	3.01	2.85	2.81
Average shareholders’ equity to average assets	7.76	7.58	7.99	7.96	7.64
Total shareholders’ equity to total assets	7.67	7.45	7.54	7.82	7.64
Number of offices:
Full service branches	456	419	417	405	395
Loan production offices	29	32	36	41	37
Number of employees (FTEs)	6,850	6,573	7,055	7,104	7,155

selected financial data

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Results of operations:
Interest income	$2,378,246	$2,247,088	$2,128,455	$2,130,332	$2,032,443
Interest expense	1,387,830	1,344,053	1,194,351	1,244,108	1,205,241

Net interest income	990,416	903,035	934,104	886,224	827,202
Provision for loan and lease losses	100,766	54,205	35,237	31,325	48,653

Net interest income after provision for loan and lease losses	889,650	848,830	898,867	854,899	778,549
Other income	473,624	392,871	230,597	272,594	185,966
Administrative expenses	629,662	603,955	633,327	665,340	598,040

Income before income taxes and extraordinary item	733,612	637,746	496,137	462,153	366,475
Income taxes	232,898	203,784	160,607	156,429	112,892

Income before extraordinary item	500,714	433,962	335,530	305,724	253,583
Extraordinary item — early extinguishment of debt, net of tax benefit	—	—	1,554	61,658	3,131

Net income	$500,714	$433,962	$333,976	$244,066	$250,452

Basic earnings per share:
Income before extraordinary item	$2.25	$1.93	$1.43	$1.30	$1.09
Extraordinary item	—	—	(.01)	(.26)	(.01)

Net income	$2.25	$1.93	$1.42	$1.04	$1.08

Diluted earnings per share:
Income before extraordinary item	$2.21	$1.90	$1.40	$1.26	$1.05
Extraordinary item	—	—	(.01)	(.25)	(.01)

Net income	$2.21	$1.90	$1.39	$1.01	$1.04

Operating earnings:
Net interest income	$990,416	$903,035	$934,104	$886,224	$827,202
Provision for loan and lease losses	100,766	54,205	28,708	31,325	37,409
Other income	473,624	392,871	301,680	272,594	209,916
Administrative expenses	629,662	574,464	569,801	575,658	534,923
Income taxes	232,898	213,319	205,176	180,461	142,723

Operating earnings	$500,714	$453,918	$432,099	$371,374	$322,063

Operating earnings per share	$2.21	$1.99	$1.80	$1.53	$1.34

Performance returns:
Actual:
Return on average assets	1.41%	1.36%	1.08%	.82%	.90%
Return on average equity	18.17	18.00	13.50	10.26	11.77
Efficiency ratio	41.91	45.68	50.69	57.79	58.08
Operating:
Return on average assets	1.41	1.43	1.39	1.24	1.16
Return on average equity	18.17	18.82	17.46	15.61	15.14
Efficiency ratio	41.91	43.39	45.49	49.83	50.93
As initially reported:
Return on average assets	1.41	1.43	1.48	1.36	1.26
Return on average equity	18.17	18.82	18.57	18.18	18.26
Average shareholders’ equity to average assets	7.76	7.58	8.01	7.50	6.94
Efficiency ratio	41.91	43.39	43.16	43.94	42.18
Diluted earnings per share	$2.21	$1.99	$1.90	$1.69	$1.50
Total assets(1)	38,174,516	32,971,427	31,819,063	24,467,255	19,760,265

(1)	Represents the amount we reported in the respective year’s Annual Report to Shareholders.

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

Holding Company Business
Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. At the end of 2001, the Bank and its subsidiaries were doing business through 456 full-service branches and 29 loan production offices.
  On January 7, 2002, Charter One Bank, F.S.B. filed an application with the Office of the Comptroller of the Currency to convert to a national bank. During the past five years, our business strategy has been to shift our product mix away from that of a traditional thrift into a product mix more closely associated with that of a regional bank. The conversion to a national bank charter is another natural step in completing that migration. We expect the conversion to be effective during the first quarter of 2002. Given the Bank’s capital levels and asset mix, management does not anticipate any significant financial or regulatory impact from the switch in regulators. See Note 5 to the Notes to Consolidated Financial Statements for information on our loan and lease portfolio and the changes in product mix during the past five years. See Note 7 to the Notes to Consolidated Financial Statements for information on our deposit products during the past three years.

Recent Acquisitions
On July 2, 2001, Charter One completed its acquisition of Alliance Bancorp, the holding company of Liberty Federal Bank in Hinsdale, Illinois. At June 30, 2001, Alliance had assets of $2.0 billion and deposits of $1.3 billion. Charter One issued 6.9 million shares in conjunction with the merger, and paid $50.2 million in cash consideration. The Company recorded $138.8 million of goodwill based on a determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. The merger was treated as a tax-free reorganization under Section 368 of the Internal Revenue Code and accounted for as a purchase.
  As of the close of business on November 19, 2001, the Bank completed its acquisition of the branches and retail deposits of Superior Federal Bank, F.S.B. Illinois-based Superior Federal Bank, F.S.B. was the conservatorship established by the Federal Deposit Insurance Corporation (“FDIC”) after Superior Bank, F.S.B. was closed on July 27, 2001. Superior Federal had 17 branches and $1.0 billion in deposits. In its agreement with the FDIC, the Bank paid $52.5 million in cash for the franchise. In addition to assuming all the deposits, the Bank acquired $40.9 million of Superior’s assets. These assets consisted mainly of home equity lines of credit and cash and cash equivalents. The Company recorded $56.0 million of goodwill based on a determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction.
  On January 11, 2002, the Boards of Directors of the Company and Charter National Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Charter National in a cash-out merger. Charter Bank, the principal subsidiary of Charter National, is a state-chartered commercial bank headquartered in Wyandotte, Michigan with approximately $300 million in assets, $250 million in deposits, and eight branch offices located south of Detroit, Michigan. The merger, which will be accounted for as a purchase, is expected to close in the second or third quarter of 2002. The transaction is subject to required bank regulatory approvals and approval by Charter National shareholders.

Results of Operations
For the year ended December 31, 2001, Charter One reported net income of $500.7 million, compared to $434.0 million and $334.0 million for the years ended December 31, 2000 and 1999, respectively. On a diluted per share basis, net income was $2.21, $1.90 and $1.39 in 2001, 2000 and 1999, respectively. Operating results were affected by the following merger-related and other special charges in 2000 and 1999:

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

Net Interest Income – Net interest income is the difference between the interest and dividend income earned on our loans and investments and the interest expense on our deposits and borrowings. Net interest income is our principal source of earnings. Net interest income is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations and asset quality, as well as general economic conditions and regulatory policies.
  The following table shows average balances, interest earned or paid and average interest rates for the years indicated. Nonaccrual loans and leases are included in the average balance of loans and leases. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

	Year Ended December 31,

	2001			2000			1999

			Avg.			Avg.			Avg.
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans and leases	$25,463,666	$1,872,270	7.35%	$23,830,266	$1,810,608	7.60%	$22,646,524	$1,683,662	7.43%
Mortgage-backed securities:
Available for sale	5,574,832	366,475	6.57	3,342,744	241,369	7.22	3,195,738	214,119	6.70
Held to maturity	1,243,975	86,952	6.99	1,690,002	120,812	7.15	2,249,771	155,141	6.90
Investment securities:
Trading	—	—	—	183	38	20.67	11,005	363	3.30
Available for sale	138,811	11,180	8.05	458,299	33,412	7.29	578,607	36,276	6.27
Held to maturity	7,853	409	5.21	29,008	1,594	5.49	39,860	2,453	6.15
Other interest-earning assets	628,560	40,960	6.43	543,450	39,255	7.10	557,417	36,441	6.45

Total interest-earning assets	33,057,697	2,378,246	7.19	29,893,952	2,247,088	7.51	29,278,922	2,128,455	7.27

Allowance for loan and lease losses	(211,859)			(185,623)			(181,503)
Noninterest-earning assets	2,651,957			2,097,990			1,882,972

Total assets	$35,497,795			$31,806,319			$30,980,391

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,345,061	$118,800	2.22%	$3,632,640	$57,229	1.58%	$2,952,893	$29,968	1.01%
Money market and savings accounts	6,433,557	207,586	3.23	5,401,048	168,379	3.12	5,464,447	145,556	2.66
Certificates of deposit	10,230,112	528,897	5.17	9,821,168	540,501	5.50	10,482,915	542,523	5.18

Total deposits	22,008,730	855,283	3.89	18,854,856	766,109	4.06	18,900,255	718,047	3.80

FHLB advances	9,361,225	498,444	5.32	9,309,296	532,583	5.71	8,434,318	432,043	5.12
Other borrowings	515,345	34,103	6.58	613,875	45,361	7.32	717,173	44,261	6.13

Total borrowings	9,876,570	532,547	5.39	9,923,171	577,944	5.81	9,151,491	476,304	5.20

Total interest-bearing liabilities	31,885,300	1,387,830	4.35	28,778,027	1,344,053	4.67	28,051,746	1,194,351	4.26

Noninterest-bearing liabilities	856,906			616,804			454,312

Total liabilities	32,742,206			29,394,831			28,506,058

Shareholders’ equity	2,755,589			2,411,488			2,474,333

Total liabilities and shareholders’ equity	$35,497,795			$31,806,319			$30,980,391

Net interest income		$990,416			$903,035			$934,104

Interest rate spread			2.84%			2.84%			3.01%

Net yield on average interest-earning assets			3.00%			3.02%			3.19%

Average interest-earning assets to average interest-bearing liabilities			103.68%			103.88%			104.37%

The following rate/volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the years indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $81.0 million, $55.1 million, and $45.7 million in 2001, 2000 and 1999, respectively.

Rate/Volume Analysis

	Year Ended December 31, 2001 v. 2000			Year Ended December 31, 2000 v. 1999

	Increase (Decrease) due to			Increase (Decrease) due to

(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest income:
Loans and leases	$(64,103)	$125,765	$61,662	$31,728	$95,218	$126,946
Mortgage-backed securities:
Available for sale	(23,334)	148,440	125,106	17,115	10,135	27,250
Held to maturity	(2,628)	(31,232)	(33,860)	5,505	(39,834)	(34,329)
Investment securities:
Trading	(19)	(19)	(38)	1,340	(1,665)	(325)
Available for sale	3,181	(25,413)	(22,232)	5,368	(8,232)	(2,864)
Held to maturity	(79)	(1,106)	(1,185)	(243)	(616)	(859)
Other interest-earning assets	(4,066)	5,771	1,705	3,748	(934)	2,814

Total	(91,048)	222,206	131,158	64,561	54,072	118,633

Interest expense:
Checking accounts	28,672	32,899	61,571	19,237	8,024	27,261
Money market and savings accounts	(7,822)	47,029	39,207	12,171	10,652	22,823
Certificates of deposit	(33,554)	21,950	(11,604)	33,325	(35,347)	(2,022)
FHLB advances	(37,439)	3,300	(34,139)	52,832	47,708	100,540
Other borrowings	(7,085)	(4,173)	(11,258)	6,652	(5,552)	1,100

Total	(57,228)	101,005	43,777	124,217	25,485	149,702

Change in net interest income	$(33,820)	$121,201	$87,381	$(59,656)	$28,587	$(31,069)

Our net interest income for the year ended December 31, 2001 was $990.4 million, an increase of $87.4 million, or 9.7%, over the $903.0 million for 2000. The yield on interest-earning assets declined to 7.19% in 2001 from 7.51% in 2000. However, interest-earning assets increased $3.2 billion in 2001 due to acquisitions and internal growth. The increase in interest-earning assets more than offset the downward pricing of assets in this lower interest rate environment. The increase in net interest income was also attributed to the reduction in the cost of interest-bearing liabilities from 4.67% in 2000 to 4.35% in 2001.
  Our net interest income for the year ended December 31, 2000 was $903.0 million, a decrease of $31.1 million, or 3.3%, over the $934.1 million of net interest income for the year ended December 31, 1999. The net yield on interest-earning assets during the year ended December 31, 2000 declined to 3.02% from 3.19% for the year ended December 31, 1999. The compression in the net yield on interest-earning assets was primarily attributed to the fact that our liabilities repriced more quickly than our assets, as well as the effect of our stock buyback program. Interest rates rose considerably during 2000. This increase was accompanied by a flattening of the yield curve. Given this interest rate environment, management decided to slow balance sheet growth, with particular emphasis on accelerating the shift away from residential loans and securities by selling more of those portfolios. See “Financial Condition — Loans and Leases” for a summary of our loan securitizations for each of the past three years.
  The following table sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases exclude the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs At End of Period

	December 31,

	2001	2000	1999

Weighted average yield:
One-to-four family loans	6.89%	7.31%	7.15%
Commercial real estate loans	7.43	8.48	8.06
Retail consumer loans	6.35	7.86	7.59
Automobile loans	7.67	8.67	8.52
Consumer finance loans	8.15	8.91	9.76
Leases	5.87	6.33	6.08
Corporate banking loans	6.07	8.89	8.58

Total loans and leases	6.91	7.73	7.53

Mortgage-backed securities	6.18	7.29	7.04
Investment securities	8.21	7.40	7.26
Other interest-earning assets	5.43	7.46	6.97

Total interest-earning assets	6.71	7.64	7.41

Weighted average cost:
Checking accounts	1.86	1.73	1.27
Money market and savings accounts	2.26	3.29	2.70
Certificates of deposit	4.03	5.93	5.13

Total deposits	2.88	4.35	3.79

FHLB advances	5.02	5.86	5.32
Other borrowings	5.86	7.21	6.99

Total interest-bearing liabilities	3.46	4.89	4.34

Interest rate spread	3.25	2.75	3.07

Net yield on interest-earning assets	3.38	2.91	3.19

Provision for Loan and Lease Losses – The provision for loan and lease losses in 2001 was $100.8 million, an increase of $46.6 million from 2000. The increased provision during 2001 was necessary to cover higher charge-offs and maintain the allowance for loan and leases losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Net charge-offs totaled $68.7 million in 2001, compared to $51.0 million in 2000. The ratio of net charge-offs as a percent of average loans and leases increased 6 basis points to .27% in 2001 from .21% in 2000. At December 31, 2001, nonperforming assets, net of government guaranteed loans, were $244.4 million, an increase of $54.0 million from December 31, 2000. This resulted in a ratio of nonperforming assets to total assets of .64%, an increase of 6 basis points from the 2000 ratio of .58%. The increase in net charge-offs and nonperforming assets was primarily attributed to a general weakening in the national economy. Additionally, the provision for loan and lease losses was increased to reflect the continuing change in our loan mix. Over the past few years, we have continued our emphasis in originating consumer and commercial loans and leases due to the higher yields and shorter terms provided by these loans and leases. The consumer and commercial loan and lease portfolio, before the allowance for loan and lease losses, represented 60.8% of loans and leases at December 31, 2001, compared to 55.0% at December 31, 2000. Despite the increases in net charge-offs and nonperforming assets, our lending strategy, which includes emphasis on a well-diversified and collateralized portfolio of loans and leases, has produced above average credit quality, as measured by the relative levels of net charge-offs and nonperforming assets to industry averages. See “Financial Condition — Loans and Leases” below and Note 5 to the Notes to Consolidated Financial Statements for further information regarding our allowance for loan and lease losses.
  The provision for loan and lease losses in 2000 was $54.2 million, up from $35.2 million in 1999. The increase in the provision for loan and lease losses of $19.0 million, or 53.8%, was primarily attributable to increased inherent losses in the loan and lease portfolio and a change in the loan mix related to growth in loans and leases with higher risk/reward profiles.
Other Income – Other income for 2001 was $473.6 million, compared to $392.9 million for 2000. This $80.8 million, or 20.6%, increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $48.3 million, or 19.9%, over 2000. The growth was attributed to successful integration of our acquisitions together with ongoing franchise development initiatives. Additionally, we experienced increases in debit card and transaction-related revenues. Net gains on sales were $114.3 million in 2001, compared to $9.3 million in 2000. The mortgage-backed securities sold during the year consisted primarily of bank-originated, fixed-rate residential mortgage and consumer products, as we generated significantly more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. The increases in retail banking and net gains on sales were partially offset by a $53.0 million, or 68.1%, decrease in mortgage banking income. This decline in mortgage banking income resulted primarily from an increase of $24.6 million to the valuation allowance on loan servicing assets in response to faster prepayment speeds resulting from higher levels of refinancing.
  Other income for 2000 was $392.9 million, compared to $230.6 million for 1999. This $162.3 million, or 70.4%, increase was primarily attributable to increases in income from retail banking, mortgage banking and net gains on sales. Retail banking income increased $46.3 million, or 23.5%, over 1999. The growth in income from retail banking was driven by mergers, account acquisition in mature markets and continual product development. Mortgage banking income increased $29.3 million, or 60.4%, during 2000 and was primarily attributable to a $21.3 million gain resulting from a $3.0 billion sale of mortgage servicing. Net gains on sales were $9.3 million in 2000, compared to net losses of $57.0 million in 1999.
Administrative Expenses – Administrative expenses were $629.7 million for 2001, an increase of $25.7 million from 2000. There were $29.5 million in merger-related expenses recorded in 2000 related to the St. Paul acquisition. Excluding the merger-related charges, our administrative expenses were $574.5 million for 2000. The increase in administrative expenses was primarily attributable to costs associated with the operational integration of recent acquisitions and $12.2 million in higher marketing costs as we implemented various programs geared to support sales efforts throughout the Bank. Additionally, during the fourth quarter of 2001, Charter One contributed $7.5 million to a newly formed charitable foundation. Despite the increase in administrative expenses, our efficiency ratio (excluding merger-related charges) improved to 41.91% for 2001 from 43.39% in 2000 and our ratio of administrative expenses to average assets (excluding merger-related charges) improved to 1.77% in 2001 from 1.81% in 2000.
  Administrative expenses were $604.0 million for 2000, a decrease of $29.4 million, or 4.6%, from 1999. Each year included significant merger-related expenses. There were $29.5 million in merger-related expenses recorded in 2000 related to the St. Paul acquisition, and $63.5 million in 1999 related to the St. Paul and ALBANK acquisitions. Excluding the merger-related charges, our administrative expenses were $574.5 million for 2000 and $569.8 million for 1999. This resulted in a ratio of administrative expenses to average assets of 1.81% for 2000 and 1.84% for 1999. Our efforts to control overhead costs were illustrated by an efficiency ratio (excluding merger-related and other special charges) of 43.39% for 2000, an improvement when compared to 45.49% for 1999.
Income Tax Expense – The provision for income taxes was $232.9 million, $203.8 million and $160.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. The effective tax rates were 31.7%, 32.0%, and 32.4% for the years ended December 31, 2001, 2000, and 1999, respectively. For a further analysis of our income taxes, see Note 12 to the Notes to Consolidated Financial Statements.

Financial Condition
At December 31, 2001, total assets were $38.2 billion, an increase of $5.2 billion, or 15.8%, from $33.0 billion at December 31, 2000. Contributing to the increase in total assets were our Alliance and Superior acquisitions. Additionally, we experienced an increase in our mortgage-backed securities available for sale portfolio, as well as growth in our loans and leases. The mortgage-backed securities portfolio increased primarily due to the residential mortgage and consumer loan securitizations that occurred in 2001. See “Loans and Leases” below for further discussion regarding our loan and lease activity.
Loans and Leases – Total loans and leases at December 31, 2001 were $25.7 billion, compared to $24.0 billion at December 31, 2000. The increase of $1.7 billion was attributable to the Alliance merger in which we acquired $1.4 billion of loans. Additionally, as illustrated in the table below, we originated $17.8 billion of loans and leases during 2001, compared to $11.8 billion of loan and lease originations in 2000. Offsetting the originations in 2001 were $6.7 billion of residential mortgage and consumer loan securitizations, as we generated significantly more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. These residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. We did not retain any credit enhancing residual interests, nor are we subject to any significant recourse obligations.

Loan and Lease Activity

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Originations:
Real estate mortgage:
Permanent:
One-to-four family	$8,814,430	$4,916,631	$5,101,662
Multifamily	42,453	34,454	205,876
Commercial	155,604	199,648	241,568

Total permanent loans	9,012,487	5,150,733	5,549,106

Construction:
One-to-four family	349,510	605,240	542,903
Multifamily	138,861	78,542	71,748
Commercial	195,896	104,045	89,331

Total construction loans	684,267	787,827	703,982

Total real estate mortgage loans originated	9,696,754	5,938,560	6,253,088

Retail consumer	3,536,687	2,063,352	1,968,091
Automobile	2,715,921	1,791,772	1,406,966
Consumer finance	259,458	405,193	386,998
Leases	502,073	794,947	552,142
Corporate banking	1,138,496	818,394	666,972

Total loans and leases originated	17,849,389	11,812,218	11,234,257

Acquired through business combinations and purchases	1,425,549	18,809	465,773

Sales and principal reductions:
Loans sold	1,635,903	472,622	989,571
Loans exchanged for mortgage-backed securities	6,708,253	3,991,087	3,606,946
Principal reductions	9,111,479	5,593,663	6,942,978

Total sales and principal reductions	17,455,635	10,057,372	11,539,495

Increase before net items	$1,819,303	$1,773,655	$160,535

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

Nonperforming Assets

	December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Nonperforming loans and leases:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family(1)	$79,394	$71,269	$75,682	$79,768	$54,144

Multifamily and commercial	13,552	8,132	3,369	7,002	6,034

Construction and land	10,276	8,806	1,095	1,178	1,943

Total real estate mortgage loans	103,222	88,207	80,146	87,948	62,121

Retail consumer	16,592	11,120	16,607	14,888	749

Automobile	—	130	482	454	37

Consumer finance	68,485	48,673	23,031	7,752	811

Leases	904	—	—	—	—

Corporate banking	10,551	18,707	6,037	9,559	7,179

Total nonaccrual loans and leases	199,754	166,837	126,303	120,601	70,897

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family(2)	—	—	—	5,690	14,171

Multifamily and commercial	—	—	—	—	251

Construction and land	—	—	—	—	3

Total real estate mortgage loans	—	—	—	5,690	14,425

Retail consumer(1)	4,519	2,586	2,562	3,878	8,516

Automobile	6,000	6,911	4,973	5,873	3,695

Consumer finance	—	—	—	—	—

Leases	—	2,956	—	—	—

Corporate banking	4,691	2,086	2,463	904	976

Total accruing loans and leases delinquent more than 90 days	15,210	14,539	9,998	16,345	27,612

Restructured real estate mortgage loans	653	666	1,009	4,193	7,579

Total nonperforming loans and leases	215,617	182,042	137,310	141,139	106,088

Real estate acquired through foreclosure and other collateral owned	50,265	27,523	24,453	19,900	18,997

Total nonperforming assets	265,882	209,565	161,763	161,039	125,085

Less government guaranteed loans	21,506	19,225	18,841	22,429	—

Nonperforming assets net of guaranteed loans	$244,376	$190,340	$142,922	$138,610	$125,085

Ratio of:

Nonperforming loans and leases to total loans and leases	.84%	.76%	.62%	.64%	.54%

Nonperforming assets to total assets	.70	.64	.51	.53	.42

Allowance for loan and lease losses to:

Nonperforming loans and leases	118.49	104.16	135.75	131.07	171.14

Total loans and leases before allowance	.98	.78	.83	.83	.92

Ratio of (excluding guaranteed nonperforming loans):

Nonperforming loans and leases to total loans and leases	.75%	.68%	.53%	.53%	.54%

Nonperforming assets to total assets	.64	.58	.45	.45	.42

Allowance for loan and lease losses to:

Nonperforming loans and leases	131.61	116.46	157.34	155.83	171.14

Total loans and leases before allowance	.98	.78	.83	.83	.92

(1)	Includes government guaranteed loans.

(2)	In 1998, Charter One changed the accrual policy on one-to-four family loans to stop accruing on loans delinquent 90 or more days. Balance of $5.7 million at December 31, 1998 represents one-to-four family loans related to St. Paul Bancorp, Inc. Following Charter One’s acquisition of St. Paul in October 1999, St. Paul’s accrual policy was conformed to Charter One’s policy. The change in the accrual policy did not have a material impact on interest income.

At December 31, 2001, there were $166.6 million of loans and leases not reflected in the table above where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms, and which may result in disclosure of such loans and leases in the future. The vast majority of these loans and leases, as well as our nonperforming assets, are collateralized. As such, we would anticipate that any losses resulting from possible future charge-offs would be substantially less than the respective loan and lease balances.
  Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $5.0 million and the potential income based upon full contractual yields was $16.1 million for the year ended December 31, 2001.
  The Company maintains an allowance for loan and lease losses adequate to absorb estimated probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses consists of specific reserves for individual credits and general reserves for types or portfolios of loans based on historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans, leases, letters of credit and legally binding commitments to provide financing are considered in evaluating the adequacy of the allowance for loan and lease losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and leases losses.
  The following table details certain information relating to the allowance for loan and lease losses for the five years ended December 31, 2001.

Analysis of Allowance for Loan and Lease Losses

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Balance, beginning of year	$189,616	$186,400	$184,989	$181,554	$158,211
Provision for loan and lease losses	100,766	54,205	35,237	31,325	48,653
Acquired through business combination	33,782	—	3,603	—	5,613
Charge-offs:
Mortgage	(4,335)	(6,064)	(8,040)	(7,052)	(11,949)
Retail consumer	(7,613)	(12,508)	(3,952)	(3,823)	(5,626)
Automobile	(40,097)	(27,827)	(28,012)	(25,670)	(19,128)
Consumer finance	(11,246)	(4,994)	(1,340)	(71)	—
Leases	(7,496)	—	(900)	—	—
Corporate banking	(7,672)	(8,938)	(3,240)	(1,440)	(1,532)

Total charge-offs	(78,459)	(60,331)	(45,484)	(38,056)	(38,235)

Recoveries:
Mortgage	207	1,396	868	3,767	2,063
Retail consumer	1,972	1,610	789	1,051	1,188
Automobile	6,603	5,810	6,172	4,953	3,846
Consumer finance	227	17	19	—	—
Leases	220	—	—	—	—
Corporate banking	544	509	207	395	215

Total recoveries	9,773	9,342	8,055	10,166	7,312

Net loan and lease charge-offs	(68,686)	(50,989)	(37,429)	(27,890)	(30,923)

Balance, end of year	$255,478	$189,616	$186,400	$184,989	$181,554

Net charge-offs to average loans and leases	.27%	.21%	.17%	.13%	.17%

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by management and approved by the Company’s Board of Directors. It is performed by senior members of management with many years of banking and lending experience. Management evaluates homogeneous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans, and leases are underwritten, approved and risk rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are charged to the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior members of management and outside directors. The Reserve Adequacy Committee determines the level of provision for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. See Notes 1 and 5 to the Notes to Consolidated Financial Statements for additional information concerning the Company’s allowance for loan and lease losses.
  The following table sets forth the allocation of the allowance for loan and lease losses to the respective loan and lease classifications, in dollar and percentage terms. During 2001, we reallocated $30.0 million and $10.0 million of our allowance for loan and lease losses from the mortgage and retail consumer portfolios, respectively. Of those reallocated funds, $25.0 million was allocated to the consumer finance portfolio and $15.0 million was allocated to the lease portfolio. The allocation of the allowance for loan and lease losses is based on a consideration of all of the factors discussed above that are used to determine the allowance for loans and leases as a whole. Since all of those factors are subject to change, the allocation of the allowance for loan and leases losses shown below is not necessarily indicative of future losses or future allocations. Management believes that the allowance for loan and lease losses at December 31, 2001 was adequate to absorb losses occurring in any category of loans and leases.

Allocation of Allowance for Loan and Lease Losses

	December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Mortgage	$73,311	$103,989	$107,576	$110,635	$107,564
Retail consumer	30,366	15,191	17,323	16,869	17,247
Automobile	65,606	42,206	38,301	39,585	40,734
Consumer finance	33,433	7,855	5,356	1,654	200
Leases	21,587	5,237	4,037	3,737	1,777
Corporate banking	31,175	15,138	13,807	12,509	14,032

Total	$255,478	$189,616	$186,400	$184,989	$181,554

Percent of net loans and leases to total net loans and leases:
Mortgage	48.9%	53.1%	60.8%	70.1%	76.2%
Retail consumer	18.8	19.2	16.9	12.9	9.9
Automobile	16.8	12.9	11.0	9.2	8.4
Consumer finance	3.9	4.1	3.2	2.0	.7
Leases	7.7	7.4	5.1	3.3	2.5
Corporate banking	3.9	3.3	3.0	2.5	2.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Investments and Mortgage-Backed Securities – The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. We held no investments or mortgage-backed securities of any single non-governmental issuer which were in excess of 10% of shareholders’ equity at December 31, 2001. See Notes 3 and 4 to the Notes to Consolidated Financial Statements for additional discussion regarding our investments and mortgage-backed securities.

Deposits, Borrowings and Other Sources of Funds – Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $25.1 billion and $19.6 billion at December 31, 2001 and 2000, respectively. See Note 7 to the Notes to Consolidated Financial Statements for further discussion regarding our deposits.
  In addition to deposits, we obtain funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank (“FHLB”) system. Those borrowings totaled $8.7 billion and $9.6 billion at December 31, 2001 and 2000, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB. It is authorized to apply for advances on the security of this stock, certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. See Note 8 to the Notes to Consolidated Financial Statements for further information as to the composition, maturities and cost associated with these advances at December 31, 2001.
  In addition to FHLB advances, we use federal funds purchased and repurchase agreements and other borrowings to fund operations. Federal funds purchased and repurchase agreements totaled $203.3 million and $262.3 million at December 31, 2001 and 2000, respectively. Other borrowings totaled $304.4 million and $284.8 million at December 31, 2001 and 2000, respectively. See Notes 9 and 10 to the Notes to Consolidated Financial Statements for further information concerning these borrowings.
  We use our portfolio of investment securities, mortgage-backed securities, and loans as collateral for our borrowings, public deposits and for other purposes required or permitted by law. We do not hold any interests in or sponsor any special-purpose entities.
Liquidity – Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, federal funds purchased and repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities, and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide not to pay rates on deposits as high as our competition and, when necessary, to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and federal funds purchased and repurchase agreements. Conversely, we may, from time to time, decide to price deposits aggressively due to strategic reasons which may result in significant deposit inflows.
  In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. See Notes 1, 5 and 16 to the Notes to Consolidated Financial Statements for further information concerning our commitments.

Quantitative and Qualitative Disclosure About Market Risk
We realize income principally from the difference or spread between the interest earned on loans, investments and other interest-earning assets and the interest paid on deposits and borrowings. Loan volume and yield, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of our loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base which could alter our sensitivity to future changes in interest rates. Accordingly, we consider interest rate risk to be our most significant market risk.
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
  Using this internal simulation model, net earnings projections reflect continued growth in net income when applying the interest rate environment as of December 31, 2001. Our base case shows our present estimated net earnings sensitivity profile and assumes no changes in the operating environment or operating strategies, but assumes interest rates increase or decrease gradually, in parallel fashion, over the next year and then remain unchanged. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

	Estimated Percentage Change
	in Future Net Income

Changes in Interest Rates (basis points)	12 Months	24 Months

+200 over one year	(3.87)%	(4.25)%
+100 over one year	(1.03)	(.31)
-100 over one year	(1.23)	(5.84)

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
  The following table presents an analysis of our interest-sensitivity gap position at December 31, 2001. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

Maturity/Rate Sensitivity

	December 31, 2001

	0-6	7-12	1-3	3-5	5-10	Over 10
(Dollars in thousands)	Months	Months	Years	Years	Years	Years	Total

Interest-earning assets:
Real estate mortgage loans and mortgage-backed securities:
Adjustable rate	$3,743,150	$1,033,306	$1,133,450	$586,326	$90,741	$—	$6,586,973
Fixed rate	3,792,572	1,036,555	3,195,618	2,265,264	2,928,012	1,796,622	15,014,643
Retail consumer loans	2,251,645	278,870	1,135,066	632,029	507,329	52,534	4,857,473
Automobile loans	912,115	839,094	2,601,853	25,286	19,077	—	4,397,425
Consumer finance loans	156,472	96,801	290,599	180,080	206,725	111,845	1,042,522
Leases	121,384	99,168	440,226	318,252	334,597	680,897	1,994,524
Corporate banking loans	432,990	86,742	242,600	201,931	63,339	15,408	1,043,010
Investment securities, federal funds sold, interest-bearing deposits and other interest-earning assets	692,428	765	3,716	2,711	19,602	80,898	800,120

Total	12,102,756	3,471,301	9,043,128	4,211,879	4,169,422	2,738,204	$35,736,690

Interest-bearing liabilities:
Deposits:
Checking, money market and savings accounts and escrow accounts	1,170,961	1,072,145	6,164,833	6,164,833	—	—	$14,572,772
Certificates of deposit	5,526,083	3,804,062	893,713	213,085	97,583	21,597	10,556,123
FHLB advances	1,253,934	279,317	1,241,999	2,774,208	3,105,789	1,991	8,657,238
Federal funds purchased and repurchase agreements	203,259	—	—	—	—	—	203,259
Other borrowings	8,542	16,611	125,497	131,427	12,261	10,072	304,410

Total	8,162,779	5,172,135	8,426,042	9,283,553	3,215,633	33,660	$34,293,802

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	3,939,977	(1,700,834)	617,086	(5,071,674)	953,789	2,704,544
Impact of hedging	(120,395)	155,000	(324,605)	260,000	30,000	—

Adjusted interest-sensitivity gap	$3,819,582	$(1,545,834)	$292,481	$(4,811,674)	$983,789	$2,704,544

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$3,819,582	$2,273,748	$2,566,229	$(2,245,445)	$(1,261,656)	$1,442,888

Cumulative interest-sensitivity gap as a percentage of total assets at December 31, 2001	10.01%	5.96%	6.72%	(5.88)%	(3.30)%	3.78%

Capital and Dividends
Charter One, Charter One Bank, and Charter One Commercial are each subject to certain regulatory capital requirements. We believe that as of December 31, 2001, Charter One, Charter One Bank, and Charter One Commercial each individually met all capital requirements to which they were subject. See Note 13 to the Notes to Consolidated Financial Statements for an analysis of our regulatory capital.
  On July 18, 2000, the Board of Directors of Charter One authorized management to repurchase up to 10%, or 20.2 million shares, of the Company’s outstanding common stock in a program of open market purchases or privately negotiated transactions. As of February 22, 2002, we had purchased 15.0 million shares authorized under this program for a total cost of $394.8 million. These figures include the shares purchased under the agreement discussed below. The repurchased shares are utilized for later reissue in connection with employee benefit plans, acquisitions or stock dividends.
  On September 12, 2001, the Company entered into an agreement with a third party that provided the Company with an option to purchase up to $100 million of Charter One common stock through the use of forward transactions. These transactions could have been settled at Charter One’s election on a physical, net cash or net share basis. On January 8, 2002, the Company settled open forward transactions for 3.5 million shares of its common stock through physical share settlement whereby the Company paid cash of $97.0 million, or $27.69 per share, to a third party in exchange for the 3.5 million shares. Common shares outstanding and shareholders’ equity were reduced accordingly on the January 8, 2002 settlement date.
  We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations and Charter One Bank’s ability to upstream funds. Charter One depends significantly upon dividends originating from Charter One Bank to accumulate earnings for payment of cash dividends to our shareholders. See Note 13 to the Notes to Consolidated Financial Statements for a discussion of restrictions on Charter One Bank’s ability to pay cash dividends.
  Quarterly high and low sales prices, closing prices and cash dividends declared for our common stock are shown in the following table. All prices have been restated to reflect prior stock dividends. Our common stock is traded on the New York Stock Exchange under the symbol CF. As of February 22, 2002, there were approximately 20,000 shareholders of record.

Market Price and Dividends

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2001
High	$28.56	$30.38	$31.41	$29.46	$31.41
Low	24.19	25.23	23.40	24.60	23.40
Close	26.95	30.38	28.22	27.15	27.15
Dividends declared and paid	.17	.19	.19	.20	.75

2000
High	$19.05	$24.49	$23.93	$28.57	$28.57
Low	13.83	16.45	20.06	18.93	13.83
Close	19.05	20.86	23.22	27.50	27.50
Dividends declared and paid	.14	.16	.16	.17	.63

On January 22, 2002, Charter One declared a regular quarterly cash dividend of $.20 per share. The cash dividend is payable February 20, 2002 to shareholders of record on February 6, 2002.

Quarterly Results
The following table presents summarized quarterly data for each of the years indicated. Earnings per share have been restated to reflect prior stock dividends.

Quarterly Financial Data (Unaudited)

(Dollars in thousands,	First	Second	Third	Fourth	Total
except per share data)	Quarter	Quarter	Quarter	Quarter	Year

2001
Total interest income	$589,276	$579,942	$608,982	$600,046	$2,378,246
Net interest income	229,481	227,671	253,324	279,940	990,416
Provision for loan and lease losses	17,728	17,076	27,109	38,853	100,766
Net gains	16,094	25,580	26,302	46,336	114,312
Net income	114,790	120,412	130,433	135,079	500,714
Basic earnings per share	.52	.55	.58	.60	2.25
Diluted earnings per share	.51	.54	.57	.59	2.21

2000
Total interest income	$534,070	$545,598	$577,518	$589,902	$2,247,088
Net interest income	233,003	232,033	223,169	214,830	903,035
Provision for loan and lease losses	8,598	11,509	13,178	20,920	54,205
Net gains (losses)	3,547	3,064	5,522	(2,862)	9,271
Merger expenses	3,258	20,845	1,961	3,427	29,491
Net income	111,709	103,287	109,592	109,374	433,962
Basic earnings per share	.48	.45	.50	.50	1.93
Diluted earnings per share	.48	.44	.49	.49	1.90

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
  The important factors we discuss below and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission (“SEC”) and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document.
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

consolidated statements of financial condition

	December 31,

(Dollars in thousands, except per share data)	2001	2000

Assets
Cash accounts	$472,658	$514,152
Interest-bearing deposits with banks	8,355	16,619
Federal funds sold and other	35,507	486

Total cash and cash equivalents	516,520	531,257
Investment securities:
Available for sale	129,312	426,701
Held to maturity (fair value of $6,467 and $22,671)	6,274	22,514
Mortgage-backed securities:
Available for sale	8,030,512	4,087,196
Held to maturity (fair value of $1,022,658 and $1,531,525)	983,904	1,506,175
Loans and leases, net	25,396,071	23,950,172
Loans held for sale	332,629	58,002
Bank owned life insurance	808,231	743,509
Federal Home Loan Bank stock	617,836	568,377
Premises and equipment	352,235	323,911
Accrued interest receivable	162,065	165,990
Real estate and other collateral owned	54,351	27,731
Loan servicing assets	139,840	121,735
Goodwill	350,839	172,411
Other assets	293,897	265,746

Total assets	$38,174,516	$32,971,427

Liabilities
Deposits	$25,123,309	$19,605,671
Federal Home Loan Bank advances	8,657,238	9,636,277
Federal funds purchased and repurchase agreements	203,259	262,326
Other borrowings	304,410	284,808
Advance payments by borrowers for taxes and insurance	54,103	60,761
Accrued interest payable	57,704	54,499
Accrued expenses and other liabilities	845,993	610,881

Total liabilities	35,246,016	30,515,223

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 224,855,827 and 212,684,698 shares issued	2,249	2,127
Additional paid-in capital	2,091,767	1,745,232
Retained earnings	811,093	786,793
Less 516,082 and 4,456,293 shares of common stock held in treasury at cost	(14,586)	(100,545)
Borrowings of employee investment and stock ownership plan	—	(1,256)
Accumulated other comprehensive income	37,977	23,853

Total shareholders’ equity	2,928,500	2,456,204

Total liabilities and shareholders’ equity	$38,174,516	$32,971,427

See Notes to Consolidated Financial Statements.

consolidated statements of income

	Year Ended December 31,

(Dollars in thousands, except per share data)	2001	2000	1999

Interest income:
Loans and leases	$1,872,270	$1,810,608	$1,683,662
Mortgage-backed securities:
Available for sale	366,475	241,369	214,119
Held to maturity	86,952	120,812	155,141
Investment securities:
Trading	—	38	363
Available for sale	11,180	33,412	36,276
Held to maturity	409	1,594	2,453
Other interest-earning assets	40,960	39,255	36,441

Total interest income	2,378,246	2,247,088	2,128,455

Interest expense:
Deposits	855,283	766,109	718,047
FHLB advances	498,444	532,583	432,043
Other borrowings	34,103	45,361	44,261

Total interest expense	1,387,830	1,344,053	1,194,351

Net interest income	990,416	903,035	934,104
Provision for loan and lease losses	100,766	54,205	35,237

Net interest income after provision for loan and lease losses	889,650	848,830	898,867

Other income:
Retail banking	291,892	243,547	197,279
Mortgage banking	24,878	77,914	48,570
Leasing operations	4,020	14,919	10,480
Net gains (losses)	114,312	9,271	(57,047)
Bank owned life insurance and other	38,522	47,220	31,315

Total other income	473,624	392,871	230,597

Administrative expenses:
Compensation and employee benefits	279,900	270,642	275,454
Net occupancy and equipment	109,388	101,893	95,547
Marketing	31,708	19,527	21,643
Federal deposit insurance premiums	3,918	4,011	8,256
Merger expenses	—	29,491	63,526
Amortization of goodwill	16,156	16,180	14,011
Other administrative expenses	188,592	162,211	154,890

Total administrative expenses	629,662	603,955	633,327

Income before income taxes and extraordinary item	733,612	637,746	496,137
Income taxes	232,898	203,784	160,607

Income before extraordinary item	500,714	433,962	335,530
Extraordinary item, net of tax benefit of $837	—	—	1,554

Net income	$500,714	$433,962	$333,976

Basic earnings per share(1):
Income before extraordinary item	$2.25	$1.93	$1.43
Extraordinary item	—	—	(.01)

Net income	$2.25	$1.93	$1.42

Diluted earnings per share(1):
Income before extraordinary item	$2.21	$1.90	$1.40
Extraordinary item	—	—	(.01)

Net income	$2.21	$1.90	$1.39

Weighted average common shares outstanding(1)	221,473,731	224,397,762	234,930,650
Weighted average common and common equivalent shares outstanding(1)	227,031,880	228,471,263	240,175,067

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.
See Notes to Consolidated Financial Statements.

consolidated statements of shareholders’ equity

						Borrowings of
						Employee
					Accumulated	Investment
		Additional			Other	and Stock
	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Plan	Total

Balance, January 1, 1999	$2,067	$1,289,164	$1,068,592	$(15,325)	$45,826	$(5,288)	$2,385,036
Comprehensive Income:
Net income	—	—	333,976	—	—	—	333,976
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	(52,846)	—	(52,846)

Comprehensive income	—	—	333,976	—	(52,846)	—	281,130
5% stock dividend	58	126,121	(189,659)	63,254	—	—	(226)
Purchase of 6,799,102 shares of treasury stock	—	—	—	(160,381)	—	—	(160,381)
EISOP loan repayment	—	—	—	—	—	2,150	2,150
Dividends paid ($.54 per share)(1)	—	—	(134,102)	—	—	—	(134,102)
Issuance of common shares in connection with stock options plans, 2,101,123 shares	13	10,615	(4,384)	17,923	—	—	24,167
Other	(14)	310,826	(339,913)	29,027	—	—	(74)

Balance, December 31, 1999	2,124	1,736,726	734,510	(65,502)	(7,020)	(3,138)	2,397,700

Comprehensive income:
Net income	—	—	433,962	—	—	—	433,962
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	30,873	—	30,873

Comprehensive income	—	—	433,962	—	30,873	—	464,835
5% stock dividend	—	—	(220,721)	220,505	—	—	(216)
Purchase of 12,940,172 shares of treasury stock	—	—	—	(293,763)	—	—	(293,763)
EISOP loan repayment	—	—	—	—	—	1,882	1,882
Dividends paid ($.63 per share)(1)	—	—	(144,443)	—	—	—	(144,443)
Issuance of common shares in connection with stock options plans, 2,028,110 shares	3	8,506	(16,515)	38,215	—	—	30,209

Balance, December 31, 2000	2,127	1,745,232	786,793	(100,545)	23,853	(1,256)	2,456,204

Comprehensive income:
Net income	—	—	500,714	—	—	—	500,714
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	14,124	—	14,124

Comprehensive income	—	—	500,714	—	14,124	—	514,838
5% stock dividend	49	130,002	(279,968)	149,461	—	—	(456)
Purchase of 4,322,010 shares of treasury stock	—	—	—	(122,597)	—	—	(122,597)
EISOP loan repayment	—	—	—	—	—	1,256	1,256
Dividends paid ($.75 per share)(1)	—	—	(166,596)	—	—	—	(166,596)
Issuance of common shares:
Acquisition, 6,887,246 shares	69	196,339	—	—	—	—	196,408
Stock option plans, 425,795 shares	4	20,194	(29,850)	59,095	—	—	49,443

Balance, December 31, 2001	$2,249	$2,091,767	$811,093	$(14,586)	$37,977	$—	$2,928,500

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.
See Notes to Consolidated Financial Statements.

consolidated statements of cash flows

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Cash Flows from Operating Activities
Net income	$500,714	$433,962	$333,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	100,766	54,205	35,237
Provision for deferred income taxes	186,502	170,321	98,449
Net (gains) losses	(113,270)	(7,167)	61,602
Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	129,008	95,360	59,716
Origination of loans held for sale	(1,635,903)	(472,622)	(989,571)
Proceeds from sale of loans held for sale	1,634,460	470,584	985,403
Proceeds from (purchases of) investment securities held for trading	—	13,418	(19,511)
Loss on extinguishment of debt	—	—	2,391
Other	138,273	(195,470)	139,247

Net cash provided by operating activities	940,550	562,591	706,939

Cash Flows from Investing Activities
Net principal disbursed on loans and leases	(7,156,533)	(5,742,717)	(3,283,758)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	524,010	400,738	1,026,772
Mortgage-backed securities available for sale	1,172,379	277,562	485,434
Investment securities held to maturity	16,960	9,298	23,423
Investment securities available for sale	360,104	59,129	236,716
Proceeds from sale of:
Mortgage-backed securities available for sale	3,998,182	4,020,135	1,641,810
Investment securities available for sale	9,656	25,535	539,163
Federal Home Loan Bank stock	20,547	20,300	26,810
Loan servicing assets	—	36,576	—
Purchases of:
Mortgage-backed securities available for sale	(2,065,543)	(149,429)	(210,389)
Investment securities available for sale	(4,398)	(10,696)	(711,087)
Loans	(58,723)	(18,809)	(465,773)
Federal Home Loan Bank stock	—	(80,838)	(86,294)
Loan servicing assets	(61,897)	(42,857)	(35,757)
Bank owned life insurance	—	—	(630,000)
Net cash and cash equivalents received in connection with business combinations	866,742	—	133,845
Other	63,640	(76,125)	(73,737)

Net cash used in investing activities	(2,314,874)	(1,272,198)	(1,382,822)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(1,334,067)	(1,936,001)	1,347,712
Proceeds from long-term borrowings	1,137,184	4,093,770	886,480
Repayments of long-term borrowings	(1,329,166)	(1,713,980)	(1,014,893)
Increase (decrease) in, net of business combinations:
Deposits	3,142,587	531,304	(306,969)
Advance payments by borrowers for taxes and insurance	(16,745)	(19,548)	5,441
Payment of dividends on common stock	(167,052)	(144,659)	(134,328)
Proceeds from issuance of common stock	49,443	30,209	24,093
Purchase of treasury stock	(122,597)	(293,763)	(160,381)

Net cash provided by financing activities	1,359,587	547,332	647,155

Net decrease in cash and cash equivalents	(14,737)	(162,275)	(28,728)
Cash and cash equivalents, beginning of year	531,257	693,532	722,260

Cash and cash equivalents, end of year	$516,520	$531,257	$693,532

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$1,504,097	$1,384,485	$1,170,144
Income taxes	31,500	31,296	65,445
Supplemental Schedule of Noncash Activities
Loans exchanged for mortgage-backed securities	6,708,253	3,991,087	3,606,946

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
Nature of Operations – Headquartered in Cleveland, Ohio, Charter One is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift. The Company’s principal line of business is consumer banking which includes retail banking, mortgage banking and other related financial services. Retail banking provides a full range of deposit products, consumer loans, business lending and commercial real estate loans.
  On January 7, 2002, the Company announced that Charter One Bank, F.S.B. filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert to a national bank charter. Charter One Bank, F.S.B. is currently a federal savings bank regulated by the Office of Thrift Supervision (“OTS”). The Company expects the conversion to be effective during the first quarter of 2002.
Basis of Presentation – The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 2000 and 1999 have been reclassified to conform to the 2001 presentation.
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
Securities – Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss recorded in the Consolidated Statements of Income. Securities classified as available for sale on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Securities classified as held to maturity on the Consolidated Statements of Financial Condition are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold.
Loans – Loans intended for sale are carried at estimated market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.
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
  A loan is considered to be impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. To determine if the impairment criteria have been met, the Bank performs a review of all corporate banking and commercial real estate loans over $1 million that are internally classified as substandard, doubtful or loss. If the impairment criteria have been met, a reserve is calculated according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.”
  Loans and leases considered to be nonperforming include nonaccrual loans and leases, accruing loans and leases delinquent more than 90 days, and restructured loans. A loan, including an impaired loan, is classified as nonaccrual when collectability is in doubt (this is generally when the borrower is 90 days past due on contractual principal or interest payments). A loan may be considered impaired but remain on accrual status when the borrower demonstrates (by continuing to make payments) a willingness to keep the loans current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management’s judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms). Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management’s judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or other terms due to the inability of the borrower to meet the obligation under the original terms. The Bank charges off principal at the earlier of (i) when a total loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased.
Lease Accounting – The Company classifies leases at the inception of the lease in accordance with SFAS No. 13, “Accounting for Leases.” Estimated residual values are reviewed periodically and reduced if necessary.
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
  Sales-Type-Leases — At the inception of the lease, the present value of future rentals is recorded as an equipment sale. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.
  Leveraged Leases — Income on leveraged leases is recognized at a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.
Allowance for Loan and Lease Losses – The Company maintains an allowance for loan and lease losses adequate to absorb estimated probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses consists of specific reserves for individual credits and general reserves for types or portfolios of loans based on historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans, leases, letters of credit and legally binding commitments to provide financing are considered in evaluating the adequacy of the allowance for loan and lease losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and leases losses.
  In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by management and approved by the Company’s Board of Directors. It is performed by senior members of management with many years of banking and lending experience. Management evaluates homogeneous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans, and leases are underwritten, approved and risk rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are charged to the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior members of management and outside directors. The Reserve Adequacy Committee determines the level of provision for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.
Loan Fees – Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method.

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
Loan Servicing Assets – The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 2001 and 2000, virtually all such recorded assets related to residential mortgage loans. Loan servicing assets are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.
Derivatives – The Company uses derivatives as a means of managing its interest rate risk profile (defined as the sensitivity of the Company’s earnings and net portfolio value to changes in interest rates). Interest rate swaps are the derivative instruments that Charter One uses as part of its interest rate risk management strategy. Interest rate swap contracts are exchanges of interest payments, based on a common notional amount and maturity date.
  For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value or cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the fair value of the derivative instrument is recorded in net income.
Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.
Premises and Equipment – Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.
Real Estate Owned – Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.
Goodwill – Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition. For business combinations and branch acquisitions completed prior to June 30, 2001, goodwill was being amortized using the straight-line method over 15 years or less. Amortization of goodwill for past business combinations ceased upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Amortization of goodwill related to branch acquisitions will continue pending further clarification from the Financial Accounting Standards Board (“FASB”). See further discussion in the New Accounting Standards section below.
  For business combinations initiated after June 30, 2001, goodwill is not subject to amortization in accordance with SFAS No. 142. Rather, goodwill will be tested for impairment on an annual basis or when events and circumstances indicate that the value of goodwill has been diminished or impaired.
Income Taxes – Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return.
Consolidated Statements of Cash Flows – For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the assets or liabilities hedged.
Stock Dividends – On July 18, 2001, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 28, 2001 to shareholders of record on September 14, 2001. On July 18, 2000, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 2000 to shareholders of record on September 14, 2000. On July 21, 1999, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 1999 to shareholders of record on September 14, 1999.
Earnings Per Share – Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect all prior stock dividends.

	Year Ended December 31,

(Dollars in thousands,
except per share data)	2001	2000	1999

Basic earnings per share:
Income before extraordinary item	$500,714	$433,962	$335,530

Weighted average common shares outstanding	221,473,731	224,397,762	234,930,650

Basic earnings per share before extraordinary item	$2.25	$1.93	$1.43

Diluted earnings per share:
Income before extraordinary item	$500,714	$433,962	$335,530

Weighted average common shares outstanding	221,473,731	224,397,762	234,930,650
Add common stock equivalents for shares issuable under stock option plans	5,558,149	4,073,501	5,244,417

Weighted average common and common equivalent shares outstanding	227,031,880	228,471,263	240,175,067

Diluted earnings per share before extraordinary item	$2.21	$1.90	$1.40

Comprehensive Income – In accordance with SFAS No. 130, “Reporting Comprehensive Income,” reclassification adjustments have been determined for all components of other comprehensive income reported in the Company’s Consolidated Statements of Shareholders’ Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Other comprehensive income (loss), before tax:
Net unrealized holding gain (loss) on securities	$134,533	$54,580	$(144,501)
Reclassification adjustment for (gains) losses included in net income	(112,804)	(7,083)	63,200

Other comprehensive income (loss), before tax	21,729	47,497	(81,301)
Income tax expense (benefit) related to items of other comprehensive income	7,605	16,624	(28,455)

Other comprehensive income (loss), net of tax	$14,124	$30,873	$(52,846)

Segments – Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.
New Accounting Standards – Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the statement of financial condition at fair value and establishes criteria for designation and effectiveness of hedging relationships. At the time of adoption, the Company designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of liabilities due to changes in interest rates were designated as fair value hedges. Derivative instruments used to hedge the variability of forecasted cash flows attributable to interest rate risk were designated as cash flow hedges. The cumulative effect of adopting SFAS No. 133 was not material to the Company’s consolidated financial statements.
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
  In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from the result of business combinations initiated after June 30, 2001 is not amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142 on January 1, 2002. The Company’s amortization of goodwill related to these past business combinations was $3.0 million after tax, or $.01 per diluted share in 2001.

  In October 2001, the FASB decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” In particular, the Board decided to reconsider whether the acquisition of a branch is a business combination and if goodwill recorded in connection with a branch acquisition (“Statement 72 Goodwill”) should continue to be amortized. Currently, Statement 72 Goodwill is excluded from the scope of SFAS No. 142. The Company’s amortization of goodwill related to branch acquisitions was $7.5 million after tax, or $.04 per diluted share in 2001. Pending further clarification from the FASB, the Company anticipates its amortization of goodwill related to branch acquisitions will be $10.0 million after tax, or $.04 per diluted share in 2002.

2. Business Combinations and Asset Acquisitions
The tables below set forth the Company’s business combinations and asset acquisitions during the past three years.

Business Combinations

		Assets at	Common		Method
	Date	Date of	Shares	Cash	of	Goodwill
(Dollars in thousands)	Completed	Merger	Issued	Consideration	Accounting	Recorded

Alliance Bancorp(1)	July 2, 2001	$2,019,000	6,887,605	$50,234	Purchase	$138,814
St. Paul Bancorp, Inc.	October 1, 1999	6,200,000	39,892,023	—	Pooling	—

(1)	The results of this acquisition have been included in the consolidated financial statements since July 2, 2001. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2001 and January 1, 2000, is not significant and accordingly, is not provided.

Branch Purchases

		Date	Deposits	Loans	Goodwill
(Dollars in thousands)	Branches	Completed	Assumed	Acquired	Recorded

Superior Federal Bank, F.S.B	17	November 19, 2001	$1,022,023	$3,370	$55,984
Chittenden Corporation	14	November 5, 1999	$357,500	$84,700	$43,600

The following tables reconcile merger-related charges in 2000 and 1999 between cash, noncash and accrual activity. The Company did not have any non-cash merger-related charges in 2000.

	2000		2000	2000	2000
	Period	2000	Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:
Direct severance and termination costs	$256	$20,454	$20,710	$(29,227)	$10,186
Premises and equipment	1,149	480	1,629	(70)	503
Professional fees	5,472	—	5,472	(34)	19
Conversion and other	1,680	—	1,680	(971)	324

Total merger- related charges	$8,557	$20,934	$29,491	$(30,302)	$11,032

	1999		1999	1999	1999
	Period	1999	Total	Accrual	Ending
(Dollars in thousands)	Cost	Accrual	Expense	Charges	Accrual

Cash:
Direct severance and termination costs	$23,293	$16,403	$39,696	$(11,411)	$18,959
Premises and equipment	3,757	65	3,822	(3,797)	93
Professional fees	14,872	75	14,947	(3,462)	53
Conversion and other	2,257	—	2,257	(6,504)	1,295

Total cash	44,179	16,543	60,722	(25,174)	20,400

Non-cash:
Write-off of discontinued assets	2,572	—	2,572	—	—
Conversion and other	232	—	232	—	—

Total non-cash	2,804	—	2,804	—	—

Total merger- related charges	$46,983	$16,543	$63,526	$(25,174)	$20,400

3. Investment Securities
Investment securities at December 31, 2001, 2000 and 1999, are as follows:

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
U.S. Treasury and agency securities	$30,344	$586	$1	$30,929
Securities of U.S. states and political subdivisions	8	—	—	8
Other	101,899	830	4,354	98,375

Total investment securities available for sale	132,251	1,416	4,355	129,312

Held to Maturity
Securities of U.S. states and political subdivisions	5,839	194	2	6,031
Other	435	1	—	436

Total investment securities held to maturity	6,274	195	2	6,467

Total	$138,525	$1,611	$4,357	$135,779

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
U.S. Treasury and agency securities	$334,065	$252	$417	$333,900
Securities of U.S. states and political subdivisions	11	—	—	11
Other	102,032	710	9,952	92,790

Total investment securities available for sale	436,108	962	10,369	426,701

Held to Maturity
U.S. Treasury and agency securities	15,000	3	—	15,003
Securities of U.S. states and political subdivisions	7,074	160	6	7,228
Other	440	—	—	440

Total investment securities held to maturity	22,514	163	6	22,671

Total	$458,622	$1,125	$10,375	$449,372

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Trading
Other	$13,380	$—	$—	$13,380

Total investment securities held for trading	13,380	—	—	13,380

Available for Sale
U.S. Treasury and agency securities	342,570	5,479	8,362	339,687
Securities of U.S. states and political subdivisions	294	1	—	295
Other	141,001	5,250	3,538	142,713

Total investment securities available for sale	483,865	10,730	11,900	482,695

Held to Maturity
U.S. Treasury and agency securities	17,058	—	292	16,766
Securities of U.S. states and political subdivisions	8,279	75	53	8,301
Other	20,669	—	1,326	19,343

Total investment securities held to maturity	46,006	75	1,671	44,410

Total	$543,251	$10,805	$13,571	$540,485

The Company did not have any investment securities held for trading at December 31, 2001 and 2000. The weighted average interest rate on investment securities was 8.21%, 7.40%, and 7.26% at December 31, 2001, 2000 and 1999, respectively.
  Investment securities by contractual maturity as of December 31, 2001 are shown below:

				Due After One But
	Due Within One Year			Within Five Years

	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield

U.S. Treasury and agency securities	$10,003	$10,095	5.99%	$3,544	$3,655	4.49%
Securities of U.S. states and political subdivisions	235	243	5.84	2,477	2,569	5.09
Other	403	403	—	526	527	7.92

Total	$10,641	$10,741	5.76	$6,547	$6,751	4.99

	Due After Five But
	Within Ten Years			Due After Ten Years

	Amortized	Fair		Amortized	Fair
	Cost	Value	Yield	Cost	Value	Yield

U.S. Treasury and agency securities	$743	$837	8.52%	$16,054	$16,342	7.10%
Securities of U.S. states and political subdivisions	3,135	3,227	5.22	—	—	—
Other	26	26	6.80	101,379	97,855	8.94

Total	$3,904	$4,090	5.86	$117,433	$114,197	8.68

Gains on sales were $3.2 million, $11.2 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Losses on sales were $9.8 million for the year ended December 31, 1999. No losses on sales were realized during the years ended December 31, 2001 and 2000, respectively.

4. Mortgage-Backed Securities
Mortgage-backed securities at December 31, 2001, 2000 and 1999, are as follows:

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$6,914,397	$58,000	$21,972	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	508,093	10,168	10	518,251
Private issues	545,998	16,245	407	561,836

Total mortgage- backed securities available for sale	7,968,488	84,413	22,389	8,030,512

Held to Maturity
Participation certificates:
U.S. government and agency issues	475,622	19,871	4	495,489
Private issues	90,203	973	171	91,005
Collateralized mortgage obligations:
U.S. government and agency issues	185,944	10,187	80	196,051
Private issues	232,135	8,212	234	240,113

Total mortgage- backed securities held to maturity	983,904	39,243	489	1,022,658

Total	$8,952,392	$123,656	$22,878	$9,053,170

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$3,012,369	$39,162	$3,959	$3,047,572
Collateralized mortgage obligations:
U.S. government and agency issues	519,746	4,970	722	523,994
Private issues	507,395	9,840	1,605	515,630

Total mortgage-backed securities available for sale	4,039,510	53,972	6,286	4,087,196

Held to Maturity
Participation certificates:
U.S. government and agency issues	672,638	12,600	308	684,930
Private issues	128,407	518	1,787	127,138
Collateralized mortgage obligations:
U.S. government and agency issues	268,575	9,139	439	277,275
Private issues	436,555	7,351	1,724	442,182

Total mortgage-backed securities held to maturity	1,506,175	29,608	4,258	1,531,525

Total	$5,545,685	$83,580	$10,544	$5,618,721

	December 31, 1999

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$3,145,128	$4,797	$29,055	$3,120,870
Collateralized mortgage obligations:
U.S. government and agency issues	530,123	15,015	865	544,273
Private issues	525,345	8,702	6,056	527,991

Total mortgage-backed securities available for sale	4,200,596	28,514	35,976	4,193,134

Held to Maturity
Participation certificates:
U.S. government and agency issues	848,038	4,859	7,128	845,769
Private issues	162,485	545	4,315	158,715
Collateralized mortgage obligations:
U.S. government and agency issues	304,772	11,781	1,907	314,646
Private issues	591,951	3,436	5,204	590,183

Total mortgage-backed securities held to maturity	1,907,246	20,621	18,554	1,909,313

Total	$6,107,842	$49,135	$54,530	$6,102,447

Sales of mortgage-backed securities resulted in gains of $109.6 million in 2001, $19.7 million in 2000 and $12.4 million in 1999. Losses on sales were $23.9 million in 2000 and $71.1 million in 1999. No losses on sales were realized in 2001.

5. Loans and Leases
Loans and leases consist of the following:

	At December 31,

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Real estate mortgage loans:
Permanent:
One-to-four family	$9,317,810	36.7%	$10,413,005	43.5%	$11,365,545	51.1%	$13,311,870	60.6%	$12,471,500	65.1%
Multifamily	989,169	3.9	1,064,796	4.4	1,224,348	5.5	1,027,320	4.7	1,203,277	6.3
Commercial	1,076,493	4.2	769,589	3.2	624,517	2.8	663,448	3.0	627,816	3.3

Total permanent	11,383,472	44.8	12,247,390	51.1	13,214,410	59.4	15,002,638	68.3	14,302,593	74.7

Construction:
One-to-four family	666,982	2.6	611,317	2.6	486,512	2.2	453,762	2.1	342,915	1.7
Multifamily	359,848	1.4	90,129	.4	75,171	.3	45,064	.2	36,234	.2
Commercial	313,725	1.3	163,544	.6	92,993	.4	73,641	.3	48,716	.3

Total construction	1,340,555	5.3	864,990	3.6	654,676	2.9	572,467	2.6	427,865	2.2

Total real estate mortgage loans	12,724,027	50.1	13,112,380	54.7	13,869,086	62.3	15,575,105	70.9	14,730,458	76.9
Retail consumer loans	4,808,390	18.9	4,583,770	19.1	3,745,633	16.8	2,841,225	12.9	1,943,287	10.1
Automobile loans	4,244,070	16.7	3,046,038	12.7	2,413,531	10.8	2,011,968	9.2	1,624,612	8.5
Consumer finance loans	1,027,392	4.0	974,852	4.1	700,259	3.2	443,301	2.0	127,420	.7
Leases	1,994,524	7.9	1,778,021	7.4	1,137,895	5.1	734,152	3.3	439,004	2.3
Corporate banking loans	1,043,714	4.1	802,379	3.4	679,397	3.0	575,042	2.6	512,595	2.7

Total loans and leases held for investment	25,842,117	101.7	24,297,440	101.4	22,545,801	101.2	22,180,793	100.9	19,377,376	101.2

Less:
Loans in process	387,264	1.5	345,341	1.4	259,680	1.2	163,277	.8	143,750	.8
Unamortized net discounts (premiums)	20,527	—	(6,763)	—	(7,430)	—	(14,282)	(.1)	(5,292)	—
Allowance for loan and lease losses	255,478	1.0	189,616	.8	186,400	.8	184,989	.8	181,554	.9
Net deferred loan costs	(86,007)	(.3)	(83,388)	(.4)	(91,133)	(.4)	(66,927)	(.3)	(35,368)	(.2)
Automobile dealer reserve	(131,216)	(.5)	(97,538)	(.4)	(78,578)	(.4)	(65,214)	(.3)	(55,613)	(.3)

Total net items	446,046	1.7	347,268	1.4	268,939	1.2	201,843	.9	229,031	1.2

Loans and leases held for investment, net	$25,396,071	100.0%	$23,950,172	100.0%	$22,276,862	100.0%	$21,978,950	100.0%	$19,148,345	100.0%

Loans held for sale	$332,629		$58,002		$35,988		$240,461		$361,175

Loan servicing portfolio	$13,846,807		$10,379,644		$10,798,563		$9,916,922		$10,140,387

As of December 31, 2001, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank’s total loans and leases that is not included as a loan or lease category in the table above.
  The following table reflects the principal payments contractually due (assuming no prepayments) on the Bank’s construction portfolio, net of loans in process, and corporate banking loan portfolio at December 31, 2001. Management expects prepayments will cause actual maturities to be shorter.

	Principal Payments Contractually Due in the Year(s)
	Ended December 31,

		2003-	2007 and
(Dollars in thousands)	2002	2006	Thereafter	Total

Construction loans	$672,739	$265,839	$6,490	$945,068
Corporate banking loans	260,146	476,119	307,449	1,043,714

Total(1)	$932,885	$741,958	$313,939	$1,988,782

(1)	Of the $1.1 billion of loans due after December 31, 2002, 41% are fixed rate and 59% are adjustable rate.
The Company normally has outstanding a number of commitments to extend credit. At December 31, 2001, there were outstanding commitments to originate $2.6 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. At December 31, 2001, there were also outstanding unfunded consumer lines of credit of $3.7 billion and corporate banking lines of credit of $404.4 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $106.4 million as of December 31, 2001.
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
  A summary of the investment in leases, before the allowance for lease losses, is as follows:

	December 31,

(Dollars in thousands)	2001	2000

Direct financing leases	$1,277,979	$1,186,961
Sales-type leases	49,793	54,369
Leveraged leases	666,752	536,691

Total lease financings	$1,994,524	$1,778,021

The components of the investment in lease financings, before the allowance for lease losses, are as follows:

	December 31,

(Dollars in thousands)	2001	2000

Total future minimum lease rentals	$1,512,225	$1,400,651
Estimated residual value of leased equipment	1,076,772	972,822
Initial direct costs	11,397	10,768
Less unearned income on minimum lease rentals and estimated residual value of leased equipment	605,870	606,220

Total lease financings	$1,994,524	$1,778,021

At December 31, 2001, future minimum lease rentals on direct financing, sales-type and leveraged leases are as follows: $258.1 million in 2002; $224.2 million in 2003; $186.2 million in 2004; $153.1 million in 2005; $124.4 million in 2006; and $566.2 million thereafter.
Allowance for Loan and Lease Losses – Changes in the allowance for loan and lease losses are as follows:

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Balance, beginning of year	$189,616	$186,400	$184,989
Provision	100,766	54,205	35,237
Acquired through business combination	33,782	—	3,603
Charge-offs	(78,459)	(60,331)	(45,484)
Recoveries	9,773	9,342	8,055

Balance, end of year	$255,478	$189,616	$186,400

The total investment in impaired loans was $12.3 million and $23.0 million at December 31, 2001 and 2000, respectively. These loans were subject to allowances for loan and lease losses of $3.8 million and $12.9 million as of December 31, 2001 and 2000, respectively.
  The average recorded investment in impaired loans was $10.9 million, $21.3 million, and $17.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. Interest income recognized was $.7 million, $.6 million and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The interest income potential based upon the original terms of the contracts for these impaired loans was $1.0 million, $2.1 million, and $1.8 million for 2001, 2000 and 1999, respectively.

6. Loan Servicing Assets
Activity in loan servicing assets is summarized as follows:

	Year Ended December 31,

(Dollars in thousands)	2001	2000

Beginning balance	$121,735	$118,792
Amount capitalized	61,897	42,860
Sales	—	(36,576)
Amortization	(19,178)	(13,341)
Net change in valuation allowance	(24,614)	10,000

Ending balance	$139,840	$121,735

Loans serviced for others were $13.8 billion and $10.4 billion at December 31, 2001 and 2000, respectively. At December 31, 2001, the fair value of loan servicing assets approximated book value. At December 31, 2000, the fair value of loan servicing assets was $138.3 million.
  The Bank securitized residential mortgage and consumer loans of $6.7 billion and $4.0 billion in 2001 and 2000, respectively, in which the Bank retained servicing. The residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. The Bank did not retain any credit enhancing residual interests, nor is the Bank subject to any significant recourse obligations. The Company does not hold any interests in or sponsor any special-purpose entities.

7. Deposits
Deposits consist of the following:

	December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Checking accounts:
Interest-bearing	$5,973,545	2.45%	$2,547,726	2.68%	$2,066,453	2.05%
Noninterest-bearing	1,856,481	—	1,394,186	—	1,263,290	—
Money market and savings accounts	6,737,160	2.26	5,486,158	3.30	5,235,562	2.70
Certificates of deposit	10,556,123	4.43	10,177,601	5.99	10,508,670	5.31

Total deposits, net	$25,123,309	3.05	$19,605,671	4.38	$19,073,975	3.89

Including the effect of interest rate swaps		2.88		4.35		3.79

A summary of all certificates of deposit by maturity follows:

(Dollars in thousands)	December 31, 2001

Within 12 months	$8,118,917
Over 12 months to 36 months	1,123,640
Over 36 months	1,313,566

Total	$10,556,123

A summary of retail certificates of deposit with balances of $100,000 or more by maturity follows:

(Dollars in thousands)	December 31, 2001

Three months or less	$356,070
Over three months to six months	729,021
Over six months to twelve months	742,362
Over twelve months	170,814

Total	$1,998,267

Investment securities and mortgage-backed securities with a par value of $573.0 million, $594.6 million and $546.2 million at December 31, 2001, 2000, and 1999, respectively, are pledged to secure public deposits and for other purposes required or permitted by law.

8. Federal Home Loan Bank Advances
Federal Home Loan Bank (“FHLB”) advances at December 31, 2001 are secured by the Company’s investment in the stock of the FHLB, as well as $12.6 billion in certain real estate loans and $2.4 billion in mortgage-backed securities. FHLB advances are comprised of the following:

	December 31,

	2001		2000

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Fixed rate advances	$8,218,827	5.19%	$9,011,799	5.81%
Variable rate advances	424,477	1.75	624,478	6.59

Total advances	8,643,304	5.02	9,636,277	5.86
Plus amortized premium on advances	13,934	—	—	—

Total advances, net	$8,657,238	4.95	$9,636,277	5.86

Including the effect of interest rate swaps		5.02%		5.86%

Scheduled repayments of FHLB advances are as follows:

	December 31, 2001

	Fixed Rate Advances		Variable Rate Advances

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Maturing in:
2002	$1,100,000	3.04%	$14,873	2.05%
2003	1,105,000	4.66	—	—
2004	125,000	5.64	—	—
2005	2,265,200	6.23	—	—
2006	500,112	4.98	—	—
Thereafter	3,123,515	5.39	409,604	1.74

Total advances, net	$8,218,827	5.19%	$424,477	1.75%

At December 31, 2001, certain fixed rate agreements are convertible to LIBOR at the counterparty’s option beginning in 2002. If the counterparty exercises its option, the Company can prepay the advance in full or part on the effective conversion date or on the quarterly repricing date.

9. Federal Funds Purchased and Repurchase Agreements
The Company enters into federal funds purchased and repurchase agreements. The agreements to repurchase assets correspond with sales of the Company’s securities which are treated as financings for financial statement purposes. The securities subject to repurchase agreements were delivered to the FHLB or brokers arranging the transactions who hold the collateral until maturity of the agreements.
  Federal funds purchased and repurchase agreements consist of the following:

	December 31,

	2001		2000

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate

Due within 30 days	$203,259	1.67%	$262,326	5.64%

At December 31, 2001, there were no amounts at risk with any counterparties exceeding 10% of shareholders’ equity. The amount at risk is equal to the excess of the carrying value (or market value if greater) of the securities sold under agreements to repurchase over the amount of the repurchase liability.

10. Other Borrowings
Other borrowings consist of the following:

	December 31,

(Dollars in thousands)	2001	2000

Senior notes, due February 15, 2004, interest payable at 7.125% (net of unamortized discount of $.6 million in 2001 and $.8 million in 2000)	$94,524	$94,284
Zero coupon bonds of $151 million at December 31, 2001 and $156 million at December 31, 2000, due February 2005, with yield to maturity of 11.37%	106,162	98,028
Installment obligations without recourse	85,482	73,660
Variable-rate bonds, due December 1, 2015, interest payable semi-annually at 4.75% with a ceiling of 9.50%	10,000	10,000
Other	8,242	8,836

Total	$304,410	$284,808

The zero coupon bonds are collateralized by mortgage-backed securities with a par value of $202.3 million and $186.2 million at December 31, 2001 and 2000, respectively.

11. Interest Rate Swaps
The Company uses interest rate swaps as a means of managing its interest rate risk profile (defined as the sensitivity of the Company’s earnings and net portfolio value to changes in interest rates). The Company utilizes fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term variable instruments. Under these agreements Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.
  The Company also utilizes fixed payment interest rate swaps to convert certain floating-rate FHLB advances into fixed-rate instruments. Under these agreements, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. The Company assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.
  Information on the interest rate swaps, by maturity date, is as follows:

	December 31,

	2001					2000

		Receiving		Paying			Receiving		Paying
	Notional	Interest		Interest		Notional	Interest		Interest
(Dollars in thousands)	Amount	Rate		Rate		Amount	Rate		Rate

Fixed Payment and Variable Receipt
2002	$25,000	3.73%		6.44%		$25,000	6.94%		6.44%
2003	409,605	1.94		3.55		—	—		—

Total	$434,605	2.04	%(1)	3.71%		$25,000	6.94	%(1)	6.44%

Variable Payment and Fixed Receipt
2001	$—	—		—		$420,000	6.38%		6.73%
2002	—	—		—		155,000	7.03		6.73
2003	255,000	4.08		2.14		120,000	6.14		6.68
2004	—	—		—		478,000	6.84		6.75
2005	—	—		—		445,000	7.89		6.68
2006	930,000	5.80		2.12		70,000	7.07		6.59
2007	10,000	7.25		2.36		10,000	7.25		6.71
2009	—	—		—		65,000	7.32		6.53
2010	10,000	7.40		2.06		10,000	7.50		6.65
2011	45,000	6.33		1.94		—	—		—

Total	$1,250,000	5.49%		2.12	% (1)	$1,773,000	7.00%		6.71	% (1)

(1)	Rates are based on LIBOR.
The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

	December 31,

(Dollars in thousands)	2001	2000

Unrealized gain (loss):
Fair value hedges	$23,376	$20,980
Cash flow hedges	(3,584)	(258)

Total fair value	$19,792	$20,722

The net benefit of interest rate swaps included in interest expense is as follows:

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Interest (income) expense:
Deposits	$(21,774)	$(8,879)	$(9,886)
FHLB advances	1,241	—	86
Federal funds purchased and repurchase agreements	—	—	(236)
Mortgage loans	—	—	273

Total	$(20,533)	$(8,879)	$(9,763)

The Company is exposed to credit loss in the event of nonperformance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.

12. Income Taxes
The provision for income taxes consists of the following components:

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Current	$46,396	$33,463	$62,158
Deferred	186,502	170,321	98,449

Total	$232,898	$203,784	$160,607

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended December 31,

	2001		2000		1999

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Tax at statutory rate	$257,057	35.0%	$223,211	35.0%	$173,648	35.0%
Decrease due to:
Bank owned life insurance	(13,615)	(1.9)	(13,429)	(2.1)	(9,191)	(1.9)
General business credits	(3,443)	(.5)	(2,500)	(.4)	(1,821)	(.3)
Other	(7,101)	(.9)	(3,498)	(.5)	(2,029)	(.4)

Income tax provision	$232,898	31.7%	$203,784	32.0%	$160,607	32.4%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Deferred tax assets:
Book allowance for loan losses	$84,466	$62,581	$61,847
Accrued and deferred compensation	1,936	3,267	3,176
Net unrealized loss on securities	—	—	3,774
Alternative minimum tax credit	47,638	53,728	22,850
Other	27,886	53,170	51,317

Total deferred tax assets	161,926	172,746	142,964

Deferred tax liabilities:
Leasing activities, net	557,246	386,053	225,459
FHLB stock dividend	58,018	45,307	32,709
Deferred loan costs	28,731	29,136	33,656
Tax allowance for loan losses	2,285	3,640	5,081
Net unrealized gain on securities	20,586	12,825	—
Other	10,099	44,346	7,700

Total deferred tax liabilities	676,965	521,307	304,605

Net deferred tax liability	$(515,039)	$(348,561)	$(161,641)

In 2001 and 2000, Charter One recaptured excess bad debt reserves of $3.8 million and $4.1 million, respectively, resulting in payments of $1.3 million and $1.4 million which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a “bank”. Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $321.3 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

13. Regulatory Matters
Federal Reserve Board (“FRB”) regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $78.5 million and $54.9 million at December 31, 2001 and 2000, respectively.
  The Bank may not declare or pay cash dividends on its shares of common stock if the payment would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 2001, approximately $62.8 million of the Company’s retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.
  As a financial holding company, Charter One is subject to regulation by the FRB under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the OTS, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
  Quantitative measures established by regulation to ensure capital adequacy require Charter One and Charter One Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and Tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets. The actual regulatory capital ratios calculated for Charter One, Charter One Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

	December 31, 2001

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:
Total capital to risk-weighted assets	$2,773,390	10.23%	$2,168,434	≥8.00%	$2,710,542	≥10.00%
Tier 1 capital to risk-weighted assets	2,517,875	9.29	1,084,217	≥4.00	1,626,325	≥6.00
Tier 1 capital to average assets	2,517,875	6.81	1,479,451	≥4.00	1,849,313	≥5.00
Charter One Commercial:
Total capital to risk-weighted assets	39,729	46.21	6,877	≥8.00	8,597	≥10.00
Tier 1 capital to risk-weighted assets	39,729	46.21	3,439	≥4.00	5,158	≥6.00
Tier 1 capital to average assets	39,729	13.72	11,579	≥4.00	14,474	≥5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,659,977	10.01	2,125,856	≥8.00	2,657,320	≥10.00
Tier 1 capital to risk-weighted assets	1,910,830	7.19	N/A	N/A	1,594,392	≥6.00
Core capital to adjusted tangible assets	1,932,552	5.12	1,509,358	≥4.00	1,886,698	≥5.00
Tangible capital to tangible assets	1,932,552	5.12	566,009	≥1.50	N/A	N/A

	December 31, 2000

					To Be “Well
					Capitalized”
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:
Total capital to risk-weighted assets	$2,448,962	10.29%	$1,906,468	≥8.00%	$2,380,585	≥10.00%
Tier 1 capital to risk-weighted assets	2,259,030	9.49	952,234	≥4.00	1,428,351	≥6.00
Tier 1 capital to average assets	2,259,030	6.89	1,310,915	≥4.00	1,638,643	≥5.00
Charter One Commercial:
Total capital to risk-weighted assets	30,213	30.56	7,910	≥8.00	9,887	≥10.00
Tier 1 capital to risk-weighted assets	30,213	30.56	3,955	≥4.00	5,932	≥6.00
Tier 1 capital to average assets	30,213	8.67	13,941	≥4.00	17,427	≥5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,376,443	10.23	1,858,583	≥8.00	2,323,229	≥10.00
Tier 1 capital to risk-weighted assets	1,673,360	7.20	N/A	N/A	1,393,938	≥6.00
Core capital to adjusted tangible assets	1,687,568	5.15	1,310,207	≥4.00	1,637,759	≥5.00
Tangible capital to tangible assets	1,687,300	5.15	491,324	≥1.50	N/A	N/A

Management believes that, as of December 31, 2001, Charter One, Charter One Commercial and Charter One Bank, F.S.B., individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.
  As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company announced on January 7, 2002, that Charter One Bank, F.S.B. filed an application with the OCC to convert to a national bank charter. The Company expects the conversion to be effective during the first quarter of 2002, at which time Charter One Bank will be subject to various regulatory capital requirements administered by the OCC.

14. Stock Purchase Rights
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

15. Stock Option Plans
At December 31, 2001, the Company has several stock option plans under which 9.1 million shares of common stock are reserved for grant to officers, key employees and directors. The plans provide that option prices will not be less than the fair market value of the stock at the grant date. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the “Committee”). The options expire no later than 10 years from the grant date. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of December 31, 2001):

	Year Ended December 31,

(Dollars in thousands, except per share data)	2001	2000	1999

Net income:
As reported	$500,714	$433,962	$333,976
Pro forma	474,945	409,818	310,549
Basic earnings per share:
As reported	2.25	1.93	1.42
Pro forma	2.14	1.83	1.32
Diluted earnings per share:
As reported	2.21	1.90	1.39
Pro forma	2.09	1.79	1.29

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

Dividend yield	2.00%	2.00%	2.00%
Volatility	34.40- 43.66%	43.00- 45.41%	32.66- 33.65%
Risk-free interest rate	4.42-5.55%	5.20-6.78%	4.91-6.49%
Life of grant	7 years	7 years	7 years

The estimated weighted-average grant-date fair value (based on the above option-pricing model and assumptions) for options granted in 2001, 2000, and 1999 was $10.68, $8.45, and $9.84, respectively.
  The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 2001 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect all prior stock dividends.

		Weighted Average
	Number of	Exercise Price of
	Option Shares	Option Shares

Outstanding at January 1, 1999	18,592,315	$13.58
Granted	3,849,020	23.99
Exercised	(2,316,488)	8.84
Forfeited	(367,732)	23.18

Outstanding at December 31, 1999	19,757,115	15.99
Granted	4,193,258	17.32
Exercised	(2,246,472)	10.79
Forfeited	(807,945)	20.85

Outstanding at December 31, 2000	20,895,956	16.63
Granted	7,792,756	25.95
Acquired through acquisition	1,034,488	17.54
Exercised	(2,936,151)	11.85
Forfeited	(604,489)	20.36

Outstanding at December 31, 2001	26,182,560	19.89

Financial data pertaining to outstanding stock options were as follows:

December 31, 2001

					Weighted
					Average
			Weighted		Exercise Price
		Average	Average	Number of	of Exercisable
Ranges of	Number of	Remaining	Exercise Price of	Exercisable	Option
Exercise Prices	Option Shares	Years	Option Shares	Option Shares	Shares

$ 2.54 - 9.98	2,049,530	1.5	$ 6.44	2,049,530	$ 6.44
10.07 - 14.04	3,597,619	4.1	11.20	3,597,619	11.20
15.14 - 20.00	5,648,320	7.1	17.31	2,063,228	17.71
20.24 - 24.58	6,900,793	6.6	23.45	3,584,347	22.99
25.21 - 25.99	3,849,517	9.0	25.23	75,396	25.83
26.07 - 30.59	4,136,781	9.8	26.69	143,175	27.26

	26,182,560	6.8	19.89	11,513,295	15.48

The Committee may also award restricted shares of common stock to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 2001, no awards of restricted shares of common stock had been made.
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
Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance – The carrying amount as reported in the Consolidated Statements of Financial Condition is a reasonable estimate of fair value.
Mortgage-Backed and Investment Securities – Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.
Loans and Leases – The fair value is estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.
Federal Home Loan Bank Stock – The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the FHLB are executed at par.
Deposits – The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for advances of similar remaining maturities.

Federal Home Loan Bank Advances, Federal Funds Purchased and Repurchase Agreements and Other Borrowings – Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate fair value of existing borrowings and capital securities.
Forward Commitments – Quoted market prices are utilized to determine fair value disclosures when such prices are available.
  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$516,520	$516,520	$531,257	$531,257
Investment securities	135,586	135,779	449,215	449,372
Mortgage-backed securities	9,014,416	9,053,170	5,593,371	5,618,721
Loans and leases, net	25,728,700	26,102,123	24,008,174	23,953,841
Federal Home Loan Bank stock	617,836	617,836	568,377	568,377
Accrued interest receivable	162,065	162,065	165,990	165,990
Liabilities:
Deposits:
Checking, money market and savings accounts	14,567,186	14,567,186	9,428,070	9,428,070
Certificates of deposit	10,556,123	10,695,580	10,177,601	10,213,966
Federal Home Loan Bank advances	8,657,238	9,017,975	9,636,277	9,582,491
Federal funds purchased and repurchase agreements	203,259	203,259	262,326	262,326
Other borrowings	304,410	323,957	284,808	322,212
Advance payments by borrowers for taxes and insurance	54,103	54,103	60,761	60,761
Accrued interest payable	57,704	57,704	54,499	54,499
Off-Balance-Sheet Items:
Forward commitments to purchase/ sell/originate loans or mortgage-backed securities		4,397		843

17. Parent Company Financial Information
The summarized financial statements of Charter One (parent company only) as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 are as follows:

Statements of Financial Condition

	December 31,

(Dollars in thousands)	2001	2000

Assets:
Deposits with subsidiaries	$55,043	$81,655
Cash equivalents	138	131
Investment in subsidiaries, at equity	2,401,473	1,941,579
Securities and other	570,318	530,770

Total assets	$3,026,972	$2,554,135

Liabilities:
Other borrowings	$94,524	$94,284
Accrued expenses and other liabilities	3,948	3,647

Total liabilities	98,472	97,931

Shareholders’ Equity:
Common stock and additional paid-in capital	2,094,016	1,747,359
Retained earnings	811,093	786,793
Treasury stock, at cost	(14,586)	(100,545)
Borrowings of employee investment and stock ownership plan	—	(1,256)
Accumulated other comprehensive income	37,977	23,853

Total shareholders’ equity	2,928,500	2,456,204

Total liabilities and shareholders’ equity	$3,026,972	$2,554,135

Statements of Income

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Income:
Dividends from subsidiaries	$407,300	$1,022,400	$145,000
Interest and dividends on securities	39,382	17,914	1,347
Other income	1,064	1,238	982

Total income	447,746	1,041,552	147,329

Expenses:
Interest expense	7,015	7,022	1,766
Administrative expenses	6,566	5,663	7,787

Total expenses	13,581	12,685	9,553

Income before undistributed net earnings of subsidiaries	434,165	1,028,867	137,776
Equity in undistributed net earnings (loss) of subsidiaries	66,549	(594,905)	196,200

Net income	$500,714	$433,962	$333,976

Statements of Cash Flows

	Year Ended December 31,

(Dollars in thousands)	2001	2000	1999

Cash Flows from Operating Activities:
Net income	$500,714	$433,962	$333,976
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (earnings) loss of subsidiaries	(66,549)	594,905	(196,200)
Other	(219,564)	(35,980)	54,621

Net cash provided by operating activities	214,601	992,887	192,397

Cash Flows from Investing Activities:
Payments for investments in and advances to subsidiaries	—	(530,000)	—
Repayment of investments in and advances to subsidiaries	—	27,000	—
Purchases of securities	(1,000)	—	—
Maturity of securities	—	—	1,000

Net cash provided by (used in) investing activities	(1,000)	(503,000)	1,000

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	—	95,104
Proceeds from issuance of common stock	49,443	30,209	24,093
Payment of dividends on common stock	(167,052)	(144,659)	(134,328)
Net purchases of treasury stock	(122,597)	(293,763)	(160,381)

Net cash used in financing activities	(240,206)	(408,213)	(175,512)

Increase (decrease) in deposits with subsidiaries and cash equivalents	$(26,605)	$81,674	$17,885

18. Subsequent Event
On January 11, 2002, the Boards of Directors of the Company and Charter National Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Charter National in a cash-out merger. Charter Bank, the principal subsidiary of Charter National, is a state-chartered commercial bank headquartered in Wyandotte, Michigan with approximately $300 million in assets, $250 million in deposits, and eight branch offices located south of Detroit, Michigan. The merger, which will be accounted for as a purchase, is expected to close in the second or third quarter of 2002. The transaction is subject to required bank regulatory approvals and approval by Charter National shareholders.

INDEPENDENT AUDITORS’ REPORT

[Deloitte & Touche Logo]

To the Shareholders
and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter One Financial, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
January 22, 2002

FORM 10-K

This Annual Report includes the information required in our Form 10-K filed with the SEC. The integration of the two documents gives our shareholders and other interested parties timely, efficient and comprehensive information on our financial condition and results of operations for the year ended December 31, 2001. Portions of this Annual Report are not required by the Form 10-K report and are not filed as part of the Company’s Form 10-K filed with the SEC. Only those portions of this Annual Report referenced in the cross reference index are incorporated in the Form 10-K filed with the SEC. The report has not been approved or disapproved by the SEC, nor has the SEC passed upon its accuracy or adequacy.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities Registered Pursuant to Section 12(g) of the Act:

None

____________________________________

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 22, 2002 was $6,212,900,000. For this purpose, directors and executive officers of Charter One Financial, Inc. are considered affiliates. The number of shares outstanding of the Registrant’s sole class of common stock as of February 22, 2002 was 219,306,710.

Portions of the Registrant’s proxy statement for the April 23, 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

Form 10-K Cross Reference Index

Item
Number		Pages

PART I
1.	Business	53–54
2.	Properties	54–55
3.	Legal Proceedings	55
4.	Submission of Matters to a Vote of Security Holders — Not Applicable

PART II
5.	Market for Registrant’s Common Equity and Related Shareholder Matters	30
6.	Selected Financial Data	18–19
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–31
7A.	Quantitative and Qualitative Disclosure About Market Risk	28–29
8.	Financial Statements and Supplementary Data	32–51
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures — Not Applicable

PART III
10.	Directors and Executive Officers of the Registrant — Note (1)
11.	Executive Compensation — Note (1)
12.	Security Ownership of Certain Beneficial Owners and Management — Note (1)
13.	Certain Relationships and Related Transactions — Note (1)

PART IV
14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	32–53
Signatures		56

Exhibits — The index of exhibits has been filed as separate pages of the 2001 Form 10-K and is available to shareholders on request from the Registrant’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.
Financial Statement Schedules — All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.
Reports on Form 8-K — On October 12, 2001, the Registrant filed a report on Form 8-K containing a press release announcing that it was holding an Investor Day on November 2, 2001 at the Federal Reserve Bank of Cleveland in Cleveland, Ohio.
Note (1): Incorporated by reference from the Registrant’s Proxy Statement for the April 23, 2002 Annual Meeting of Shareholders. None of the foregoing incorporation by reference shall include the information referred to in Item 306 or Item 402(a)(8) of Regulation S-K.

Item 1. Business
Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Registrant,” is a financial holding company. Charter One’s principal line of business is consumer banking which is primarily conducted through the operations of Charter One Bank, F.S.B. and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See “Selected Financial Data” under Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and Note 1 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information relating to Charter One’s business.
  Charter One has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 2 and 18 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and branch acquisitions.

Market Area and Competition
As of December 31, 2001, Charter One was ranked among the 25 largest bank holding companies in the country and operated through numerous banking offices: 113 in Ohio, 95 in Michigan, 126 in New York, 87 in Illinois, 26 in Vermont and 9 in Massachusetts. The branch locations operate under the Charter One Bank name in all areas except in Michigan, where the Bank is currently known as First Federal of Michigan. On January 11, 2002, the Registrant announced an agreement to acquire Charter National Bancorp, Inc. At the same time, the Registrant announced its plans to adopt the Charter One name for its Michigan operations as soon as the merger is complete, sometime in the second or third quarter of 2002. See Note 18 to the Notes to Consolidated Financial Statements for further information on this proposed acquisition.
  Based on 2001 data from SNL Datasource, the counties served by the Bank include approximately 36% of the population of Ohio, 55% of Michigan, 52% of New York (excluding New York City), 65% of Illinois, 80% of Vermont and 10% of Massachusetts.
  The consumer banking business is highly competitive. Charter One competes actively in all aspects and areas of its business with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities. The Registrant also competes with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.

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
  As a federally chartered savings bank, Charter One Bank remains subject to supervision, regulation and examination by its primary regulator, the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation. On January 7, 2002, Charter One Bank filed an application to become a national bank. Once it becomes a national bank, its primary regulator will be the Office of the Comptroller of the Currency. Charter One Bank expects the conversion to be effective during the first quarter of 2002.
  As a New York chartered commercial bank, Charter One Commercial is subject to supervision, regulation and examination by the Federal Deposit Insurance Corporation and the New York State Banking Department.
  See Management’s Discussion and Analysis — “Capital and Dividends” under Part II, Item 7 of this Form 10-K, and Note 13 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for a discussion of the regulatory capital calculations and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

Executive Officers
Executive Officers of the Registrant. The executive officers of Charter One, each of whom is currently an executive officer of Charter One Bank, are identified below. The executive officers of Charter One are appointed annually by its Board of Directors to serve until the next annual election of officers following the Annual Meeting of Shareholders.

	Age at
	December 31,		Officer
Name	2001	Position	Since

Charles John Koch	55	Chairman of the Board, President and Chief Executive Officer	1987
Mark D. Grossi	48	Executive Vice President	1992
John David Koch	49	Executive Vice President	1987
Richard W. Neu	45	Executive Vice President and Chief Financial Officer	1995
Robert J. Vana	52	Senior Vice President, Chief Corporate Counsel and Corporate Secretary	1987

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

Item 2. Properties
The executive offices of Charter One and Charter One Bank are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by Charter One. Charter One Bank also maintains an operations center and a service center in single-story buildings owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including a 15-story office building in Cleveland, Ohio, two four-story office buildings in Rochester, New York, a two-story and three-story building in Albany, New York, a nine-story office building in Toledo, Ohio, a four-story office building in downtown Canton, Ohio, a three-story office building in Akron, Ohio, two two-story buildings in Michigan and nine two-story office buildings, three three-story office buildings and a four-story office building in metropolitan Chicago, Illinois. Most buildings include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

  As of December 31, 2001, in addition to the Bank’s 456 banking locations, Charter One Bank and its subsidiaries operated 29 loan production offices in 10 states. At December 31, 2001, Charter One Bank owned 236 of these banking facilities and leased the remainder. We operate 919 ATMs at various banking offices and are a member of the Money Access Center System (“MAC”) and the New York Cash Exchange (“NYCE”), which provide our customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Lease terms range from monthly to seven years.

Item 3.	Legal Proceedings
Charter One and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of Charter One, except as discussed below.
  Prior to the merger with FirstFed Michigan Corporation in 1995, Charter One and FirstFed each filed a lawsuit against the United States based upon the breach of certain agreements between Charter One and First Federal, respectively, and the government involving supervisory goodwill and capital credits in the aggregate amount of approximately $126 million. First Federal of Michigan v. United States, No. 95-464C was filed in the United States Court of Federal Claims (“CFC”) on July 20, 1995. Charter One Bank, F.S.B. v. United States, No. 95-528C was filed in the same court on August 8, 1995. These actions, claiming damages for the government’s breach of four separate contractual agreements, have been consolidated and the case is proceeding under docket number 95-464C. Charter One filed motions for summary judgment on liability as to the four contractual agreements at issue. These motions are currently pending pursuant to the terms of a case management order entered by the court to govern all similar goodwill contract cases.
  The status of the litigation is dependent to some degree upon factors that are out of the control of Charter One, including, but not limited to, the outcome of other “Winstar-related” cases in the CFC and the Court of Appeals for the Federal Circuit. On July 1, 1996, the United States Supreme Court in United States v. Winstar Corp. affirmed the CFC’s finding that the government had breached contractual agreements with Glendale Federal Bank, Statesman Savings Bank, and Winstar Federal Savings and Loan for the regulatory capital treatment of goodwill and capital credits, and remanded the cases to the CFC for trials on damages. Glendale’s initial award of $909 million was reversed by the Federal Circuit and remanded to the CFC, where Glendale’s damages case is still pending. The Statesman and Winstar cases settled.
  In 1992, Alliance Bancorp’s predecessor, Liberty Federal Bank, filed a similar breach of contract lawsuit against the United States involving approximately $47 million of supervisory goodwill in Liberty Federal Bank v. United States, No. 92-876. Alliance filed a short form motion for summary judgment in 1998, which is still pending. In light of Charter One’s acquisition of Alliance in July 2001, Charter One will request that the Court also consolidate that action into docket number 95-464C, such that all of the previously-separate cases now controlled by Charter One can proceed together.
  As of January 31, 2002, the CFC had granted plaintiffs summary judgment on contract liability in 16 Winstar-related cases. In several cases, the CFC found a contract for the regulatory treatment of goodwill even though the parties had not executed an assistance agreement regarding the transaction (as the parties had in Winstar and other related cases). The CFC also has completed nine damages trials in Winstar-related cases and issued eight decisions, all but one of which were appealed to the Federal Circuit Court of Appeals. The Federal Circuit’s decisions have been favorable to plaintiffs on some issues but unfavorable on others. For example, in the California Federal Bank case, the Court affirmed the CFC’s rulings on restitution and reliance damages, but remanded the case for trial of plaintiff’s “lost profits” claim that the CFC had dismissed prior to trial. In the Bluebonnet Savings Bank case, the Federal Circuit reversed the CFC’s decision awarding no damages, found that damages were due to the investor plaintiffs, and remanded for a determination of the amount of those damages. (The bank settled its case in 1995.) In the Landmark Land Company case, the Court affirmed the CFC’s award of $21.5 million (the amount invested in the transaction) to Landmark, the shareholder plaintiff, but rejected its other damages claims. In the Glass case, the Federal Circuit reversed on liability grounds and remanded the case to the CFC for further proceedings.
  Due to the number of pending cases, the case management order provides for a sequencing process whereby approximately 30 cases proceed to pretrial discovery each year and thereafter to trial. Pretrial discovery in Charter One’s case (and the Liberty Federal Bank case, whether or not consolidated with Charter One’s case), are scheduled to begin on June 7, 2002. Given the pendency of the other related cases, and the uncertainty inherent in the litigation, Charter One is not able to estimate either the time frame for resolution of its claims, or the final outcome of its litigation against the government, including the damages, if any, which could be awarded if Charter One ultimately prevails on liability issues.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 15, 2002.

CHARTER ONE FINANCIAL, INC.

By: /s/ Charles John Koch Director, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and as of the date indicated above.

/s/ Charles John Koch (Principal Executive Officer) Director, Chairman of the Board, President and Chief Executive Officer

/s/ Richard W. Neu (Principal Financial and Accounting Officer) Director, Executive Vice President and Chief Financial Officer

/s/ Patrick J. Agnew, Director
/s/ Herbert G. Chorbajian, Director
/s/ Phillip Wm. Fisher, Director
/s/ Denise Marie Fugo, Director
/s/ Mark D. Grossi, Director, Executive Vice President
/s/ Charles M. Heidel, Director
/s/ Karen R. Hitchcock, Director
/s/ John D. Koch, Director, Executive Vice President
/s/ Michael P. Morley, Director
/s/ Ronald F. Poe, Director
/s/ Victor A. Ptak, Director
/s/ Melvin J. Rachal, Director
/s/ Jerome L. Schostak, Director
/s/ Joseph C. Scully, Director
/s/ Mark Shaevsky, Director
/s/ Leonard S. Simon, Director
/s/ John P. Tierney, Director
/s/ Eresteen R. Williams, Director

charter one financial, inc., corporate directory

DIRECTORS AND
EXECUTIVE OFFICERS

Charles John Koch (2)
Chairman, President and
Chief Executive Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Patrick J. Agnew
Former President and
Chief Operating Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Herbert G. Chorbajian (1)
Vice Chairman,
Charter One Financial, Inc.
and former Chairman, President
and Chief Executive Officer,
ALBANK Financial Corporation
Albany, New York

Philip Wm. Fisher
Principal of The Fisher Group
Detroit, Michigan

Denise Marie Fugo
President of City Life, Inc.
Cleveland, Ohio

Mark D. Grossi (2)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Charles M. Heidel (4)
Retired President and
Chief Operating Officer,
The Detroit Edison Company
Detroit, Michigan

Karen R. Hitchcock, Ph.D. (2)
President, University at Albany
Albany, New York

John D. Koch (2)
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Michael P. Morley
Executive Vice President and
Chief Administrative Officer,
Eastman Kodak Company
Rochester, New York

Richard W. Neu (2,3)
Executive Vice President
and Chief Financial Officer,
Charter One Financial, Inc.
and Charter One Bank, F.S.B.

Ronald F. Poe
President,
Ronald F. Poe & Associates
White Plains, New York

Victor A. Ptak
Vice President/
Investment Officer,
First Union Securities,
and formerly General
Partner of J.C. Bradford
Cleveland, Ohio

Melvin J. Rachal
President and
Chief Operating Officer,
Midwest Stamping, Inc.
Maumee, Ohio

Jerome L. Schostak
Vice Chairman,
Charter One Financial, Inc.
and Chairman of the Board
and Chief Executive Officer,
Schostak Brothers & Company, Inc.
Southfield, Michigan

Joseph C. Scully
Former Chairman and
Chief Executive Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Mark Shaevsky
Counsel,
Honigman Miller
Schwartz and Cohn LLP
Detroit, Michigan

Leonard S. Simon
Former Chairman and
Chief Executive Officer,
RCSB Financial, Inc.
Rochester, New York

John P. Tierney
Retired Chairman and
Chief Executive Officer,
Chrysler Financial Corporation
Detroit, Michigan

Eresteen R. Williams
Retired Medical Office Manager
Detroit, Michigan

(1)	Chairman and President, Charter One Commercial

(2)	Director, Charter One Commercial

(3)	Executive Vice President and Chief Financial Officer, Charter One Commercial

(4)	Effective April 23, 2002, Mr. Heidel will retire from the Board of Directors and become director emeritus.

SHAREHOLDER
INFORMATION

Annual Meeting

The Annual Meeting of Shareholders of Charter One Financial, Inc. will be held at 11a.m. local time, Tuesday, April 23, 2002 at The Forum Conference Center in Cleveland, Ohio.

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

Transfer Agent
EquiServe
Shareholder Services Department
P.O. Box 43010
Providence, Rhode Island 02940
(800) 733-5001
www.equiserve.com

Directors Emeriti
Charles Joseph Koch
  Chairman Emeritus
Eugene B. Carroll, Sr.
Dr. Norman P. Auburn
Charles F. Ipavec
George M. Jones
Philip J. Meathe
Henry R. Nolte, Jr.
Fred C. Reynolds
Charles A. Shirk

CORPORATE INFORMATION

Corporate Website
www.charterone.com

Investor Relations
(800) 262-6301
Ellen L. Batkie
Senior Vice President
(734) 453-7334

Corporate Marketing and Communications
Cindy Schulze
Senior Vice President
(216) 298-7155

Independent Auditors
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

Legal Counsel: Internal
Robert J. Vana
Chief Corporate Counsel
and Secretary

Legal Counsel: External
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

Headquarters
1215 Superior Avenue
Cleveland, Ohio 44114
(216) 566-5300

Design
Edward Howard & Co.

our
b e s t
                         is yet to come

www.charterone.com

CHARTER ONE FINANCIAL, INC.                             1215 SUPERIOR AVENUE                              CLEVELAND, OHIO 44114

338-AR-02

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 28, 1999 (File No. 000-16311), is incorporated herein by reference.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.9	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.11	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.12	Form of Employment Agreement between Charter One and Leonard S. Simon, filed on August 8, 1997 as Exhibit 10.14 to Registrant’s Registration Statement on Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

10.14	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.15	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.16	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.17	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.18	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.19	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.20	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.21	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.22	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.23	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP