Form 10-Q
period 2002-03-31
CHARTER ONE FINANCIAL INC
filed 2002-05-08
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares outstanding of the registrant’s sole class of common stock as of April 30, 2002 was 220,365,551.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	3/31/02	12/31/01

	(Dollars in thousands,
	except per share data)
ASSETS
Cash accounts	$527,798	$472,658
Interest-bearing deposits with banks	12,048	8,355
Federal funds sold and other	815,509	35,507

Total cash and cash equivalents	1,355,355	516,520
Investment securities:
Available for sale	133,509	129,312
Held to maturity (fair value of $5,221 and $6,467)	5,043	6,274
Mortgage-backed securities:
Available for sale	8,067,946	8,030,512
Held to maturity (fair value of $863,213 and $1,022,658)	830,032	983,904
Loans and leases, net	24,355,261	25,396,071
Loans held for sale	160,805	332,629
Bank owned life insurance	809,356	808,231
Federal Home Loan Bank stock	618,969	617,836
Premises and equipment	357,915	352,235
Accrued interest receivable	155,479	162,065
Real estate and other collateral owned	57,417	54,351
Loan servicing assets	164,789	139,840
Goodwill	347,142	350,839
Other assets	285,366	293,897

Total assets	$37,704,384	$38,174,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$25,636,732	$25,123,309
Federal Home Loan Bank advances	7,830,065	8,657,238
Federal funds purchased and repurchase agreements	57,228	203,259
Other borrowings	325,505	304,410
Advance payments by borrowers for taxes and insurance	44,693	54,103
Accrued interest payable	59,813	57,704
Accrued expenses and other liabilities	893,090	845,993

Total liabilities	34,847,126	35,246,016

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 224,854,600 and 224,855,827 shares issued	2,249	2,249
Additional paid-in capital	2,097,473	2,091,767
Retained earnings	890,539	811,093
Less 4,836,968 and 516,082 shares of common stock held in treasury at cost	(136,429)	(14,586)
Accumulated other comprehensive income	3,426	37,977

Total shareholders’ equity	2,857,258	2,928,500

Total liabilities and shareholders’ equity	$37,704,384	$38,174,516

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended

	3/31/02	3/31/01

	(Dollars in thousands,
	except per share data)
Interest income:
Loans and leases	$427,838	$466,667
Mortgage-backed securities:
Available for sale	111,128	82,724
Held to maturity	14,800	26,287
Investment securities:
Available for sale	2,962	2,836
Held to maturity	71	145
Other interest-earning assets	7,912	10,617

Total interest income	564,711	589,276

Interest expense:
Deposits	170,401	214,457
FHLB advances	103,716	135,747
Other borrowings	7,497	9,591

Total interest expense	281,614	359,795

Net interest income	283,097	229,481
Provision for loan and lease losses	28,717	17,728

Net interest income after provision for loan and lease losses	254,380	211,753

Other income:
Retail banking	73,756	67,369
Mortgage banking	11,290	9,480
Leasing operations	270	1,207
Net gains	21,727	16,094
Bank owned life insurance and other	9,508	9,849

Total other income	116,551	103,999

Administrative expenses:
Compensation and employee benefits	77,252	68,099
Net occupancy and equipment	28,563	26,861
Marketing expenses	8,829	6,059
Federal deposit insurance premiums	1,211	916
Amortization of goodwill	3,898	4,039
Other administrative expenses	46,307	41,612

Total administrative expenses	166,060	147,586

Income before income taxes	204,871	168,166
Income taxes	65,048	53,376

Net income	$139,823	$114,790

Basic earnings per share(1)	$.63	$.52

Diluted earnings per share(1)	$.62	$.51

Average common shares outstanding(1):
Basic	220,652,028	218,849,204

Diluted	226,878,032	224,244,027

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended

	3/31/02	3/31/01

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$139,823	$114,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	28,717	17,728
Net gains	(20,517)	(13,854)
Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	24,506	22,184
Origination of loans held for sale	(644,097)	(293,094)
Proceeds from sale of loans held for sale	642,876	290,773
Increase in accrued interest payable	2,109	37,350
Other	81,733	160,967

Net cash provided by operating activities	255,150	336,844

Cash flows from investing activities:
Net principal disbursed on loans and leases	(1,552,891)	(1,393,170)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	155,391	90,980
Mortgage-backed securities available for sale	465,805	132,613
Investment securities held to maturity	1,490	15,305
Investment securities available for sale	20,733	313,053
Proceeds from sale of:
Mortgage-backed securities available for sale	2,181,745	549,986
Investment securities available for sale	177	5,104
Federal Home Loan Bank stock	6,944	735
Purchase of:
Mortgage-backed securities available for sale	—	(500,000)
Investment securities available for sale	(24,363)	(79)
Federal Home Loan Bank stock	(1,035)	—
Loans	(4,715)	(7,896)
Loan servicing assets, including those originated	(32,067)	(10,524)
Other	(15,377)	(35,890)

Net cash provided by (used in) investing activities	1,201,837	(839,783)

Cash flows from financing activities:
Net decrease in short-term borrowings	(971,027)	(305,855)
Proceeds from long-term borrowings	25,647	508,579
Repayments of long-term borrowings	(4,628)	(404,388)
Increase in deposits	517,781	815,404
Decrease in advance payments by borrowers for taxes and insurance	(9,410)	(10,455)
Payment of dividends on common stock	(44,034)	(37,422)
Proceeds from issuance of common stock	19,727	14,698
Purchase of treasury stock	(152,208)	(35,631)

Net cash provided by (used in) financing activities	(618,152)	544,930

Net increase in cash and cash equivalents	838,835	41,991
Cash and cash equivalents, beginning of the period	516,520	531,257

Cash and cash equivalents, end of period	$1,355,355	$573,248

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$403,489	$506,178
Cash paid for income taxes	2,500	—
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	2,717,271	1,422,334

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from the result of business combinations initiated after June 30, 2001 is not amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations ceased upon adoption of SFAS No. 142 on January 1, 2002.

In October 2001, the FASB decided to undertake a limited-scope project to reconsider part of the guidance in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” In particular, the FASB decided to reconsider whether the acquisition of a branch is a business combination and if goodwill recorded in connection with a branch acquisition (“Statement 72 Goodwill”) should continue to be amortized. Currently, Statement 72 Goodwill is excluded from the scope of SFAS No. 142. Pending further clarification from the FASB, the Company has continued its amortization of goodwill related to branch acquisitions. The Company’s amortization of goodwill related to branch acquisitions amounted to $3.9 million and $2.9 million, before tax, for the three months ended March 31, 2002 and 2001, respectively, and is included in the consolidated statements of income under the caption “amortization of goodwill.”

The following table reconciles reported net income to pro forma adjusted net income for the three months ended March 31, 2002 and 2001, respectively.

	Three Months Ended

	3/31/02	3/31/01

	(Dollars in thousands,
	except per share data)
Reported net income	$139,823	$114,790
Add: Goodwill amortization	—	741

Pro forma adjusted net income	$139,823	$115,531

Basic earnings per share:
Reported net income	$.63	$.52
Add: Goodwill amortization	—	—

Pro forma adjusted net income	$.63	$.52

Diluted earnings per share:
Reported net income	$.62	$.51
Add: Goodwill amortization	—	—

Pro forma adjusted net income	$.62	$.51

SFAS No. 142 requires a transitional impairment test be applied to all goodwill within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company has performed a transitional impairment test on its goodwill assets as of January 1, 2002. No impairment loss was recognized as a result of this test.

4.	On January 7, 2002, Charter One Bank, F.S.B. (the “Bank”) filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B. Given the Bank’s capital levels and asset mix, management does not anticipate any significant financial or regulatory impact from the change in regulators.

5.	On January 11, 2002, the Boards of Directors of the Company and Charter National Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Charter National in a cash-out merger. Charter Bank, the principal subsidiary of Charter National, is a state-chartered commercial bank headquartered in Wyandotte, Michigan with approximately $300 million in assets, $250 million in deposits, and eight branch offices located south of Detroit, Michigan. The merger, which will be accounted for as a purchase, is expected to close in the second quarter of 2002. The transaction is subject to required bank regulatory approvals.

6.	Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results
                of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. and Charter One Commercial. Charter Michigan Bancorp, Inc. owns all of the outstanding capital stock of Charter One Bank, F.S.B., a federally chartered thrift (see following paragraph). The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of March 31, 2002, the Bank and its subsidiaries were doing business through 450 full-service branches and 27 loan production offices.

On January 7, 2002, Charter One Bank, F.S.B. filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a thrift to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B. Given the Bank’s capital levels and asset mix, management does not anticipate any significant financial or regulatory impact from the change in regulators.

Forward-Looking Statements

This document, including information incorporated by reference, contains, and future filings by Charter One on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by Charter One and its management may contain, forward-looking statements about Charter One which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements.

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

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our operating and financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the economic impact of the terrorist attacks on September 11, 2001, and the response of the United States to those attacks;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loan assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of new products and services of Charter One and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our success in gaining regulatory approval of our products and services, when required;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

RESULTS OF OPERATIONS

Pending Acquisition

On January 11, 2002, the Boards of Directors of the Company and Charter National Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Charter National in a cash-out merger. Charter Bank, the principal subsidiary of Charter National, is a state-chartered commercial bank headquartered in Wyandotte, Michigan with approximately $300 million in assets, $250 million in deposits, and eight branch offices located south of Detroit, Michigan. The merger, which will be accounted for as a purchase, is expected to close in the second quarter of 2002. The transaction is subject to required bank regulatory approvals.

Performance Overview

Charter One reported net income of $139.8 million, or $.62 per diluted share, for the three months ended March 31, 2002, compared to net income of $114.8 million, or $.51 per diluted share, for the three months ended March 31, 2001.

Figure 1 sets forth financial results and annualized performance ratios for the three months ended March 31, 2002 and 2001. Per share data have been restated to reflect the 5% stock dividend issued September 28, 2001.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended

	3/31/02		3/31/01

	(Dollars in thousands,
	except per share data)
Net income	$139,823		$114,790
Diluted earnings per share	.62		.51
Return on average assets	1.49%		1.38%
Return on average equity	19.35		18.29
Return on average tangible equity(1)	22.48		20.11
Average equity to average assets	7.71		7.52
Net interest income to administrative expenses	1.70	x	1.55	x
Administrative expenses to average assets	1.77%		1.77%
Efficiency ratio	40.58		43.05

(1)	Computed as the ratio of net income, excluding the amortization of goodwill and other intangible assets, to average tangible equity.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	3/31/02			3/31/01

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$25,530,842	$427,838	6.73%	$24,414,279	$466,667	7.68%
Mortgage-backed securities:
Available for sale	7,377,573	111,128	6.03	4,650,949	82,724	7.11
Held to maturity	879,440	14,800	6.73	1,445,936	26,287	7.27
Investment securities:
Available for sale	144,910	2,962	8.18	145,155	2,836	7.81
Held to maturity	5,709	71	4.95	10,492	145	5.54
Other interest-earning assets	846,552	7,912	3.74	594,483	10,617	7.14

Total interest-earning assets	34,785,026	564,711	6.51	31,261,294	589,276	7.56

Allowance for loan and lease losses	(255,109)			(187,665)
Noninterest-earning assets	2,953,303			2,295,337

Total assets	$37,483,220			$33,368,966

Interest-bearing liabilities:
Deposits:
Checking accounts	$7,832,954	36,380	1.88	$3,957,804	18,932	1.94
Money market and savings accounts	6,780,737	37,230	2.23	5,861,567	52,046	3.60
Certificates of deposit	10,448,328	96,791	3.76	9,964,579	143,479	5.84

Total deposits	25,062,019	170,401	2.76	19,783,950	214,457	4.40

FHLB advances	8,071,957	103,716	5.21	9,819,816	135,747	5.60
Other borrowings	460,700	7,497	6.51	531,171	9,591	7.22

Total borrowings	8,532,657	111,213	5.28	10,350,987	145,338	5.69

Total interest-bearing liabilities	33,594,676	281,614	3.40	30,134,937	359,795	4.84

Noninterest-bearing liabilities	998,029			723,044

Total liabilities	34,592,705			30,857,981
Shareholders’ equity	2,890,515			2,510,985

Total liabilities and shareholders’ equity	$37,483,220			$33,368,966

Net interest income		$283,097			$229,481

Interest rate spread			3.11			2.72
Net yield on average interest-earning assets			3.26			2.94
Average interest-earning assets to average interest-bearing liabilities			103.54%			103.74%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $23.5 million in 2002 and $16.7 million in 2001.

Rate/Volume Analysis (Figure 3)

	Three Months Ended March 31,

	2002 v. 2001

	Increase (decrease) due to

	Rate	Volume	Total

	(Dollars in thousands)
Interest income:
Loans and leases	$(59,736)	$20,907	$(38,829)
Mortgage-backed securities:
Available for sale	(14,205)	42,609	28,404
Held to maturity	(1,832)	(9,655)	(11,487)
Investment securities:
Available for sale	131	(5)	126
Held to maturity	(14)	(60)	(74)
Other interest-earning assets	(6,197)	3,492	(2,705)

Total	(81,853)	57,288	(24,565)

Interest expense:
Checking accounts	(566)	18,014	17,448
Money market and savings accounts	(23,412)	8,596	(14,816)
Certificates of deposit	(53,355)	6,667	(46,688)
FHLB advances	(8,680)	(23,351)	(32,031)
Other borrowings	(1,691)	(403)	(2,094)

Total	(87,704)	9,523	(78,181)

Change in net interest income	$5,851	$47,765	$53,616

Net interest income was $283.1 million for the three months ended March 31, 2002, up 23.4% from the first quarter of 2001. The increase in net interest income was primarily attributed to the reduction in the cost of average interest-bearing liabilities from 4.84% during the first quarter of 2001 to 3.40% during the first quarter of 2002. The reduction in the cost of average interest-bearing liabilities resulted from the maturity and repricing of higher interest rate certificates of deposit since March 31, 2001.

Figure 4 sets forth Charter One’s yields and costs at period end for the dates indicated. The yields on leases excludes the impact of the related tax benefit. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Yields and Costs at End of Period (Figure 4)

	3/31/02	12/31/01

Weighted average yield:
One-to-four family loans	6.73%	6.89%
Commercial real estate loans	7.15	7.43
Retail consumer loans	5.84	6.35
Automobile loans	7.43	7.67
Consumer finance loans	7.98	8.15
Leases(1)	5.64	5.87
Corporate banking loans	5.79	6.07
Total loans and leases	6.65	6.91
Mortgage-backed securities	6.07	6.18
Investment securities	7.31	8.21
Other interest-earning assets	2.95	5.43
Total interest-earning assets	6.36	6.71
Weighted average cost(2):
Checking accounts	1.56	1.86
Money market and savings accounts	2.27	2.26
Certificates of deposit	3.70	4.03
Total deposits	2.61	2.88
FHLB advances	5.30	5.02
Other borrowings	7.60	5.86
Total interest-bearing liabilities	3.29	3.46
Interest rate spread	3.07	3.25
Net yield on interest-earning assets	3.20	3.38

(1)	Excludes impact of related tax benefits.
(2)	Includes the annualized effect of interest rate risk management instruments.

Other Income

Other income for the three months ended March 31, 2002 was $116.6 million, an increase of $12.6 million, or 12.1%, over the $104.0 million for the three months ended March 31, 2001. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $6.4 million, or 9.5% over the comparable period in 2001. The growth was primarily attributable to ongoing franchise development initiatives. Net gains on sales were $21.7 million in the first quarter of 2002, compared to $16.1 million in the first quarter of 2001. The mortgage-backed securities sold during the first quarter of 2002 were comprised primarily of seasoned, bank-originated residential mortgage and consumer products, as we generated more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

Administrative Expenses

Administrative expenses were $166.1 million for the three months ended March 31, 2002, an increase of $18.5 million, or 12.5%, as compared to the first quarter of 2001. The increase in administrative expenses was primarily attributable to costs associated with the operational integration of acquisitions completed in the second half of 2001. Despite the increase in administrative expenses, our efficiency ratio improved to 40.58% for the three months ended March 31, 2002 from 43.05% for the three months ended March 31, 2001.

Federal Income Tax

Federal income tax for the three months ended March 31, 2002 was $65.0 million, compared to $53.4 million for the same period of 2001. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective income tax rate was 31.8% for the 2002 period and 31.7% for the comparable 2001 period.

FINANCIAL CONDITION

Overview

At March 31, 2002, total assets were $37.7 billion, compared to total assets of $38.2 billion at December 31, 2001. Contributing to the decrease in total assets was the settlement of $2.2 billion in sold mortgage-backed securities during the quarter. These mortgage-backed securities were primarily comprised of seasoned, bank-originated residential mortgage and consumer loans.

Loans and Leases

Composition of Loans and Leases (Figure 5)

	3/31/02	12/31/01

	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$5,695,007	$6,419,819
Adjustable rate	2,816,726	3,350,370
Construction	397,838	409,369

	8,909,571	10,179,558

Commercial real estate:
Multifamily	1,119,565	1,189,777
Other	1,311,263	1,279,889

	2,430,828	2,469,666

Consumer:
Retail	4,747,254	4,857,473
Automobile	4,582,136	4,397,425
Consumer finance	1,012,168	1,042,522

	10,341,558	10,297,420

Business:
Leasing	2,022,104	1,994,524
Corporate banking	1,070,610	1,043,010

	3,092,714	3,037,534

Loans and leases before allowance for loan and lease losses	24,774,671	25,984,178
Allowance for loan and lease losses	(258,605)	(255,478)

Loans and leases, net(1)	$24,516,066	$25,728,700

Portfolio of loans serviced for others	$15,855,010	$13,846,807

(1)	Includes loans held for sale.

Our loan and lease portfolio remains well-diversified. At March 31, 2002, 96% of our loans and leases were collateralized, with 62% backed by one-to-four family and multifamily real estate.

Loan and Lease Activity (Figure 6)

	Three Months Ended

	3/31/02	3/31/01

	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$2,657,994	$1,453,923
Multifamily	35,719	14,026
Commercial	92,088	60,806

Total permanent loans	2,785,801	1,528,755

Construction:
One-to-four family	14,031	121,929
Multifamily	24,988	38,187
Commercial	66,234	86,216

Total construction loans	105,253	246,332

Total real estate loans originated	2,891,054	1,775,087

Retail consumer	998,727	584,345
Automobile	684,045	490,625
Consumer finance	56,083	56,705
Leases	93,041	144,837
Corporate banking	353,640	213,985

Total loans and leases originated	5,076,590	3,265,584

Loans purchased	4,715	7,896

Sales and principal reductions:
Loans sold	644,097	293,094
Loans exchanged for mortgage-backed securities	2,717,271	1,422,334
Principal reductions	2,921,080	1,597,326

Total sales and principal reductions	6,282,448	3,312,754

Decrease before net items	$(1,201,143)	$(39,274)

Investment and Mortgage-Backed Securities

Figures 7 and 8 summarize our investment and mortgage-backed securities portfolios at March 31, 2002 and December 31, 2001. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 7)

	3/31/02	12/31/01

	(Dollars in thousands)

Available for Sale
U.S. Treasury and agency securities	$35,368	$30,929
Securities of U.S. states and political subdivisions	8	8
Other	98,133	98,375

Total investment securities available for sale	133,509	129,312

Held to Maturity
U.S. Treasury and agency securities	261	—
Securities of U.S. states and political subdivisions	4,347	5,839
Other	435	435

Total investment securities held to maturity	5,043	6,274

Total	$138,552	$135,586

Weighted average rate	7.31%	8.21%

Mortgage-Backed Securities (Figure 8)

	3/31/02	12/31/01

	(Dollars in thousands)
Available for Sale Participation certificates:
U.S. government and agency issues	$7,057,171	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	472,170	518,251
Private issues	538,605	561,836

Total mortgage-backed securities available for sale	8,067,946	8,030,512

Held to Maturity Participation certificates:
U.S. government and agency issues	424,364	475,622
Private issues	79,419	90,203
Collateralized mortgage obligations:
U.S. government and agency issues	153,628	185,944
Private issues	172,621	232,135

Total mortgage-backed securities held to maturity	830,032	983,904

Total	$8,897,978	$9,014,416

Weighted average rate	6.07%	6.18%

Asset Quality

Analysis of the Allowance for Loan and Lease Losses (Figure 9)

	Three Months Ended

	3/31/02	3/31/01

	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$255,478	$189,616
Provision for loan and lease losses	28,717	17,728
Loans and leases charged off:
One-to-four family	(976)	(1,005)
Commercial real estate	(801)	(35)
Retail consumer	(2,258)	(1,955)
Automobile	(16,920)	(9,986)
Consumer finance	(3,822)	(2,057)
Leases	(460)	—
Corporate banking	(4,023)	(1,269)

Total charge-offs	(29,260)	(16,307)

Recoveries:
One-to-four family	2	24
Commercial real estate	121	1
Retail consumer	403	421
Automobile	2,408	1,366
Consumer finance	63	51
Leases	—	—
Corporate banking	673	91

Total recoveries	3,670	1,954

Net loan and lease charge-offs	(25,590)	(14,353)

Balance, end of period	$258,605	$192,991

Net charge-offs to average loans and leases (annualized)	.40%	.24%

Annualized net charge-offs equaled .40% of average loans and leases for the first quarter of 2002, up from .24% in the first quarter of 2001. The increase during the first quarter of 2002 was largely attributable to net charge-offs in the indirect automobile portfolio, which posted a net charge-off ratio of 130 basis points during the three-month period. However, the rate declined to 109 basis points for the month of March 2002. Within the automobile portfolio, one of the primary indicators of charge-off trends is the inventory of repossessed units. Following the events surrounding September 11, 2001, the normal auction process used to dispose of these units was severely restricted for several weeks. This, coupled with aggressive new car promotions by the automobile manufacturers, resulted in a temporary build-up of repossessed units at December 31, 2001. This excess inventory was substantially liquidated during the first quarter of 2002. At March 31, 2002, the repossessed inventory represented .31% of the total portfolio units, down significantly from the .43% high at the end of January 2002 and identical to the March 31, 2001 level.

Figure 10 sets forth information concerning nonperforming assets for the periods reported. Nonperforming assets consist of (1) nonaccrual loans and leases, (2) loans and leases past due 90 days or more as to principal or interest, (3) restructured real estate mortgage loans and (4) real estate acquired through foreclosure and other collateral owned.

Nonperforming Assets (Figure 10)

	3/31/02	12/31/01

	(Dollars in thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family(1)	$82,721	$79,394
Multifamily and commercial	15,178	13,552
Construction and land	12,713	10,276

Total real estate mortgage loans	110,612	103,222
Retail consumer	17,323	16,592
Automobile	—	—
Consumer finance	69,259	68,485
Leases	2,256	904
Corporate banking	21,548	10,551

Total nonaccrual loans and leases	220,998	199,754

Accruing loans and leases delinquent more than 90 days:
Real estate mortgage loans:
One-to-four family	—	—
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	—	—
Retail consumer(1)	3,734	4,519
Automobile	5,756	6,000
Consumer finance	—	—
Leases	716	—
Corporate banking	966	4,691

Total accruing loans and leases delinquent more than 90 days	11,172	15,210

Restructured real estate mortgage loans	1,169	653

Total nonperforming loans and leases	233,339	215,617
Real estate acquired through foreclosure and other collateral owned	53,291	50,265

Total nonperforming assets	286,630	265,882
Total government guaranteed loans	23,389	21,506

Nonperforming assets net of government guaranteed loans	$263,241	$244,376

Ratio of:
Nonperforming loans and leases to total loans and leases	.95%	.84%
Nonperforming assets to total assets	.76	.70
Allowance for loan and lease losses to:
Nonperforming loans and leases	110.83	118.49
Total loans and leases before allowance	1.04	.98
Ratio of (excluding government guaranteed nonperforming loans):
Nonperforming loans and leases to total loans and leases	.86	.75
Nonperforming assets to total assets	.70	.64
Allowance for loan and lease losses to:
Nonperforming loans and leases	123.17	131.61
Total loans and leases before allowance	1.04	.98

(1)	Includes government guaranteed loans.

Loans and leases not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases in the future, totaled $245.0 million and $166.6 million at March 31, 2002 and December 31, 2001, respectively. The increase in the first quarter of 2002 is primarily comprised of one lease relationship totaling $30.0 million related to the aircraft industry and four lease relationships totaling $33.5 million related to the mining industry. Although these leases remain current and are secured by collateral, we internally downgraded the classifications associated with these leases due to pressures realized in those industries.

As of March 31, 2002, substantially all of the $245.0 million of potential problem loans and leases were current and had been current for the past 12 months. The vast majority of these loans and leases, as well as our nonperforming assets, are collateralized. As such, we would anticipate that any losses resulting from possible future charge-offs would be significantly less than the respective loan and lease balances.

SOURCES OF FUNDS

Deposits

Composition of Deposits (Figure 11)

	3/31/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Checking accounts:
Interest-bearing	$6,121,320	2.02%	$5,973,545	2.45%
Noninterest-bearing	1,813,449	—	1,856,481	—
Money market and savings accounts	7,644,542	2.27	6,737,160	2.26
Certificates of deposit	10,057,421	4.20	10,556,123	4.43

Total deposits, net	$25,636,732	2.81	$25,123,309	3.05

Including the effect of interest rate swaps		2.61%		2.88%

Investment securities and mortgage-backed securities with a par value of $471.4 million at March 31, 2002 and $573.0 million at December 31, 2001, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

     At March 31, 2002, borrowings consisted primarily of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $11.3 billion in certain real estate loans and $1.8 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	3/31/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Short-term	$289,874	4.85%	$1,114,873	3.03%
Long-term:
Fixed-rate advances	7,118,084	5.52	7,118,827	5.52
Variable-rate advances	409,604	1.71	409,604	1.74

Total advances	7,817,562	5.30	8,643,304	5.02
Plus unamortized premium on advances	12,503	—	13,934	—

Total advances, net	$7,830,065	5.22	$8,657,238	4.95

Including the effect of interest rate swaps		5.30%		5.02%

Interest Rate Swaps

We use interest rate swaps as a means of managing our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term variable instruments. Under these agreements Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and

Hedging Activities,” as amended. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

We utilize fixed payment interest rate swaps to convert certain floating-rate FHLB advances into fixed-rate instruments. Under these agreements, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 13)

	3/31/02					12/31/01

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Variable Receipt
2002	$25,000	1.92%		6.44%		$25,000	3.73%		6.44%
2003	409,604	1.90		3.55		409,605	1.94		3.55

Total	$434,604	1.90	%(1)	3.71%		$434,605	2.04	%(1)	3.71%

Variable Payment and Fixed Receipt
2003	$85,000	3.48%		1.86%		$255,000	4.08%		2.14%
2004	310,000	3.87		1.88		—	—		—
2006	710,000	5.71		1.91		930,000	5.80		2.12
2007	410,000	4.23		1.42		10,000	7.25		2.36
2010	10,000	7.40		1.81		10,000	7.40		2.06
2011	10,000	6.25		1.62		45,000	6.33		1.94

Total	$1,535,000	4.83%		1.90	%(1)	$1,250,000	5.49%		2.12	%(1)

(1)	Rates are based upon LIBOR.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	March 31,

	2002	2001

	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$10,658	$23,983
Cash flow hedges	(1,074)	(542)

Total fair value	$9,584	$23,441

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three months ended

	3/31/02	3/31/01

	(Dollars in thousands)
Interest expense (income):
Deposits	$(11,412)	$(3,192)
FHLB advances	1,736	—

Total net benefit	$(9,676)	$(3,192)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of March 31, 2002, there were outstanding commitments to originate $1.4 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were also outstanding unfunded consumer lines of credit of $3.9 billion and corporate banking lines of credit of $321.3 million as of March 31, 2002. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $91.8 million as of March 31, 2002.

Capital and Dividends

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

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock under a new program of open market purchases or privately negotiated transactions. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million.

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Commercial and Charter One Bank, F.S.B. are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Thrift Supervision, respectively. As a national bank, Charter One Bank, N.A. will be subject to various capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Charter One and Charter One Commercial to individually maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. Charter One Bank, F.S.B. is required to maintain minimum amounts and ratios (also set forth in the table below) of total and tier 1 capital to risk-weighted assets, of core capital to adjusted tangible assets, and of tangible capital to tangible assets. The actual regulatory capital ratios calculated for Charter One, Charter One Commercial and Charter One Bank, F.S.B., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized are as follows:

Regulatory Capital (Figure 16)

	3/31/02

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,761,060	10.26%	$2,153,301	>8.00%	$2,691,626	>10.00%
Tier 1 capital to risk-weighted assets	2,502,279	9.30	1,076,650	>4.00	1,614,975	>6.00
Tier 1 capital to average assets	2,502,279	6.75	1,482,984	>4.00	N/A	N/A
Charter One Commercial:
Total capital to risk-weighted assets	40,616	56.59	5,742	>8.00	7,177	>10.00
Tier 1 capital to risk-weighted assets	40,616	56.59	2,871	>4.00	4,306	>6.00
Tier 1 capital to average assets	40,616	14.52	11,187	>4.00	13,984	>5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,740,176	10.44	2,098,894	>8.00	2,623,618	>10.00
Tier 1 capital to risk-weighted assets	1,983,001	7.56	N/A	N/A	1,574,171	>6.00
Core capital to adjusted tangible assets	2,007,870	5.38	1,492,729	>4.00	1,865,911	>5.00
Tangible capital to tangible assets	2,007,870	5.38	559,773	>1.50	N/A	N/A

	3/31/02

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,773,390	10.23%	$2,168,434	>8.00%	$2,710,542	>10.00%
Tier 1 capital to risk-weighted assets	2,517,875	9.29	1,084,217	>4.00	1,626,325	>6.00
Tier 1 capital to average assets	2,517,875	6.81	1,479,451	>4.00	N/A	N/A
Charter One Commercial:
Total capital to risk-weighted assets	39,729	46.21	6,877	>8.00	8,597	>10.00
Tier 1 capital to risk-weighted assets	39,729	46.21	3,439	>4.00	5,158	>6.00
Tier 1 capital to average assets	39,729	13.72	11,579	>4.00	14,474	>5.00
Charter One Bank, F.S.B.:
Total capital to risk-weighted assets	2,659,977	10.01	2,125,856	>8.00	2,657,320	>10.00
Tier 1 capital to risk-weighted assets	1,910,830	7.19	N/A	N/A	1,594,392	>6.00
Core capital to adjusted tangible assets	1,932,552	5.12	1,509,358	>4.00	1,886,698	>5.00
Tangible capital to tangible assets	1,932,552	5.12	566,009	>1.50	N/A	N/A

Management believes that, as of March 31, 2002, Charter One, Charter One Commercial and Charter One Bank, F.S.B. individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

On January 7, 2002, Charter One Bank, F.S.B. filed an application with the OCC to convert to a national bank charter. The conversion was effective May 7, 2002. The following table presents pro forma capital ratios at March 31, 2002 for Charter One and Charter One Bank, N.A., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized based on the capital requirements administered by the OCC:

Pro Forma Regulatory Capital (Figure 17)

	3/31/02

			For Capital
	Pro Forma Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,761,060	10.61%	$2,081,376	>8.00%	$2,601,721	>10.00%
Tier 1 capital to risk-weighted assets	2,502,279	9.62	1,040,688	>4.00	1,561,032	>6.00
Tier 1 capital to average assets	2,502,279	6.75	1,482,984	>4.00	N/A	N/A
Charter One Bank, N.A.:
Total capital to risk-weighted assets	2,784,247	10.74	2,072,744	>8.00	2,590,930	>10.00
Tier 1 capital to risk-weighted assets	2,002,533	7.73	1,036,372	>4.00	1,554,558	>6.00
Tier 1 capital to average assets	2,002,533	5.42	1,477,878	>4.00	1,847,348	>5.00

Quarterly Stock Prices and Dividends (Figure 18)

	Three Months Ended

	3/31/02	12/31/01	9/30/01	6/30/01	3/31/01

Market price of common stock(1):
High	$32.50	$29.46	$31.41	$30.38	$28.56
Low	26.45	24.60	23.40	25.23	24.19
Close	31.22	27.15	28.22	30.38	26.95
Dividends declared and paid(1)	.20	.20	.19	.19	.17

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2001 Form 10-K. No material changes in the assumptions used or results obtained from the model have occurred since December 31, 2001.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend – On April 23, 2002, the Company’s Board of Directors declared a regular quarterly cash dividend of $.22 per share, up 10% from the dividend paid in the first quarter of 2002. The cash dividend is payable May 20, 2002 to shareholders of record on May 6, 2002.

Common Stock Repurchase Program – On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock under a new program of open market purchases or privately negotiated transactions. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans. This program replaced the repurchase program that had been in effect since July 18, 2000, under which the Company repurchased approximately 15.0 million shares.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See attached Index to Exhibits.

(b)	Reports on Form 8-K: On February 1, 2002, the Company filed a report on Form 8-K containing its earnings release dated January 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: May 8, 2002	/s/ Richard W. Neu Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.9	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.11	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.12	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed on December 19, 1997, as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 333-42823), is incorporated herein by reference.

10.13	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.14	1992 Stock-Based Compensation Plan of RCS Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.15	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.16	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.17	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.18	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.19	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.20	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.21	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.22	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings