Form 10-Q
period 2002-06-30
CHARTER ONE FINANCIAL INC
filed 2002-08-13
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

The number of shares outstanding of the registrant’s sole class of common stock as of July 31, 2002 was 218,615,797.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	6/30/02	12/31/01

	(Dollars in thousands,
	except per share data)
ASSETS
Cash accounts	$583,448	$472,658
Interest-bearing deposits with banks	9,123	8,355
Federal funds sold and other	800,509	35,507

Total cash and cash equivalents	1,393,080	516,520
Investment securities:
Available for sale	169,203	129,312
Held to maturity (fair value of $4,651 and $6,467)	4,381	6,274
Mortgage-backed securities:
Available for sale	9,634,674	8,030,512
Held to maturity (fair value of $759,307 and $1,022,658)	728,003	983,904
Loans and leases, net	24,382,986	25,396,071
Loans held for sale	161,438	332,629
Bank owned life insurance	814,429	808,231
Federal Home Loan Bank and Federal Reserve Bank stock	668,905	617,836
Premises and equipment	362,909	352,235
Accrued interest receivable	165,262	162,065
Real estate and other collateral owned	44,511	54,351
Loan servicing assets	175,650	139,840
Goodwill	378,078	350,839
Other assets	299,303	293,897

Total assets	$39,382,812	$38,174,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$26,557,315	$25,123,309
Federal Home Loan Bank advances	7,841,524	8,657,238
Federal funds purchased and repurchase agreements	53,089	203,259
Other borrowings	720,133	304,410
Advance payments by borrowers for taxes and insurance	51,822	54,103
Accrued interest payable	38,029	57,704
Accrued expenses and other liabilities	1,087,446	845,993

Total liabilities	36,349,358	35,246,016

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 224,853,682 and 224,855,827 shares issued	2,249	2,249
Additional paid-in capital	2,104,361	2,091,767
Retained earnings	971,103	811,093
Less 4,662,584 and 516,082 shares of common stock held in treasury at cost	(135,378)	(14,586)
Accumulated other comprehensive income	91,119	37,977

Total shareholders’ equity	3,033,454	2,928,500

Total liabilities and shareholders’ equity	$39,382,812	$38,174,516

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$415,057	$458,851	$842,895	$925,518
Mortgage-backed securities:
Available for sale	141,773	84,613	252,901	167,337
Held to maturity	12,261	23,283	27,061	49,570
Investment securities:
Available for sale	2,625	2,216	5,587	5,052
Held to maturity	60	91	131	236
Other interest-earning assets	9,478	10,888	17,390	21,505

Total interest income	581,254	579,942	1,145,965	1,169,218

Interest expense:
Deposits	169,576	216,327	339,977	430,784
FHLB advances	103,927	128,186	207,643	263,933
Other borrowings	9,884	7,758	17,381	17,349

Total interest expense	283,387	352,271	565,001	712,066

Net interest income	297,867	227,671	580,964	457,152
Provision for loan and lease losses	55,277	17,076	83,994	34,804

Net interest income after provision for loan and lease losses	242,590	210,595	496,970	422,348

Other income:
Retail banking	83,543	72,130	157,299	139,499
Mortgage banking	9,168	8,830	20,458	18,310
Leasing operations	317	331	587	1,538
Net gains	37,840	25,580	59,567	41,674
Bank owned life insurance and other	8,924	9,785	18,432	19,634

Total other income	139,792	116,656	256,343	220,655

Administrative expenses:
Compensation and employee benefits	80,645	65,438	157,897	133,537
Net occupancy and equipment	27,634	26,314	56,197	53,175
Marketing expenses	10,012	9,633	18,841	15,692
Federal deposit insurance premiums	1,106	932	2,317	1,848
Amortization of goodwill	3,832	4,039	7,730	8,078
Other administrative expenses	49,219	44,467	95,526	86,079

Total administrative expenses	172,448	150,823	338,508	298,409

Income before income taxes	209,934	176,428	414,805	344,594
Income taxes	66,654	56,016	131,702	109,392

Net income	$143,280	$120,412	$283,103	$235,202

Basic earnings per share(1)	$.65	$.55	$1.28	$1.07

Diluted earnings per share(1)	$.63	$.54	$1.25	$1.05

Average common shares outstanding(1):
Basic	220,188,006	217,811,601	220,420,017	218,330,403

Diluted	227,736,469	223,381,474	227,307,251	223,812,751

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	6/30/02	6/30/01

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$283,103	$235,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	83,994	34,804
Net gains	(69,787)	(45,065)
Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	59,264	51,939
Origination of loans held for sale	(1,125,258)	(759,925)
Proceeds from sale of loans held for sale	1,122,671	762,967
Increase (decrease) in accrued interest payable	(19,675)	36,920
Other	308,762	285,988

Net cash provided by operating activities	643,074	602,830

Cash flows from investing activities:
Net principal disbursed on loans and leases	(2,968,722)	(3,753,417)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	258,232	237,631
Mortgage-backed securities available for sale	817,069	471,215
Investment securities held to maturity	1,751	15,946
Investment securities available for sale	21,059	323,393
Proceeds from sale of:
Mortgage-backed securities available for sale	4,416,575	1,893,114
Investment securities available for sale	645	5,104
Federal Home Loan Bank and Federal Reserve Bank stock	7,538	6,353
Purchase of:
Mortgage-backed securities available for sale	(2,431,548)	(652,086)
Investment securities available for sale	(29,315)	(4,080)
Federal Home Loan Bank and Federal Reserve Bank stock	(41,588)	—
Loans	(10,090)	(11,723)
Loan servicing assets, including those originated	(57,088)	(25,778)
Net cash paid in connection with business combination	(90,425)	—
Other	(52,574)	(52,643)

Net cash used in investing activities	(158,481)	(1,546,971)

Cash flows from financing activities:
Net decrease in short-term borrowings	(975,170)	(340,690)
Proceeds from long-term borrowings	420,832	517,177
Repayments of long-term borrowings	(11,057)	(509,762)
Increase in deposits	1,190,934	1,514,400
Decrease in advance payments by borrowers for taxes and insurance	(2,281)	(6,641)
Payment of dividends on common stock	(92,560)	(78,804)
Proceeds from issuance of common stock	40,378	31,829
Purchase of treasury stock	(179,109)	(93,044)

Net cash provided by financing activities	391,967	1,034,465

Net increase in cash and cash equivalents	876,560	90,324
Cash and cash equivalents, beginning of the period	516,520	531,257

Cash and cash equivalents, end of period	$1,393,080	$621,581

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$667,955	$858,057
Cash paid for income taxes	4,500	—
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	4,256,953	3,190,525

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from business combinations initiated after June 30, 2001 is not amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations ceased upon adoption of SFAS No. 142 on January 1, 2002.

The following table reconciles reported net income to pro forma adjusted net income for the three and six months ended June 30, 2002 and 2001, respectively:

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Dollars in thousands, except per share data)
Reported net income	$143,280	$120,412	$283,103	$235,202
Add: Goodwill amortization (excluding branch acquisitions)	—	741	—	1,482

Pro forma adjusted net income	$143,280	$121,153	$283,103	$236,684

Basic earnings per share:
Reported net income	$.65	$.55	$1.28	$1.07
Add: Goodwill amortization	—	—	—	—

Pro forma adjusted net income	$.65	$.55	$1.28	$1.07

Diluted earnings per share:
Reported net income	$.63	$.54	$1.25	$1.05
Add: Goodwill amortization (excluding branch acquisitions)	—	—	—	—

Pro forma adjusted net income	$.63	$.54	$1.25	$1.05

SFAS No. 142 requires a transitional impairment test be applied to all goodwill within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company has performed a transitional impairment test on its goodwill assets as of January 1, 2002. No impairment loss was recognized as a result of this test.

In May 2002, the FASB issued an Exposure Draft, “Acquisitions of Certain Financial Institutions,” that would amend SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination,” to remove from their scope all financial institution acquisitions, except for transactions between two or more mutual enterprises. Those transactions would be accounted for under SFAS Nos. 141 and 142, prospectively. The amendments to SFAS No. 72 and Interpretation 9 would be effective for transactions completed after a final Statement is issued.

The Exposure Draft would require that unidentifiable intangible assets previously recognized under SFAS No. 72 be reclassified and accounted for as goodwill if both of the following criteria are met: (1) the transaction in which the unidentifiable intangible assets arose was a business combination and (2) intangible assets required to be separately recognized under SFAS No. 141 were recognized apart from the unidentifiable intangible asset in that transaction and accounted for separately after the date of acquisition. In August 2002, the FASB redeliberated the Exposure Draft and deleted the second criterion discussed above. The FASB affirmed all other provisions of the Exposure Draft and granted its staff permission to proceed to draft a final Statement for vote by written ballot. The FASB plans to issue a final Statement by the end of the year.

Pending the issuance of a final Statement, the Company has continued its amortization of goodwill related to branch acquisitions. The Company’s amortization of goodwill related to branch acquisitions amounted to $3.8 million and $7.7 million, before tax, for the three and six months ended June 30, 2002, respectively, and $2.9 million and $5.8 million, before tax, for the three and six months ended June 30, 2001, respectively. The amortization is included in the consolidated statements of income under the caption “amortization of goodwill.” Once the proposed Statement becomes effective, the Company may be permitted to reverse any amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142 on January 1, 2002.

4.	On January 7, 2002, Charter One Bank, F.S.B. (the “Bank”) filed an application with the Office of the Comptroller of the Currency to convert from a thrift to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B.

5.	On May 24, 2002, the Company completed its acquisition of Charter National Bancorp, Inc. (“Charter National”), the holding company of Charter Bank in Wyandotte, Michigan. On May 24, 2002, Charter National had assets of $353.2 million and deposits of $242.3 million in eight branches located south of Detroit, Michigan. The Company paid $90.4 million in cash consideration and recorded $34.8 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. Additionally, the Company recorded $25.0 million as an indefinite-lived trademark name intangible. The Company accounted for this acquisition as a purchase under the new business combinations standards discussed in Note 3 above, and included the results of operations of Charter National in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2002, are not significant and accordingly, are not provided.

6.	Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter Michigan Bancorp, Inc. As of June 30, 2002, Charter Michigan Bancorp, Inc. owned all of the outstanding capital stock of Charter One Bank, N.A., a national bank and Charter Bank, a Michigan state-chartered commercial bank (see following paragraphs). The primary business of Charter One is operating these financial institutions which we sometimes refer to in this document collectively as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of June 30, 2002, the Bank and its subsidiaries were doing business through 461 full-service branches and 27 loan production offices.

On January 7, 2002, Charter One Bank, F.S.B. filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a thrift to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B. References to Charter One Bank or the Bank shall mean Charter One Bank, N.A. or Charter One Bank, F.S.B. as the context requires.

On May 16, 2002, Charter One Commercial, a New York state-chartered commercial bank, was merged into Charter One Bank. On August 9, 2002, Charter Bank was merged into Charter One Bank.

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

RESULTS OF OPERATIONS

Acquisition

On May 24, 2002, the Company completed its acquisition of Charter National Bancorp, Inc., the holding company of Charter Bank in Wyandotte, Michigan. On May 24, 2002, Charter National had assets of $353.2 million and deposits of $242.3 million in eight branches located south of Detroit, Michigan. The Company paid $90.4 million in cash consideration and recorded $34.8 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. Additionally, the Company recorded $25.0 million as an indefinite-lived trademark name intangible. The Company accounted for this acquisition as a purchase, and included the results of operations of Charter National in its Consolidated Financial Statements from the effective date of the acquisition. The merger of Charter Bank into Charter One Bank was effective August 9, 2002.

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three and six months ended June 30, 2002 and 2001. Per share data have been restated to reflect the 5% stock dividend issued September 28, 2001.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Dollars in thousands, except per share data)
Net income	$143,280	$120,412	$283,103	$235,202
Diluted earnings per share	.63	.54	1.25	1.05
Return on average assets	1.48%	1.42%	1.51%	1.40%
Return on average equity	19.53	18.70	19.44	18.49
Return on average tangible equity(1)	22.81	20.45	22.64	20.28
Average equity to average assets	7.59	7.60	7.75	7.56
Net interest income to administrative expenses	1.73 x	1.51 x	1.72 x	1.53 x
Administrative expenses to average assets	1.78%	1.78%	1.80%	1.77%
Efficiency ratio	38.53	42.63	39.50	42.83

(1)	Computed as the ratio of net income, excluding the amortization of goodwill and other intangible assets, to average tangible equity.

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

The following table shows average balances, interest earned or paid, and average interest rates for the periods indicated. Nonaccrual loans are included in the average balance of loans. The mark-to-market adjustments on securities available for sale are included in noninterest-earning assets. Noninterest-bearing demand deposit accounts are included in noninterest-bearing liabilities. The cost of liabilities includes the annualized effect of interest rate risk management instruments.

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	6/30/02			6/30/01

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$24,838,010	$415,057	6.69%	$24,545,830	$458,851	7.48%
Mortgage-backed securities:
Available for sale	9,367,419	141,773	6.05	4,987,864	84,613	6.79
Held to maturity	759,826	12,261	6.45	1,320,154	23,283	7.05
Investment securities:
Available for sale	152,179	2,625	6.90	114,039	2,216	7.77
Held to maturity	4,819	60	4.97	7,234	91	5.00
Other interest-earning assets	1,028,371	9,478	3.65	636,982	10,888	6.76

Total interest-earning assets	36,150,624	581,254	6.43	31,612,103	579,942	7.34

Allowance for loan and lease losses	(257,591)			(192,922)
Noninterest-earning assets	2,761,972			2,466,163

Total assets	$38,655,005			$33,885,344

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,883,423	30,456	2.08	$3,067,873	24,371	3.19
Money market and savings accounts	8,519,541	50,252	2.37	6,293,361	58,149	3.71
Certificates of deposit	10,093,412	88,868	3.53	9,708,127	133,807	5.53

Total deposits	24,496,376	169,576	2.78	19,069,361	216,327	4.55

FHLB advances	7,878,506	103,927	5.29	9,411,921	128,186	5.46
Other borrowings	584,882	9,884	6.74	427,597	7,758	7.23

Total borrowings	8,463,388	113,811	5.39	9,839,518	135,944	5.54

Total interest-bearing liabilities	32,959,764	283,387	3.45	28,908,879	352,271	4.89

Noninterest-bearing liabilities:
Demand deposit accounts	1,743,736			1,448,093
Other noninterest-bearing liabilities	1,016,379			952,392

Total noninterest-bearing liabilities	2,760,115			2,400,485

Total liabilities	35,719,879			31,309,364
Shareholders’ equity	2,935,126			2,575,980

Total liabilities and shareholders’ equity	$38,655,005			$33,885,344

Net interest income		$297,867			$227,671

Interest rate spread			2.98			2.45
Net yield on average interest- earning assets			3.30			2.88
Average interest-earning assets to average interest-bearing liabilities			109.68%			109.35%

	Six Months Ended

	6/30/02			6/30/01

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$25,182,491	$842,895	6.71%	$24,480,418	$925,518	7.58%
Mortgage-backed securities:
Available for sale	8,377,993	252,901	6.04	4,820,338	167,337	6.94
Held to maturity	819,302	27,061	6.61	1,382,697	49,570	7.17
Investment securities:
Available for sale	148,564	5,587	7.52	129,511	5,052	7.80
Held to maturity	5,262	131	4.96	8,854	236	5.33
Other interest-earning assets	937,964	17,390	3.69	615,850	21,505	6.95

Total interest-earning assets	35,471,576	1,145,965	6.47	31,437,668	1,169,218	7.45

Allowance for loan and lease losses	(256,464)			(190,308)
Noninterest-earning assets	2,368,313			2,381,222

Total assets	$37,583,425			$33,628,582

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,959,645	66,836	2.26	$2,833,759	43,302	3.08
Money market and savings accounts	7,615,664	87,482	2.32	6,078,657	110,196	3.66
Certificates of deposit	9,935,478	185,659	3.77	9,835,645	277,286	5.69

Total deposits	23,510,787	339,977	2.92	18,748,061	430,784	4.63

FHLB advances	7,974,697	207,643	5.25	9,614,742	263,933	5.53
Other borrowings	523,134	17,381	6.64	479,098	17,349	7.22

Total borrowings	8,497,831	225,024	5.33	10,093,840	281,282	5.61

Total interest-bearing liabilities	32,008,618	565,001	3.56	28,841,901	712,066	4.98

Noninterest-bearing liabilities:
Demand deposit accounts	1,691,166			1,404,668
Other noninterest-bearing liabilities	970,698			838,351

Total noninterest-bearing liabilities	2,661,864			2,243,019

Total liabilities	34,670,482			31,084,920
Shareholders’ equity	2,912,943			2,543,662

Total liabilities and shareholders’ equity	$37,583,425			$33,628,582

Net interest income		$580,964			$457,152

Interest rate spread			2.91			2.47
Net yield on average interest-earning assets			3.28			2.91
Average interest-earning assets to average interest-bearing liabilities			110.82%			109.00%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $24.6 million and $48.1 million for the three and six months ended June 30, 2002, respectively, and $19.8 million and $36.5 million for the three and six months ended June 30, 2001, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended June 30,			Six Months Ended June 30,

	2002 v. 2001			2002 v. 2001

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest income:
Loans and leases	$(49,433)	$5,639	$(43,794)	$(108,735)	$26,112	$(82,623)
Mortgage-backed securities:
Available for sale	(9,999)	67,159	57,160	(24,249)	109,813	85,564
Held to maturity	(1,840)	(9,182)	(11,022)	(3,643)	(18,866)	(22,509)
Investment securities:
Available for sale	(270)	679	409	(187)	722	535
Held to maturity	(1)	(30)	(31)	(15)	(90)	(105)
Other interest-earning assets	(6,281)	4,871	(1,410)	(12,528)	8,413	(4,115)

Total	(67,824)	69,136	1,312	(149,357)	126,104	(23,253)

Interest expense:
Checking accounts	(10,634)	16,719	6,085	(13,992)	37,526	23,534
Money market and savings accounts	(27,129)	19,232	(7,897)	(50,433)	27,719	(22,714)
Certificates of deposit	(50,059)	5,120	(44,939)	(94,414)	2,787	(91,627)
FHLB advances	(3,228)	(21,031)	(24,259)	(12,008)	(44,282)	(56,290)
Other borrowings	(1,617)	3,743	2,126	(3,532)	3,564	32

Total	(92,667)	23,783	(68,884)	(174,379)	27,314	(147,065)

Change in net interest income	$24,843	$45,353	$70,196	$25,022	$98,790	$123,812

Net interest income was $297.9 million for the three months ended June 30, 2002, up 30.8% from the second quarter of 2001. The increase in net interest income was primarily attributed to the reduction in the cost of average interest-bearing liabilities from 4.89% during the second quarter of 2001 to 3.45% during the second quarter of 2002. The reduction in the cost of average interest-bearing liabilities resulted primarily from the maturity and repricing of higher interest rate certificates of deposit since June 30, 2001.

Net interest income was $581.0 million for the six months ended June 30, 2002, up 27.1% from $457.2 million in the comparable 2001 period. The increase in net interest income was primarily attributed to the reduction in the cost of average interest-bearing liabilities from 4.98% during the six months ended June 30, 2001 to 3.56% during the 2002 period. The reduction in the cost of average interest-bearing liabilities resulted primarily from the maturity and repricing of higher interest rate certificates of deposit since June 30, 2001.

Other Income

Other income for the three months ended June 30, 2002 was $139.8 million, an increase of $23.1 million, or 19.8%, over the $116.7 million for the three months ended June 30, 2001. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $11.4 million, or 15.8%, over the comparable period in 2001. Growth in income from retail banking was attributed to successful integration of past mergers and branch acquisitions together with ongoing franchise development initiatives. Net gains totaled $37.8 million for the second quarter of 2002, an increase of $12.3 million over the second quarter of 2001. The $2.2 billion of mortgage-backed securities sold during the second quarter 2002 were comprised primarily of seasoned, bank-originated residential mortgage products. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. Offsetting the net gains on sale of mortgage-backed securities of $45.3 million was an $8.1 million unrealized loss on interest rate swaps that are accounted for at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The $8.1 million unrealized loss was the result of the decline in interest rates since issuance of the interest rate swaps in May 2002.

With respect to mortgage banking income, we increased the valuation allowance on loan servicing assets by $6.4 million in the second quarter of 2002 to approximately $33.3 million as a result of increasing prepayment speeds. Total mortgage banking income, excluding the increase in the valuation allowance, was $15.6 million in the second quarter of 2002. In the year ago quarter, mortgage banking income totaled $12.8 million, excluding a $4.0 million increase in the valuation allowance. As a result of the strong loan origination and securitization activity in the past 12 months, the portfolio of loans serviced for others increased to $16.9 billion, up 22.0% since December 31, 2001 and 39.4% since June 30, 2001. The related loan servicing asset remained at just over 1% of the portfolio at $175.7 million. With an average servicing spread of 35 basis points, that translates into a servicing asset valuation of just over three times the servicing spread.

Other income for the six months ended June 30, 2002 was $256.3 million, an increase of $35.7 million, or 16.2%, over the $220.7 million for the six months ended June 30, 2001. Retail banking income increased $17.8 million, or 12.8%, for the six months ended June 30, 2002 compared to the six month period in 2001. Net gains on sales totaled $59.6 million for the six months ended June 30, 2002, an increase of $17.9 million over the comparable 2001 period. The reasons for these increases were substantially the same as for the second quarter results discussed in the above paragraph.

Administrative Expenses

Administrative expenses were $172.4 million for the three months ended June 30, 2002, an increase of $21.6 million, or 14.3%, as compared to the second quarter of 2001. The increase in administrative expenses was primarily attributable to costs associated with mergers and acquisitions completed in the last 12 months. Administrative expenses, as a percentage of average assets, was 1.78% for both the second quarter of 2002 and 2001. Despite the increase in administrative expenses, our efficiency ratio improved to 38.53% for the three months ended June 30, 2002, compared to 42.63% for the three months ended June 30, 2001. See the discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Administrative expenses were $338.5 million for the six months ended June 30, 2002, an increase of $40.1 million, or 13.4%, as compared to the 2001 period. The reason for the increase in administrative expenses was substantially the same as for the second quarter results discussed in the above paragraph. Additionally, marketing expenses increased $3.1 million, or 20.1%, for the six months ended June 30, 2002, as compared to the 2001 period, as we implemented various programs geared to support sales efforts throughout the Bank. Despite the increase in administrative expenses, administrative expenses, as a percentage of average assets, was 1.80% for the six months ended June 30, 2002, as compared to 1.77% for the comparable period in 2001. Additionally, our efficiency ratio improved to 39.50% for the six months ended June 30, 2001, compared to 42.83% for the comparable period in 2001. See the discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Federal Income Tax

Federal income tax expense for the three months ended June 30, 2002 was $66.7 million, compared to $56.0 million for the same period in 2001. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the 2002 period and 31.8% for the comparable 2001 period.

Federal income tax expense for the six months ended June 30, 2002 was $131.7 million, compared to $109.4 million for the same period in 2001. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.8% for the 2002 period and 31.7% for the comparable 2001 period.

FINANCIAL CONDITION

Overview

At June 30, 2002, total assets were $39.4 billion, compared to total assets of $38.2 billion at December 31, 2001.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	6/30/02	12/31/01

	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$5,556,239	$6,419,819
Adjustable rate	2,584,413	3,350,370
Construction	414,716	409,369

	8,555,368	10,179,558

Commercial real estate:
Multifamily	1,036,049	1,189,777
Other	1,321,438	1,279,889

	2,357,487	2,469,666

Consumer:
Retail	4,855,164	4,857,473
Automobile	4,826,370	4,397,425
Consumer finance	976,446	1,042,522

	10,657,980	10,297,420

Business:
Leasing	2,026,955	1,994,524
Corporate banking	1,213,789	1,043,010

	3,240,744	3,037,534

Loans and leases before allowance for loan and lease losses	24,811,579	25,984,178
Allowance for loan and lease losses	(267,155)	(255,478)

Loans and leases, net(1)	$24,544,424	$25,728,700

Portfolio of loans serviced for others	$16,889,298	$13,846,807

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$1,974,839	$2,512,966	$4,632,833	$3,966,889
Multifamily	23,979	5,650	59,698	19,676
Commercial	34,686	65,775	126,774	126,581

Total permanent loans	2,033,504	2,584,391	4,819,305	4,113,146

Construction:
One-to-four family	7,941	203,528	21,972	325,457
Multifamily	—	32,327	24,988	70,514
Commercial	15,489	19,207	81,723	105,423

Total construction loans	23,430	255,062	128,683	501,394

Total real estate loans originated	2,056,934	2,839,453	4,947,988	4,614,540

Retail consumer	938,328	1,135,388	1,937,055	1,719,733
Automobile	781,763	688,682	1,465,808	1,179,307
Consumer finance	55,338	68,657	111,421	125,362
Leases	117,544	111,288	210,585	256,125
Corporate banking	399,173	254,980	752,813	468,965

Total loans and leases originated	4,349,080	5,098,448	9,425,670	8,364,032

Acquired through business combinations and purchases	206,640	3,827	211,355	11,723

Sales and principal reductions:
Loans sold	481,161	466,831	1,125,258	759,925
Loans exchanged for mortgage-backed securities	1,539,682	1,768,191	4,256,953	3,190,525
Principal reductions	2,447,093	2,306,019	5,368,173	3,903,345

Total sales and principal reductions	4,467,936	4,541,041	10,750,384	7,853,795

Increase (decrease) before net items	$87,784	$561,234	$(1,113,359)	$521,960

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at June 30, 2002 and December 31, 2001. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	6/30/02	12/31/01

	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$57,324	$30,929
Securities of U.S. states and political subdivisions	2,822	8
Corporate and other securities	109,057	98,375

Total investment securities available for sale	169,203	129,312

Held to Maturity
U.S. Treasury and agency securities	—	—
Securities of U.S. states and political subdivisions	4,346	5,839
Corporate and other securities	35	435

Total investment securities held to maturity	4,381	6,274

Total	$173,584	$135,586

Weighted average rate	6.63%	8.21%

Mortgage-Backed Securities (Figure 7)

	6/30/02	12/31/01

	(Dollars in thousands)
Available for Sale
Participation certificates:
U.S. government and agency issues	$8,679,481	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	437,663	518,251
Private issues	517,530	561,836

Total mortgage-backed securities available for sale	9,634,674	8,030,512

Held to Maturity
Participation certificates:
U.S. government and agency issues	384,495	475,622
Private issues	67,821	90,203
Collateralized mortgage obligations:
U.S. government and agency issues	134,647	185,944
Private issues	141,040	232,135

Total mortgage-backed securities held to maturity	728,003	983,904

Total	$10,362,677	$9,014,416

Weighted average rate	6.04%	6.18%

Asset Quality

In conjunction with Charter One Bank’s conversion in May 2002 to a national bank, the Company conformed various policies and reporting practices associated with asset quality to more closely compare to those of its commercial bank peers. These changes will neither increase nor decrease ultimate net loan and lease charge-offs. They only affect the timing of recognizing net consumer asset charge-offs through the allowance for loan and lease losses and the disclosure of underperforming consumer assets. Consumer assets include single-family, retail consumer, automobile, and consumer finance loan portfolios. These changes had no impact on Charter One’s non-consumer loan portfolios, which include commercial real estate and corporate loans and its lease portfolio, as these portfolios already conformed with OCC-regulated banking practices.

The most significant effect of the change in charge-off policy was in the automobile and consumer finance portfolios. Previously, automobile loans were charged off at the point of repossessed collateral disposition. Going forward, consistent with OCC-regulated banking practices, automobile loans going through repossession or bankruptcies will be written down to the net realizable value of the collateral at the time of the repossession or bankruptcy discharge. Any automobile loan reaching the 120-day delinquency point will be charged off completely. Charge-offs in the consumer finance portfolio, which is being intentionally downsized, were previously recognized at the point of foreclosure. Going forward, consistent with OCC-regulated banking practices, consumer finance loans, along with other loans backed by single-family residential real estate collateral, will be reflected at the lower of cost or net realizable value at the earliest point of six payments past due or foreclosure. These policy changes resulted in an additional $27.3 million of charge-offs recognized during the second quarter of 2002.

Being mindful of an economy that continues to exhibit weakness, particularly in the non-consumer sectors, Charter One continued to strengthen its level of loan loss reserves as shown in Figure 8 below.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$258,605	$192,991	$255,478	$189,616
Provision for loan and lease losses	55,277	17,076	83,994	34,804
Acquired through business combination	3,184	—	3,184	—
Loans and leases charged off:
One-to-four family	(3,056)	(357)	(4,032)	(1,362)
Commercial real estate	(117)	(448)	(918)	(483)
Retail consumer	(5,530)	(1,694)	(7,788)	(3,649)
Automobile	(29,675)	(8,794)	(46,595)	(18,780)
Consumer finance	(11,628)	(2,537)	(15,450)	(4,594)
Leases	(1,801)	(262)	(2,261)	(262)
Corporate banking	(2,014)	(284)	(6,037)	(1,553)

Total charge-offs(1)	(53,821)	(14,376)	(83,081)	(30,683)

Recoveries:
One-to-four family	32	21	34	45
Commercial real estate	9	4	130	5
Retail consumer	359	499	762	920
Automobile	3,123	1,678	5,531	3,044
Consumer finance	32	77	95	128
Leases	—	220	—	220
Corporate banking	355	188	1,028	279

Total recoveries	3,910	2,687	7,580	4,641

Net loan and lease charge-offs(1)	(49,911)	(11,689)	(75,501)	(26,042)

Balance, end of period	$267,155	$198,378	$267,155	$198,378

Net charge-offs to average loans and leases (annualized)(1)	.80%	.19%	.60%	.21%

(1)	Includes $27.3 million in charge-offs recorded in the second quarter of 2002 in conjunction with Charter One’s adoption of the new consumer loan charge-off policy discussed above. This new policy is being implemented prospectively and as such, prior periods have not been restated.

Even with the impact of the policy changes discussed above, the provision for loan and lease losses exceeded net charge-offs by $5.4 million during the second quarter of 2002 and the ratio of the allowance for loan and lease losses to total loans and leases before the allowance increased to 1.08% at June 30, 2002 from .98% at December 31, 2001.

Net charge-offs during the second quarter totaled $49.9 million, including $27.3 million resulting from the change in policy discussed above. Excluding the policy change, annualized net charge-offs equaled .36% of average loans for the second quarter, compared to .40% in the first quarter of 2002, and .19% in the second quarter of 2001.

Figure 9 sets forth net charge-offs by portfolio for the three months ended June 30, 2002 with and without the policy change.

Net Charge-offs to Average Loans and Leases for the Three Months Ended June 30, 2002 (Figure 9)

	Previous	Policy	New
	Policy	Change	Policy

	(Dollars in thousands)
One-to-four family	$1,197	$1,827	$3,024
Commercial real estate	108	—	108
Retail consumer	2,168	3,003	5,171
Automobile	11,604	14,948	26,552
Consumer finance	4,040	7,556	11,596
Leases	1,801	—	1,801
Corporate banking	1,659	—	1,659

Total net charge-offs	$22,577	$27,334	$49,911

Net charge-offs to average loans and leases (annualized)	.36%	.44%	.80%

As was anticipated, net charge-offs in the automobile portfolio showed improvement from the first quarter of 2002. Excluding the charge-offs associated with the policy change, the net charge-off ratio was 98 basis points in the second quarter, down from 130 basis points in the first quarter of 2002. Both delinquency trends and the inventory of repossessed units mirrored the improvement. Total delinquencies declined to .85% at June 30, 2002, down from 1.13% at March 31, 2002.

In terms of nonperforming asset disclosures, Charter One’s previous policy was to place all consumer assets backed by residential real estate on nonaccrual status (disclosed as nonperforming) at 90 days delinquent. Going forward, consistent with OCC-regulated banking practices, loans backed by residential real estate will be placed on nonaccrual status (nonperforming) at six payments past due as long as the loan is well secured and in the process of collection. These changes resulted in nonperforming assets dropping to .44% of total assets at June 30, 2002, from .61% at December 31, 2001.

Additionally, as is the practice of certain other commercial banks, the Company has added a reporting category of “underperforming assets” which combines nonperforming assets and loans 90 days or more delinquent and still accruing. The new category of underperforming assets totaled .57% of total assets, compared to .64% at December 31, 2001.

Figure 10 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days.

Nonperforming and Underperforming Assets (Figure 10)

	6/30/02	12/31/01

	(Dollars in thousands)
Nonperforming assets(1):
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family(2)	$34,641	$79,394
Multifamily and commercial	4,640	13,552
Construction and land	11,273	10,276

Total real estate mortgage loans	50,554	103,222
Retail consumer(2)	12,092	16,592
Automobile	—	—
Consumer finance(2)	40,313	68,485
Leases	8,958	904
Corporate banking	19,807	10,551

Total nonaccrual loans and leases	131,724	199,754
Less government guaranteed loans(1)	—	19,630

Total nonaccrual loans net of government guaranteed loans	131,724	180,124
Restructured real estate mortgage loans	1,159	653

Total nonperforming loans and leases	132,883	180,777
Real estate and other collateral owned(3)	40,186	50,265

Total nonperforming assets	$173,069	$231,042

Ratio of (excluding government guaranteed loans):
Nonperforming loans and leases to total loans and leases	.54%	.70%
Nonperforming assets to total assets	.44	.61
Nonperforming assets to total loans, leases and real estate and other collateral owned	.70	.90
Allowance for loan and lease losses to:
Nonperforming loans and leases	201.05	141.32
Total loans and leases before allowance	1.08	.98
Accruing loans and leases delinquent more than 90 days(1):
Real estate mortgage loans:
One-to-four family(2)	$21,781	$—
Multifamily and commercial	944	—
Construction and land	—	—

Total real estate mortgage loans	22,725	—
Retail consumer(2)	4,362	4,519
Automobile	2,211	6,000
Consumer finance(2)	19,470	—
Leases	219	—
Corporate banking	3,330	4,691

Total accruing loans and leases delinquent more than 90 days	52,317	15,210
Less government guaranteed loans(1)	—	1,876

Total accruing loans and leases delinquent more than 90 days net of government guaranteed loans	$52,317	$13,334

Total underperforming assets	$225,386	$244,376

Ratio of (excluding government guaranteed loans):
Underperforming assets to total assets	.57%	.64%
Underperforming assets to total loans, leases and real estate and other collateral owned	.92	.95

(1)	Effective June 30, 2002, amounts exclude loans guaranteed by the Federal Housing Administration or Veterans’ Administration. Prior periods have not been restated.

(2)	Effective June 30, 2002, Charter One adopted a new accrual policy in which consumer loans secured by residential real estate are placed on nonaccrual at six payments past due as long as the loan is well secured and in the process of collection. This new policy is being implemented prospectively and as such, prior periods have not been restated. The change in the accrual policy did not have a material impact on interest income. Management believes the changes to this policy conforms Charter One’s accrual methodology to that of its commercial banking peers.

(3)	Effective for the period June 30, 2002, Charter One adopted a new loan charge-off policy in which automobile loans are charged off based upon repossession and in certain cases, at the point of bankruptcy discharge. Any automobile loan reaching 120 days delinquent will be charged off completely. Previously, Charter One’s policy was to record charge-offs of loans secured by automobiles at the point of repossessed collateral disposition. This new policy is being implemented prospectively and as such, prior periods have not been restated. Management believes the changes to this policy conforms Charter One’s charge-off methodology to that of its commercial banking peers.

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as “potential problem loans.” During the second quarter of 2002, we changed how we determine potential problem loans to be consistent with commercial banking practice. Previously that determination included all loans and leases classified as “substandard” not already included as underperforming, without a loan-by-loan evaluation, even though historically only a very small percentage of those loans and leases was ultimately reflected in future charge-offs. Under the newly adopted method, the amount included in potential problem loans will result from an evaluation, on a loan-by-loan basis, of loans classified as “substandard.” After implementing the new determination method, the amount of potential problem loans was less than $25.0 million at June 30, 2002. The vast majority of these loans and leases, as well as our underperforming assets, are collateralized. As such, we would anticipate that any losses resulting from possible future charge-offs would be significantly less than the respective loan and lease balances.

SOURCES OF FUNDS

Management considers our interest-sensitivity profile when deciding on sources of funds. At June 30, 2002, our one-year gap was 11.13% of total interest-earning assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

Deposits

Composition of Deposits (Figure 11)

	6/30/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:
Interest-bearing	$5,917,228	2.13%	$5,973,545	2.45%
Noninterest-bearing	1,820,330	—	1,856,481	—

Total checking accounts	7,737,558	1.62	7,830,026	1.87
Money market and savings accounts	8,893,253	2.33	6,737,160	2.26

Total transactions accounts	16,630,811	2.00	14,567,186	2.05
Certificates of deposit	9,926,504	3.95	10,556,123	4.43

Total deposits, net	$26,557,315	2.73	$25,123,309	3.05

Including the effect of interest rate swaps		2.54%		2.88%

Investment securities and mortgage-backed securities with a par value of $500.9 million at June 30, 2002 and $573.0 million at December 31, 2001, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At June 30, 2002, borrowings consisted primarily of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $1.4 billion in certain real estate loans and $10.7 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 12)

	6/30/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$364,873	5.26%	$1,114,873	3.03%
Long-term:
Fixed-rate advances	7,055,428	5.51	7,118,827	5.52
Variable-rate advances	409,605	1.65	409,604	1.74

Total advances	7,829,906	5.30	8,643,304	5.02
Plus unamortized premium on advances	11,618	—	13,934	—

Total advances, net	$7,841,524	5.22	$8,657,238	4.95

Including the effect of interest rate swaps		5.31%		5.02%

On May 20, 2002, Charter One Bank issued $400.0 million of 6.375% subordinated notes due May 15, 2012. Interest on the subordinated notes is payable semiannually. The subordinated notes are unsecured and subordinated to the claims of our depositors and rank on a parity in the event of liquidation or similar proceeding with respect to the Bank with all other present and future unsecured subordinated debt obligations of the Bank, except any unsecured subordinated debt which may be expressly stated to be subordinated notes or is otherwise subordinated as a matter of law. The net proceeds from the subordinated notes were used by the Bank for general corporate purposes.

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term variable instruments. Under these agreements Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

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

We utilized a fixed receipt interest rate swap to convert our $400.0 million of subordinated notes into a variable instrument. Under this agreement Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. Such interest rate swap is designated and qualifies as a fair value hedge under SFAS No. 133. We have assumed no ineffectiveness in the hedging relationship. Any gain or loss on the interest rate swap was offset by a gain or loss on the subordinated notes during the period of change in fair values.

Additionally, on May 20, 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps in which there was no hedging designation assigned. The net unrealized loss of $8.1 million attributed to these interest rate swaps was recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2002 under the caption “net gains.” The corresponding interest rate swap liabilities were recognized in the Company’s consolidated statement of position at June 30, 2002 under the caption “accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 13)

	6/30/02					12/31/01

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

	(Dollars in thousands)
Fixed Payment and Variable
Receipt
2002	$25,000	1.92%		6.44%		$25,000	3.73%		6.44%
2003	409,605	1.84		3.55		409,605	1.94		3.55
2004	375,000	1.90		3.66		—	—		—
2006	200,000	1.90		4.69		—	—		—

Total	$1,009,605	1.88	%(1)	3.88%		$434,605	2.04	%(1)	3.71%

Variable Payment and Fixed
Receipt
2003	$50,000	3.31%		1.93%		$255,000	4.08%		2.14%
2004	400,000	3.88		1.93		—	—		—
2006	420,000	5.50		1.91		930,000	5.80		2.12
2007	745,000	5.42		2.30		10,000	7.25		2.36
2010	10,000	7.40		1.80		10,000	7.40		2.06
2011	10,000	6.25		1.87		45,000	6.33		1.94
2012	400,000	5.76		1.90		—	—		—

Total	$2,035,000	5.16%		2.06	%(1)	$1,250,000	5.49%		2.12	%(1)

(1)	Rates are based upon LIBOR.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	June 30,

	2002	2001

	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$46,979	$14,066
Cash flow hedges	(6,231)	(622)
Unhedged interest rate swaps	(8,118)	—

Total fair value	$32,630	$13,444

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

		(Dollars in thousands)
Interest expense (income):
Deposits	$(11,971)	$(4,816)	$(23,383)	$(8,008)
FHLB advances	1,750	—	3,486	—
Subordinated notes	(1,737)	—	(1,737)	—
Unhedged interest rate swaps	1,352	—	1,352	—

Total net benefit	$(10,606)	$(4,816)	$(20,282)	$(8,008)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of June 30, 2002, there were outstanding commitments to originate $1.4 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were also outstanding unfunded consumer lines of credit of $4.1 billion and corporate banking lines of credit of $338.8 million as of June 30, 2002. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $88.9 million as of June 30, 2002.

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

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock under a new program of open market purchases or privately negotiated transactions. The repurchased shares will be reserved in treasury for later reissue in connection with employee benefit plans. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. The Company repurchased 807,700 shares under the new authorization during the second quarter of 2002 at an average cost of $33.31 per share. This brought the total number of shares repurchased during the six months ended June 30, 2002 to 6.2 million shares at an average cost of $28.84 per share.

Charter One, a financial holding company, and Charter Michigan, a lower-tier bank holding company, are subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Bank and Charter Bank are subject to various regulatory capital requirements administered by the OCC and the Federal Deposit Insurance Corporation (“FDIC”), respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Charter One, Charter Michigan, Charter One Bank and Charter Bank to individually maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. The actual regulatory capital ratios calculated for Charter One, Charter Michigan, Charter One Bank and Charter Bank, along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized are as follows:

Regulatory Capital (Figure 16)

	6/30/02

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,187,389	12.30%	$2,073,094	>8.00%	$2,591,368	>10.00%
Tier 1 capital to risk-weighted assets	2,522,330	9.73	1,036,547	>4.00	1,554,821	>6.00
Tier 1 capital to average assets	2,522,330	6.56	1,538,587	>4.00	N/A	N/A
Charter Michigan(1):
Total capital to risk-weighted assets	3,175,334	12.18	2,086,327	>8.00	2,607,909	>10.00
Tier 1 capital to risk-weighted assets	1,980,275	7.59	1,043,163	>4.00	1,564,745	>6.00
Tier 1 capital to average assets	1,980,275	5.16	1,534,615	>4.00	N/A	N/A
Charter One Bank:
Total capital to risk-weighted assets	3,117,161	12.07	2,066,598	>8.00	2,583,248	>10.00
Tier 1 capital to risk-weighted assets	1,931,417	7.48	1,033,299	>4.00	1,549,949	>6.00
Tier 1 capital to average assets	1,931,417	5.06	1,527,817	>4.00	1,909,772	>5.00
Charter Bank(2):
Total capital to risk-weighted assets	26,604	13.04	16,316	>8.00	20,395	>10.00
Tier 1 capital to risk-weighted assets	24,047	11.79	8,158	>4.00	12,237	>6.00
Tier 1 capital to average assets	24,047	8.28	11,614	>4.00	14,518	>5.00

	12/31/01

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,773,390	10.23%	$2,168,434	>8.00%	$2,710,542	>10.00%
Tier 1 capital to risk-weighted assets	2,517,875	9.29	1,084,217	>4.00	1,626,325	>6.00
Tier 1 capital to average assets	2,517,875	6.81	1,479,451	>4.00	N/A	N/A
Charter One Commercial(3):
Total capital to risk-weighted assets	39,729	46.21	6,877	>8.00	8,597	>10.00
Tier 1 capital to risk-weighted assets	39,729	46.21	3,439	>4.00	5,158	>6.00
Tier 1 capital to average assets	39,729	13.72	11,579	>4.00	14,474	>5.00
Charter One Bank(4):
Total capital to risk-weighted assets	2,659,977	10.01	2,125,856	>8.00	2,657,320	>10.00
Tier 1 capital to risk-weighted assets	1,910,830	7.19	N/A	N/A	1,594,392	>6.00
Core capital to adjusted tangible assets	1,932,552	5.12	1,509,358	>4.00	1,886,698	>5.00
Tangible capital to tangible assets	1,932,552	5.12	566,009	>1.50	N/A	N/A

(1)	In conjunction with Charter One Bank’s conversion from a thrift to a national bank on May 7, 2002, Charter Michigan’s structure changed to a lower-tier bank holding company subject to various regulatory capital requirements administered by the FRB.

(2)	On May 24, 2002, Charter One completed its acquisition of Charter National Bancorp, Inc., the holding company of Charter Bank. The merger of Charter Bank into Charter One Bank was effective August 9, 2002.

(3)	On May 16, 2002, Charter One Commercial merged into Charter One Bank. At December 31, 2001, Charter One Commercial was subject to various regulatory capital requirements administered by the FDIC.

(4)	On May 7, 2002, Charter One Bank converted from a thrift to a national bank. At December 31, 2001, Charter One Bank was subject to various regulatory capital requirements administered by the Office of Thrift Supervision.

As discussed above, Charter One Bank issued $400.0 million of subordinated notes on May 20, 2002. The total of these subordinated notes supplemented Charter One’s, Charter Michigan’s and Charter One Bank’s Tier 2 and total capital levels reflected above.

Management believes that, as of June 30, 2002, Charter One, Charter Michigan, Charter One Bank and Charter Bank, individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 17)

		Three Months Ended

	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01

Market price of common stock(1):
High	$36.51	$32.50	$29.46	$31.41	$30.38
Low	30.77	26.45	24.60	23.40	25.23
Close	34.38	31.22	27.15	28.22	30.38
Dividends declared and paid(1)	.22	.20	.20	.19	.19

(1)	Restated to reflect the 5% stock dividend issued September 28, 2001.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2001 Form 10-K. The assumptions used in our model have been updated as of June 30, 2002. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

+200 over one year	(4.00)%	(5.71)%
+100 over one year	(1.48)	(1.45)
-100 over one year	1.24	(1.58)

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)  (b) (c) The Company held its annual meeting of shareholders on April 23, 2002. The following matters were voted on at the meeting:

	For	Withheld

1. The election of six directors set forth below:

  Herbert G. Chorbajian (term ending 2005)
  Richard W. Neu (term ending 2005)
  Victor A. Ptak (term ending 2005)
  Melvin J. Rachal (term ending 2005)
  Leonard S. Simon (term ending 2005)
  Eresteen R. Williams (term ending 2005)
	192,146,713 192,476,085 192,368,744 191,365,405 192,223,884 190,758,192	2,555,112 2,225,740 2,333,081 3,336,420 2,477,941 3,943,633

  The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

  Patrick J. Agnew (term ending 2004)
  Denise Marie Fugo (term ending 2004)
  Charles John Koch (term ending 2004)
  Ronald F. Poe (term ending 2004)
  Jerome L. Schostak (term ending 2004)
  Mark Shaevsky (term ending 2004)
  Phillip Wm. Fisher (term ending 2003)
  Mark D. Grossi (term ending 2003)
  Karen R. Hitchcock (term ending 2003)
  John D. Koch (term ending 2003)
  Michael P. Morley (term ending 2003)
  Joseph C. Scully (term ending 2003)
  John P. Tierney (term ending 2003)

	For	Against	Abstain	Broker Non-Votes

2. Amendment of the Company’s 1997 Stock Option and Incentive Plan to increase the number of shares of common stock on which awards may be granted under the plan.	123,878,852	69,081,910	1,741,063	0

	For	Against	Abstain	Broker Non-Votes

3. Ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Auditors for the year ending December 31, 2002.	187,784,675	5,965,003	952,147	0

ITEM 5. Other Information

Cash Dividend — On July 17, 2002, the Company’s Board of Directors declared a regular quarterly cash dividend of $.22 per share. The cash dividend is payable August 20, 2002 to shareholders of record on August 6, 2002.

Stock Dividend — On July 17, 2002, the Company’s Board of Directors declared a 5% stock dividend to be distributed on September 30, 2002 to shareholders of record on September 13, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: See attached Index to Exhibits.

(b)  Reports on Form 8-K: On April 24, 2002, the Company filed a report on Form 8-K containing its earnings release dated April 22, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: August 13, 2002	/s/ Charles John Koch

Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2002	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Charter One Financial, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Date: August 13, 2002	/s/ Charles John Koch

Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2002	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission upon request with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1983 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.7	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.8	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.9	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.10	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.11	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.12	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated.

10.13	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.14	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.15	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.16	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.17	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.18	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.19	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.20	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.21	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.22	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings