Form 10-Q
period 2002-09-30
CHARTER ONE FINANCIAL INC
filed 2002-11-14
CIK 819692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes  X    No

The number of shares outstanding of the registrant’s sole class of common stock as of October 31, 2002 was 225,989,503.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	9/30/02	12/31/01

	(Dollars in thousands,
	except per share data)

ASSETS
Cash Accounts	$515,897	$472,658
Interest-bearing deposits with banks	9,152	8,355
Federal funds sold and other	1,105,511	35,507

Total cash and cash equivalents	1,630,560	516,520
Investment securities:
Available for sale	213,684	129,312
Held to maturity (fair value of $4,969 and $6,467)	4,642	6,274
Mortgage-backed securities:
Available for sale	8,805,687	8,030,512
Held to maturity (fair value of $677,054 and $1,022,658)	648,153	983,904
Loans and leases, net	25,351,352	25,396,071
Loans held for sale	287,891	332,629
Bank owned life insurance	819,664	808,231
Federal Home Loan Bank and Federal Reserve Bank stock	676,927	617,836
Premises and equipment	348,675	352,235
Accrued interest receivable	155,543	162,065
Real estate and other collateral owned	42,988	54,351
Loan servicing assets	126,646	139,840
Goodwill	386,372	350,839
Other assets	351,682	293,897

Total assets	$39,850,466	$38,174,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$27,086,505	$25,123,309
Federal Home Loan Bank advances	7,574,583	8,657,238
Federal funds purchased and repurchase agreements	54,347	203,259
Other borrowings	710,282	304,410
Advance payments by borrowers for taxes and insurance	47,578	54,103
Accrued interest payable	66,193	57,704
Accrued expenses and other liabilities	1,295,185	845,993

Total liabilities	36,834,673	35,246,016

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 227,577,813 and 224,855,827 shares issued	2,276	2,249
Additional paid-in capital	2,192,186	2,091,767
Retained earnings	732,731	811,093
Less 1,158,700 and 516,082 shares of common stock held in treasury at cost	(35,087)	(14,586)
Accumulated other comprehensive income	123,687	37,977

Total shareholders’ equity	3,015,793	2,928,500

Total liabilities and shareholders’ equity	$39,850,466	$38,174,516

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$410,237	$484,697	$1,253,132	$1,410,215
Mortgage-backed securities:
Available for sale	135,099	89,819	388,000	257,156
Held to maturity	10,695	20,141	37,756	69,711
Investment securities:
Available for sale	2,939	3,387	8,526	8,439
Held to maturity	61	88	192	324
Other interest-earning assets	9,729	10,850	27,119	32,355

Total interest income	568,760	608,982	1,714,725	1,778,200

Interest expense:
Deposits	160,821	224,811	500,798	655,595
FHLB advances	103,729	122,214	311,372	386,147
Other borrowings	13,943	8,633	31,324	25,982

Total interest expense	278,493	355,658	843,494	1,067,724

Net interest income	290,267	253,324	871,231	710,476
Provision for loan and lease losses	47,695	27,109	131,689	61,913

Net interest income after provision for loan and lease losses	242,572	226,215	739,542	648,563

Other income:
Retail banking	84,175	72,285	241,474	211,784
Mortgage banking	(36,961)	9,637	(16,503)	27,947
Leasing operations	404	2,230	991	3,768
Net gains	83,881	26,302	143,448	67,976
Bank owned life insurance and other	7,582	9,691	26,014	29,325

Total other income	139,081	120,145	395,424	340,800

Administrative expenses:
Compensation and employee benefits	81,443	73,951	239,340	207,488
Net occupancy and equipment	30,288	27,051	86,485	80,226
Marketing expenses	11,788	6,554	30,629	22,246
Federal deposit insurance premiums	1,104	1,026	3,421	2,874
Amortization of goodwill(1)	—	4,039	—	12,117
Other administrative expenses	46,683	42,629	142,209	128,708

Total administrative expenses(1)	171,306	155,250	502,084	453,659

Income before income taxes(1)	210,347	191,110	632,882	535,704
Income taxes(1)	66,785	60,677	200,940	170,069

Net income(1)	$143,562	$130,433	$431,942	$365,635

Basic earnings per share(1)(2)	$.63	$.55	$1.87	$1.58

Diluted earnings per share(1)(2)	$.61	$.54	$1.82	$1.54

Average common shares outstanding(2):
Basic	228,765,954	235,945,178	230,549,330	231,479,675

Diluted	235,615,457	242,108,371	237,653,561	237,371,716

(1)	Effective September 30, 2002, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The amounts reversed to goodwill were $3.9 million, before tax, for the quarter ended March 31, 2002 and $3.8 million, before tax, for the quarter ended June 30, 2002, adding $.01 to previously reported earnings per share for each respective quarter.

(2)	Restated to reflect the 5% stock dividend issued September 30, 2002.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	9/30/02	9/30/01

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$431,942	$365,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	131,689	61,913
Net gains	(176,184)	(66,326)
Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net (1)	131,768	82,912
Origination of loans held for sale	(1,652,269)	(1,159,814)
Proceeds from sale of loans held for sale	1,647,746	1,158,869
Increase in accrued interest payable	8,489	19,409
Other	431,304	269,713

Net cash provided by operating activities	954,485	732,311

Cash flows from investing activities:
Net principal disbursed on loans and leases	(4,910,650)	(5,526,718)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	338,713	378,007
Mortgage-backed securities available for sale	1,267,603	779,379
Investment securities held to maturity	1,851	15,947
Investment securities available for sale	26,618	356,869
Proceeds from sale of:
Mortgage-backed securities available for sale	9,054,320	2,990,729
Investment securities available for sale	1,642	9,656
Federal Home Loan Bank and Federal Reserve Bank stock	8,082	15,077
Purchase of:
Mortgage-backed securities available for sale	(5,730,658)	(1,207,803)
Investment securities available for sale	(76,599)	(4,398)
Federal Home Loan Bank and Federal Reserve Bank stock	(42,657)	—
Loans	(12,727)	(54,032)
Loan servicing assets, including those originated	(71,453)	(49,059)
Net cash paid in connection with business combination	(90,425)	(50,245)
Other	(51,366)	96,193

Net cash used in investing activities	(287,706)	(2,250,398)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,238,785)	(1,044,555)
Proceeds from long-term borrowings	424,209	935,410
Repayments of long-term borrowings	(24,237)	(669,750)
Increase in deposits	1,722,959	2,533,129
Decrease in advance payments by borrowers for taxes and insurance	(6,525)	(13,073)
Payment of dividends on common stock	(141,367)	(122,098)
Proceeds from issuance of common stock	53,747	41,381
Purchase of treasury stock	(342,740)	(107,155)

Net cash provided by financing activities	447,261	1,553,289

Net increase in cash and cash equivalents	1,114,040	35,202
Cash and cash equivalents, beginning of the period	516,520	531,257

Cash and cash equivalents, end of period	$1,630,560	$566,459

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$977,446	$1,198,432
Cash paid for income taxes	4,500	3,500
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	5,066,120	5,449,048

(1)	Effective September 30, 2002, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The amounts reversed to goodwill were $3.9 million, before tax, for the quarter ended March 31, 2002 and $3.8 million, before tax, for the quarter ended June 30, 2002, adding $.01 to previously reported earnings per share for each respective quarter.

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

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. Thus, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS No. 147. In addition, SFAS No. 147 amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142 on January 1, 2002. The amounts reversed to goodwill were $3.9 million, before tax, for the quarter ended March 31, 2002 and $3.8 million, before tax, for the quarter ended June 30, 2002, adding $.01 to previously reported earnings per share for each respective quarter. Quarterly financial information for the periods from January 1, 2002 through June 30, 2002, as restated for the Company’s adoption of SFAS No. 147 is being provided on a supplemental basis. See Item 5 “Other Information” of this Form 10-Q for further discussion.

The following table reconciles reported net income (restated for the early adoption of SFAS No. 147 discussed above) to pro forma adjusted net income for the three and nine months ended September 30, 2002 and 2001, respectively:

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

	(Dollars in thousands, except per share data)
Reported net income	$143,562	$130,433	$431,942	$365,635
Add: Goodwill amortization, after tax	—	2,625	—	7,876

Adjusted net income	$143,562	$133,058	$431,942	$373,511

Basic earnings per share:
Reported net income	$.63	$.55	$1.87	$1.58
Add: Goodwill amortization, after tax	—	.01	—	.03

Adjusted net income	$.63	$.56	$1.87	$1.61

Diluted earnings per share:
Reported net income	$.61	$.54	$1.82	$1.54
Add: Goodwill amortization, after tax	—	.01	—	.03

Adjusted net income	$.61	$.55	$1.82	$1.57

4.	On January 7, 2002, Charter One Bank, F.S.B. (the “Bank”) filed an application with the Office of the Comptroller of the Currency to convert from a thrift to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B.

5.	On May 24, 2002, the Company completed its acquisition of Charter National Bancorp, Inc. (“Charter National”), the holding company of Charter Bank in Wyandotte, Michigan. On May 24, 2002, Charter National had assets of $353.2 million and deposits of $242.3 million in eight branches located south of Detroit, Michigan. The Company paid $90.4 million in cash consideration and recorded $34.8 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. Additionally, the Company recorded $25.0 million as an indefinite-lived trademark name intangible. The Company accounted for this acquisition as a purchase under the new business combinations standards discussed in Note 3 above, and included the results of operations of Charter National in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2002, are not significant and accordingly, are not provided.

6.	Certain items in the consolidated financial statements for 2001 have been reclassified to conform to the 2002 presentation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of September 30, 2002, the Bank and its subsidiaries were doing business through 459 full-service branches, 26 loan production offices and 920 ATMs.

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

RESULTS OF OPERATIONS

Acquisition

On May 24, 2002, the Company completed its acquisition of Charter National Bancorp, Inc., the holding company of Charter Bank in Wyandotte, Michigan. On May 24, 2002, Charter National had assets of $353.2 million and deposits of $242.3 million in eight branches located south of Detroit, Michigan. The Company paid $90.4 million in cash consideration and recorded $34.8 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. Additionally, the Company recorded $25.0 million as an indefinite-lived trademark name intangible. The Company accounted for this acquisition as a purchase, and included the results of operations of Charter National in its Consolidated Financial Statements from the effective date of the acquisition. The merger of Charter Bank into the Bank was effective August 9, 2002.

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three and nine months ended September 30, 2002 and 2001. Per share data have been restated to reflect the 5% stock dividend issued September 30, 2002.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

	(Dollars in thousands, except per share data)
Net income(1)	$143,562	$130,433	$431,942	$365,635
Diluted earnings per share(1)	.61	.54	1.82	1.54
Return on average assets(1)	1.46%	1.43%	1.50%	1.39%
Return on average equity(1)	18.89	17.81	19.47	18.05
Return on average tangible equity(1)(2)	21.70	19.84	22.38	19.90
Average equity to average assets(1)	7.72	8.03	7.68	7.69
Net interest income to administrative expenses(1)	1.69x	1.63x	1.74x	1.57x
Administrative expenses to average assets(1)	1.74%	1.70%	1.74%	1.72%
Efficiency ratio	39.90	40.49	39.64	42.00

(1)	Effective September 30, 2002, the Company early adopted Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The amounts reversed to goodwill were $3.9 million, before tax, for the quarter ended March 31, 2002 and $3.8 million, before tax, for the quarter ended June 30, 2002, adding $.01 to previously reported earnings per share for each respective quarter.

(3)	Computed as the ratio of net income, excluding the amortization of goodwill and other intangible assets, to average tangible equity.

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

Noninterest-earning assets, total assets, other noninterest-bearing liabilities, total noninterest-bearing liabilities, total liabilities, shareholders’ equity and total liabilities and shareholders’ equity have been restated for 2002 to reflect the Company’s early adoption of SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the consolidated financial statements since the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	9/30/02			9/30/01

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:
Loans and leases	$25,460,404	$410,237	6.43%	$26,538,590	$484,697	7.29%
Mortgage-backed securities:
Available for sale	9,364,722	135,099	5.77	5,545,025	89,819	6.48
Held to maturity	677,206	10,695	6.32	1,176,526	20,141	6.85
Investment securities:
Available for sale	181,769	2,939	6.47	162,391	3,387	8.34
Held to maturity	4,480	61	5.52	6,926	88	5.11
Other interest-earning assets	979,454	9,729	3.89	642,584	10,850	6.61

Total interest-earning assets	36,668,035	568,760	6.19	34,072,042	608,982	7.13

Allowance for loan and lease losses	(267,486)			(231,028)
Noninterest-earning assets	2,968,951			2,656,029

Total assets	$39,369,500			$36,497,043

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,283,029	33,721	2.13	$4,306,395	36,073	3.32
Money market and savings accounts	8,378,267	44,790	2.12	6,741,797	53,194	3.13
Certificates of deposit	9,831,050	82,310	3.32	10,406,778	135,544	5.17

Total deposits	24,492,346	160,821	2.61	21,454,970	224,811	4.16

FHLB advances	7,944,811	103,729	5.18	9,280,037	122,214	5.22
Other borrowings	929,957	13,943	5.97	548,888	8,633	6.23

Total borrowings	8,874,768	117,672	5.26	9,828,925	130,847	5.28

Total interest-bearing liabilities	33,367,114	278,493	3.31	31,283,895	355,658	4.51

Noninterest-bearing liabilities:
Demand deposit accounts	1,789,713			1,496,975
Other noninterest-bearing liabilities	1,173,108			787,229

Total noninterest-bearing liabilities	2,962,821			2,284,204

Total liabilities	36,329,935			33,568,099
Shareholders’ equity	3,039,565			2,928,944

Total liabilities and shareholders’ equity	$39,369,500			$36,497,043

Net interest income		$290,267			$253,324

Interest rate spread			2.88			2.62
Net yield on average interest- earning assets			3.17			2.97
Average interest-earning assets to average interest-bearing liabilities			109.89%			108.91%

	Nine Months Ended

	9/30/02			9/30/01

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Interest-earning assets:
Loans and leases	$25,296,320	$1,253,132	6.61%	$25,398,713	$1,410,215	7.41%
Mortgage-backed securities:
Available for sale	8,710,523	388,000	5.94	5,066,129	257,156	6.77
Held to maturity	771,416	37,756	6.53	1,313,218	69,711	7.08
Investment securities:
Available for sale	160,661	8,526	7.08	141,016	8,439	7.98
Held to maturity	4,998	192	5.13	8,204	324	5.27
Other interest-earning assets	952,088	27,119	3.76	633,147	32,355	6.74

Total interest-earning assets	35,896,006	1,714,725	6.37	32,560,427	1,778,200	7.28

Allowance for loan and lease losses	(260,458)			(204,031)
Noninterest-earning assets	2,863,644			2,743,053

Total assets	$38,499,192			$35,099,449

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,102,712	100,558	2.20	$3,393,003	79,375	3.13
Money market and savings accounts	7,915,705	132,271	2.23	6,382,528	163,390	3.42
Certificates of deposit	10,107,847	267,969	3.54	10,287,201	412,830	5.37

Total deposits	24,126,264	500,798	2.78	20,062,732	655,595	4.37

FHLB advances	7,966,061	311,372	5.22	9,554,422	386,147	5.40
Other borrowings	598,769	31,324	6.96	502,617	25,982	6.86

Total borrowings	8,564,830	342,696	5.35	10,057,039	412,129	5.47

Total interest-bearing liabilities	32,691,094	843,494	3.45	30,119,771	1,067,724	4.74

Noninterest-bearing liabilities:
Demand deposit accounts	1,745,700			1,435,775
Other noninterest-bearing liabilities	1,104,913			843,286

Total noninterest-bearing liabilities	2,850,613			2,279,061

Total liabilities	35,541,707			32,398,832
Shareholders’ equity	2,957,485			2,700,617

Total liabilities and shareholders’ equity	$38,499,192			$35,099,449

Net interest income		$871,231			$710,476

Interest rate spread			2.92			2.54
Net yield on average interest- earning assets			3.24			2.91
Average interest-earning assets to average interest-bearing liabilities			109.80%			108.10%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $26.1 million and $74.2 million for the three and nine months ended September 30, 2002, respectively, and $22.3 million and $58.8 million for the three and nine months ended September 30, 2001, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002 v. 2001			2002 v. 2001

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

			(Dollars in thousands)
Interest income:
Loans and leases	$(57,569)	$(16,891)	$(74,460)	$(153,693)	$(3,390)	$(157,083)
Mortgage-backed securities:
Available for sale	(10,751)	56,031	45,280	(34,786)	165,630	130,844
Held to maturity	(1,458)	(7,988)	(9,446)	(5,080)	(26,875)	(31,955)
Investment securities:
Available for sale	(820)	372	(448)	(1,016)	1,103	87
Held to maturity	6	(33)	(27)	(9)	(123)	(132)
Other interest-earning assets	(5,497)	4,376	(1,121)	(17,695)	12,459	(5,236)

Total	(76,089)	35,867	(40,222)	(212,279)	148,804	(63,475)

Interest expense:
Checking accounts	(15,572)	13,221	(2,351)	(28,529)	49,712	21,183
Money market and savings accounts	(21,476)	13,071	(8,405)	(71,113)	39,995	(31,118)
Certificates of deposit	(46,095)	(7,139)	(53,234)	(137,783)	(7,079)	(144,862)
FHLB advances	(436)	(18,049)	(18,485)	(10,567)	(64,208)	(74,775)
Other borrowings	(1,930)	7,240	5,310	(4,090)	9,432	5,342

Total	(85,509)	8,344	(77,165)	(252,082)	27,852	(224,230)

Change in net interest income	$9,420	$27,523	$36,943	$39,803	$120,952	$160,755

Net interest income was $290.3 million for the three months ended September 30, 2002, up $36.9 million, or 14.6%, from the third quarter of 2001. The increase in net interest income was primarily attributable to the reduction in the cost of average interest-bearing liabilities from 4.51% during the third quarter of 2001 to 3.31% during the third quarter of 2002. The reduction in the cost of average interest-bearing liabilities resulted primarily from the maturity and repricing of higher interest rate certificates of deposit since September 30, 2001, together with the downward repricing of certain core deposit accounts.

Net interest income was $871.2 million for the nine months ended September 30, 2002, up $160.8 million, or 22.6%, from $710.5 million in the comparable 2001 period. The increase in net interest income was primarily attributable to the reduction in the cost of average interest-bearing liabilities from 4.74% during the nine months ended September 30, 2001 to 3.45% during the 2002 period. The reduction in the cost of average interest-bearing liabilities resulted primarily from the repricing of higher interest rate certificates of deposit since September 30, 2001, together with the downward repricing of certain core deposit accounts.

Other Income

Other income for the three months ended September 30, 2002 was $139.1 million, an increase of $18.9 million, or 15.8%, over the $120.1 million for the three months ended September 30, 2001. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $11.9 million, or 16.4%, over the comparable period in 2001. Growth in income from retail banking was attributable to successful integration of past mergers and branch acquisitions together with ongoing franchise development initiatives. Net gains totaled $83.9 million for the third quarter of 2002, an increase of $57.6 million over the third quarter of 2001. The $4.5 billion of mortgage-backed securities sold during the third quarter 2002 were comprised primarily of seasoned, bank-originated residential mortgage products. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. Offsetting the net gains on sale of mortgage-backed securities of $107.8 million was a $22.1 million unrealized loss on interest rate swaps that are accounted for at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The $22.1 million unrealized loss was the result of the decline in interest rates during the third quarter.

With respect to the decline in mortgage banking income, we increased the valuation allowance on loan servicing assets by $56.0 million in the third quarter of 2002 to $89.3 million due to increasing prepayment speeds. Total mortgage banking income, excluding the $56.0 million increase in the valuation allowance, was $19.0 million in the third quarter of 2002. In the year ago quarter, mortgage banking income totaled $13.6 million, excluding a $4.0 million increase in the valuation allowance. As a result of the strong loan origination and securitization activity in the past 12 months, the portfolio of loans serviced for others increased to $16.8 billion, up 21.5% since September 30, 2001. The related loan servicing asset was reduced to .75% of the portfolio at $126.6 million at September 30, 2002. With an average servicing spread of 35 basis points, that translates into a servicing asset valuation of just over two times the servicing spread.

Other income for the nine months ended September 30, 2002 was $395.4 million, an increase of $54.6 million, or 16.0%, over the $340.8 million for the nine months ended September 30, 2001. The reasons for the net increase were substantially the same as for the third quarter results discussed in the above paragraphs.

Administrative Expenses

Administrative expenses were $171.3 million for the three months ended September 30, 2002, an increase of $16.1 million, or 10.3%, as compared to the third quarter of 2001. The increase in administrative expenses was primarily attributable to costs associated with the operational integration of acquisitions completed in the last 12 months and continued investments in our operations. Additionally, marketing expenses increased $5.2 million, as compared to the comparable period of 2001. These higher marketing costs occurred as we implemented various programs geared to support sales efforts throughout the Bank. Despite the increase in administrative expenses, our efficiency ratio improved to 39.90% for the three months ended September 30, 2002, compared to 40.49% for the three months ended September 30, 2001. See the above discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Administrative expenses were $502.1 million for the nine months ended September 30, 2002, an increase of $48.4 million, or 10.7%, as compared to the 2001 period. The reasons for the increases in administrative expenses were substantially the same as for the third quarter results discussed in the above paragraph. Despite the increase in administrative expenses, our efficiency ratio improved to 39.64% for the nine months ended September 30, 2002, compared to 42.00% for the comparable period in 2001. See the above discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Federal Income Tax

Federal income tax expense for the three months ended September 30, 2002 was $66.8 million, compared to $60.7 million for the same period in 2001. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for both the 2002 and 2001 period.

Federal income tax expense for the nine months ended September 30, 2002 was $200.9 million, compared to $170.1 million for the same period in 2001. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for the both the 2002 and 2001 period.

FINANCIAL CONDITION

Overview

At September 30, 2002, total assets were $39.9 billion, compared to total assets of $38.2 billion at December 31, 2001.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	9/30/02	12/31/01

	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$5,942,919	$6,419,819
Adjustable rate	2,694,956	3,350,370
Construction	427,871	409,369

	9,065,746	10,179,558

Commercial real estate:
Multifamily	1,017,393	1,189,777
Other	1,313,243	1,279,889

	2,330,636	2,469,666

Consumer:
Retail	5,008,393	4,857,473
Automobile	5,281,731	4,397,425
Consumer finance	973,981	1,042,522

	11,264,105	10,297,420

Business:
Leasing	2,028,687	1,994,524
Corporate banking	1,242,869	1,043,010

	3,271,556	3,037,534

Loans and leases before allowance for loan and lease losses	25,932,043	25,984,178
Allowance for loan and lease losses	(292,800)	(255,478)

Loans and leases, net(1)	$25,639,243	$25,728,700

Portfolio of loans serviced for others	$16,840,025	$13,846,807

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

		(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$2,481,022	$2,015,708	$7,113,855	$5,982,597
Multifamily	49,187	21,003	108,885	40,679
Commercial	48,601	19,953	175,375	146,534

Total permanent loans	2,578,810	2,056,664	7,398,115	6,169,810

Construction:
One-to-four family	5,748	16,765	27,720	342,222
Multifamily	13,950	60,506	38,938	131,020
Commercial	29,385	68,526	111,108	173,949

Total construction loans	49,083	145,797	177,766	647,191

Total real estate loans originated	2,627,893	2,202,461	7,575,881	6,817,001

Retail consumer	948,632	948,975	2,885,687	2,668,708
Automobile	1,012,926	900,593	2,478,734	2,079,900
Consumer finance	73,931	70,161	185,352	195,523
Leases	110,428	141,386	321,013	397,511
Corporate banking	512,600	273,105	1,265,413	742,070

Total loans and leases originated	5,286,410	4,536,681	14,712,080	12,900,713

Acquired through business combinations and purchases	2,637	1,406,582	213,992	1,418,305

Sales and principal reductions:
Loans sold	527,011	399,889	1,652,269	1,159,814
Loans exchanged for mortgage-backed securities	809,167	2,258,523	5,066,120	5,449,048
Principal reductions	2,894,793	2,225,932	8,262,966	6,129,277

Total sales and principal reductions	4,230,971	4,884,344	14,981,355	12,738,139

Increase (decrease) before net items	$1,058,076	$1,058,919	$(55,283)	$1,580,879

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at September 30, 2002 and December 31, 2001. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	9/30/02	12/31/01

	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$91,596	$30,929
Securities of U.S. states and political subdivisions	2,442	8
Corporate and other securities	119,646	98,375

Total investment securities available for sale	213,684	129,312

Held to Maturity
U.S. Treasury and agency securities	263	—
Securities of U.S. states and political subdivisions	4,344	5,839
Corporate and other securities	35	435

Total investment securities held to maturity	4,642	6,274

Total	$218,326	$135,586

Weighted average rate	5.63%	8.21%

Mortgage-Backed Securities (Figure 7)

	9/30/02	12/31/01

	(Dollars in thousands)
Available for Sale
Participation certificates:
U.S. government and agency issues	$7,915,719	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	397,578	518,251
Private issues	492,390	561,836

Total mortgage-backed securities available for sale	8,805,687	8,030,512

Held to Maturity
Participation certificates:
U.S. government and agency issues	348,157	475,622
Private issues	60,320	90,203
Collateralized mortgage obligations:
U.S. government and agency issues	119,937	185,944
Private issues	119,739	232,135

Total mortgage-backed securities held to maturity	648,153	983,904

Total	$9,453,840	$9,014,416

Weighted average rate	5.56%	6.18%

Asset Quality

In conjunction with the Bank’s conversion in May 2002 to a national bank, the Company conformed various policies and reporting practices associated with asset quality to more closely compare to those of its commercial bank peers. These changes neither increased nor decreased ultimate net loan and lease charge-offs. They only affected the timing of recognizing net consumer asset charge-offs through the allowance for loan and lease losses and the disclosure of underperforming consumer assets. Consumer assets include single-family, retail consumer, automobile, and consumer finance loan portfolios. These changes had no impact on Charter One’s non-consumer loan portfolios, which include commercial real estate and corporate loans and its lease portfolio, as these portfolios already conformed with OCC-regulated banking practices.

The most significant effect of the change in charge-off policy was in the automobile and consumer finance portfolios. Prior to the second quarter of 2002, automobile loans were charged off at the point of repossessed collateral disposition. Beginning with the second quarter of 2002, consistent with OCC-regulated banking practices, automobile loans going through repossession or bankruptcies were written down to the net realizable value of the collateral at the time of the repossession or bankruptcy discharge. Any automobile loan that reached the 120-day delinquency point was charged off completely. Charge-offs in the consumer finance portfolio were previously recognized at the point of foreclosure. Beginning with the second quarter of 2002, consistent with OCC-regulated banking practices, consumer finance loans, along with other loans backed by single-family residential real estate collateral, were reflected at the lower of cost or net realizable value at the earliest point of six payments past due or foreclosure. These policy changes resulted in an additional $27.3 million of charge-offs recognized during the second quarter of 2002.

Being mindful of an economy that continues to exhibit weakness, particularly in the non-consumer sectors, Charter One continued to strengthen its level of loan loss reserves as shown in Figure 8 below.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02		9/30/01

		(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$267,155	$198,378	$255,478		$189,616
Provision for loan and lease losses	47,695	27,109	131,689		61,913
Acquired through business combination	—	33,782	3,184		33,782
Loans and leases charged off:
One-to-four family	(643)	(800)	(4,675)		(2,162)
Commercial real estate	(290)	(26)	(1,208)		(509)
Retail consumer	(2,308)	(2,123)	(10,096)		(5,772)
Automobile	(16,429)	(8,243)	(63,024)		(27,023)
Consumer finance	(5,160)	(3,762)	(20,610)		(8,356)
Leases	(519)	(7,234)	(2,780)		(7,496)
Corporate banking	(4,776)	(3,903)	(10,813)		(5,456)

Total charge-offs	(30,125)	(26,091)	(113,206	)(1)	(56,774)

Recoveries:
One-to-four family	881	74	915		119
Commercial real estate	488	19	618		24
Retail consumer	484	402	1,246		1,322
Automobile	3,574	1,756	9,105		4,800
Consumer finance	238	73	333		201
Leases	430	—	430		220
Corporate banking	1,980	102	3,008		381

Total recoveries	8,075	2,426	15,655		7,067

Net loan and lease charge-offs	(22,050)	(23,665)	(97,551	)(1)	(49,707)

Balance, end of period	$292,800	$235,604	$292,800		$235,604

Net charge-offs to average loans and leases (annualized)	.35%	.36%	.51	%(1)	.51%

(1)	Includes $27.3 million in charge-offs recorded in the second quarter of 2002 in conjunction with Charter One’s adoption of the new consumer loan charge-off policy discussed above. This new policy was implemented prospectively and as such, prior periods have not been restated.

The provision for loan and lease losses exceeded net charge-offs by $25.6 million during the third quarter of 2002 and the ratio of the allowance for loan and lease losses to total loans and leases before the allowance increased to 1.13% at September 30, 2002 from .98% at December 31, 2001.

Net charge-offs during the third quarter of 2002 totaled $22.1 million, or .35% of average loans and leases, compared to $23.7 million or .36% of average loans and leases, during the third quarter of 2001.

In terms of nonperforming asset disclosures, Charter One’s policy, prior to the second quarter of 2002, was to place all consumer assets backed by residential real estate on nonaccrual status (disclosed as nonperforming) at 90 days delinquent. Beginning in the second quarter of 2002, consistent with OCC-regulated banking practices, loans backed by residential real estate are being placed on nonaccrual status (nonperforming) at six payments past due as long as the loan is well secured and in the process of collection.

Figure 9 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days.

Nonperforming and Underperforming Assets (Figure 9)

	9/30/02	12/31/01

	(Dollars in thousands)
Nonperforming assets(1):
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family(2)	$31,528	$79,394
Multifamily and commercial	6,621	13,552
Construction and land	10,598	10,276

Total real estate mortgage loans	48,747	103,222
Retail consumer(2)	14,128	16,592
Automobile(3)	—	—
Consumer finance(2)	38,403	68,485
Leases	7,964	904
Corporate banking	37,230	10,551

Total nonaccrual loans and leases	146,472	199,754
Less government guaranteed loans(1)	—	19,630

Total nonaccrual loans net of government guaranteed loans	146,472	180,124
Restructured real estate mortgage loans	1,149	653

Total nonperforming loans and leases	147,621	180,777
Real estate and other collateral owned(3)	40,270	50,265

Total nonperforming assets	$187,891	$231,042

Ratio of (excluding government guaranteed loans):
Nonperforming loans and leases to total loans and leases	.58%	.70%
Nonperforming assets to total assets	.47	.61
Nonperforming assets to total loans, leases and real estate and other collateral owned	.73	.90
Allowance for loan and lease losses to:
Nonperforming loans and leases	198.35	141.32
Total loans and leases before allowance	1.13	.98
Accruing loans and leases delinquent more than 90 days(1):
Real estate mortgage loans:
One-to-four family(2)	$24,854	$—
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	24,854	—
Retail consumer(2)	5,630	4,519
Automobile(3)	2,595	6,000
Consumer finance(2)	25,269	—
Leases	—	—
Corporate banking	1,955	4,691

Total accruing loans and leases delinquent more than 90 days	60,303	15,210
Less government guaranteed loans(1)	—	1,876

Total accruing loans and leases delinquent more than 90 days net of government guaranteed loans	$60,303	$13,334

Total underperforming assets	$248,194	$244,376

Ratio of (excluding government guaranteed loans):
Underperforming assets to total assets	.62%	.64%
Underperforming assets to total loans, leases and real estate and other collateral owned	.97	.95

(1)	Effective June 30, 2002, amounts exclude loans guaranteed by the Federal Housing Administration or Veterans’ Administration. Prior periods have not been restated.

(2)	Effective June 30, 2002, Charter One adopted a new accrual policy in which consumer loans secured by residential real estate are placed on nonaccrual at six payments past due as long as the loan is well secured and in the process of collection. This new policy was implemented prospectively and as such, prior periods have not been restated. The change in the accrual policy did not have a material impact on interest income. Management believes the changes to this policy conforms Charter One’s accrual methodology to that of its commercial banking peers.

(3)	Effective for the period ended June 30, 2002, Charter One adopted a new loan charge-off policy in which automobile loans are charged off based upon repossession and in certain cases, at the point of bankruptcy discharge. Any automobile loan reaching 120 days delinquent are being charged off completely. Previously, Charter One’s policy was to record charge-offs of loans secured by automobiles at the point of repossessed collateral disposition. This new policy was implemented prospectively and as such, prior periods have not been restated. Management believes the changes to this policy conforms Charter One’s charge-off methodology to that of its commercial banking peers.

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as “potential problem loans.” During the second quarter of 2002, we changed how we determine potential problem loans to be consistent with commercial banking practice. Previously that determination included all loans and leases classified as “substandard” not already included as underperforming, without a loan-by-loan evaluation, even though historically only a very small percentage of those loans and leases was ultimately reflected in future charge-offs. Under the newly adopted method, the amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard.” The amount of potential problem loans remained was less than $25 million at September 30, 2002 and June 30, 2002, respectively. The vast majority of these loans and leases, as well as our underperforming assets, are collateralized. As such, we would anticipate that any losses resulting from possible future charge-offs would be significantly less than the respective loan and lease balances.

SOURCES OF FUNDS

Management considers our interest-sensitivity profile when deciding on sources of funds. At September 30, 2002, our one-year gap was 9.59% of total interest-earning assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

Deposits

Composition of Deposits (Figure 10)

	9/30/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Checking accounts:
Interest-bearing	$6,588,045	2.19%	$5,973,545	2.45%
Noninterest-bearing	2,031,085	—	1,856,481	—

Total checking accounts	8,619,130	1.67	7,830,026	1.87
Money market and savings accounts	8,248,750	2.04	6,737,160	2.26

Total transactions accounts	16,867,880	1.85	14,567,186	2.05
Certificates of deposit	10,218,625	3.75	10,556,123	4.43

Total deposits, net	$27,086,505	2.57	$25,123,309	3.05

Including the effect of interest rate swaps		2.41%		2.88%

Investment securities and mortgage-backed securities with a par value of $479.5 million at September 30, 2002 and $573.0 million at December 31, 2001, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At September 30, 2002, borrowings consisted primarily of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $1.1 billion in certain real estate loans and $10.9 billion in mortgage-backed securities.

Federal Home Loan Bank Advances (Figure 11)

	9/30/02		12/31/01

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Short-term	$150,000	6.84%	$1,114,873	3.03%
Long-term:
Fixed-rate advances	7,004,845	5.50	7,118,827	5.52
Variable-rate advances	409,605	1.63	409,604	1.74

Total advances	7,564,450	5.32	8,643,304	5.02
Plus unamortized premium on advances	10,133	—	13,934	—

Total advances, net	$7,574,583	5.24	$8,657,238	4.95

Including the effect of interest rate swaps		5.34%		5.02%

On May 20, 2002, the Bank issued $400.0 million of 6.375% subordinated notes due May 15, 2012. Interest on the subordinated notes is payable semiannually. The subordinated notes are unsecured and subordinated to the claims of our depositors and rank on a parity in the event of liquidation or similar proceeding with respect to the Bank with all other present and future unsecured subordinated debt obligations of the Bank, except any unsecured subordinated debt which may be expressly stated to be subordinated notes or is otherwise subordinated as a matter of law. The net proceeds from the subordinated notes were used by the Bank for general corporate purposes.

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term variable instruments. Under certain of these agreements, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133 as of September 30, 2002. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

We utilize fixed payment interest rate swaps to convert certain floating-rate FHLB advances into fixed-rate instruments. Under these agreements, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement, and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133 as of September 30, 2002. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

We utilized a fixed receipt interest rate swap to convert our $400.0 million of subordinated notes into a variable instrument. Under this agreement Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a floating rate indexed to LIBOR. Such interest rate swap is designated and qualifies as a fair value hedge under SFAS No. 133 as of September 30, 2002. We have assumed no ineffectiveness in the hedging relationship. Any gain or loss on the interest rate swap was offset by a gain or loss on the subordinated notes during the period of change in fair values.

Additionally, on May 20, 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps in which there was no hedging designation assigned. The net unrealized loss of $30.2 million attributed to these interest rate swaps was recognized in the Company’s consolidated statements of operations under the caption “net gains.” The corresponding interest rate swap liabilities were recognized in the Company’s consolidated statement of position at September 30, 2002 under the caption “accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

	9/30/02					12/31/01

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

				(Dollars in thousands)
Fixed Payment and Fixed Receipt(1)
2007	$830,000	4.38%		2.83%		$—	—%		—%

Fixed Payment and Variable Receipt
2002	$—	—%		—%		$25,000	3.73%		6.44%
2003	409,605	1.82		3.55		409,605	1.94		3.55
2004	375,000	1.75		3.66		—	—		—
2006	200,000	1.75		4.69		—	—		—

Total	$984,605	1.78	%(2)	3.82%		$434,605	2.04	%(2)	3.71%

Variable Payment and Fixed Receipt
2003	$50,000	3.31%		1.81%		$255,000	4.08%		2.14%
2004	260,000	3.31		1.82		—	—		—
2006	115,000	5.06		1.81		930,000	5.80		2.12
2007	565,000	5.54		1.81		10,000	7.25		2.36
2010	—	—		—		10,000	7.40		2.06
2011	10,000	6.25		1.76		45,000	6.33		1.94
2012	400,000	5.76		1.75		—	—		—

Total	$1,400,000	5.08%		1.80	%(2)	$1,250,000	5.49%		2.12	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based upon LIBOR.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 13)

	September 30,

	2002	2001

	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$90,667	$26,443
Cash flow hedges	(7,828)	(817)
Unhedged interest rate swaps	(30,227)	—

Total fair value	$52,612	$25,626

     The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 14)

	Three Months Ended		Nine Months Ended

	9/30/02	9/30/01	9/30/02	9/30/01

		(Dollars in thousands)
Interest expense (income):
Deposits	$(11,003)	$(5,633)	$(34,386)	$(13,641)
FHLB advances	1,808	42	5,294	42
Subordinated notes	(3,898)	—	(5,635)	—
Unhedged interest rate swaps	3,089	—	4,441	—

Total net benefit	$(10,004)	$(5,591)	$(30,286)	$(13,599)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of September 30, 2002, there were outstanding commitments to originate $2.3 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were also outstanding unfunded consumer lines of credit of $4.2 billion and corporate banking lines of credit of $344.3 million as of September 30, 2002. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $87.4 million as of September 30, 2002.

Capital and Dividends

On September 12, 2001, the Company entered into an agreement with a third party that provided the Company with an option to purchase up to $100 million of Charter One common stock through the use of forward transactions. These transactions could have been settled at Charter One’s election on a physical, net cash or net share basis. On January 8, 2002, the Company settled open forward transactions for 3.5 million shares of its common stock through physical share settlement whereby the Company paid cash of $97.0 million, or $27.69 per share, to a third party in exchange for the 3.5 million shares. Common shares outstanding and shareholders’ equity were reduced accordingly on the January 8, 2002 settlement date. Shares and per share data discussed above have not been restated to reflect the 5% stock dividend issued September 30, 2002.

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock under a new program of open market purchases or privately negotiated transactions. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. The Company repurchased 5.2 million shares under the new authorization during the third quarter of 2002 at an average cost of $31.24 per share. This brought the total number of shares repurchased during the nine months ended September 30, 2002 to 11.4 million shares at an average cost of $29.94 per share. Shares and per share data discussed above have not been restated to reflect the 5% stock dividend issued September 30, 2002.

Charter One, a financial holding company, is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Charter One and the Bank to individually maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. The actual regulatory capital ratios calculated for Charter One and the Bank, along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized are as follows:

Regulatory Capital (Figure 15)

	9/30/02

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,154,169	11.76%	2,145,877	>8.00%	2,682,346	>10.00%
Tier 1 capital to risk-weighted assets	2,463,412	9.18	1,072,938	>4.00	1,609,407	>6.00
Tier 1 capital to average assets	2,463,412	6.31	1,560,806	>4.00	N/A	N/A
Charter One Bank(1)(2):
Total capital to risk-weighted assets	3,195,360	11.94	2,140,785	>8.00	2,675,982	>10.00
Tier 1 capital to risk-weighted assets	2,170,428	8.11	1,070,393	>4.00	1,605,589	>6.00
Tier 1 capital to average assets	2,170,428	5.59	1,553,946	>4.00	1,942,433	>5.00

	12/31/01

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

			(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$2,773,390	10.23%	$2,168,434	>8.00%	$2,710,542	>10.00%
Tier 1 capital to risk-weighted assets	2,517,875	9.29	1,084,217	>4.00	1,626,325	>6.00
Tier 1 capital to average assets	2,517,875	6.81	1,479,451	>4.00	N/A	N/A
Charter One Commercial(1):
Total capital to risk-weighted assets	39,729	46.21	6,877	>8.00	8,597	>10.00
Tier 1 capital to risk-weighted assets	39,729	46.21	3,439	>4.00	5,158	>6.00
Tier 1 capital to average assets	39,729	13.72	11,579	>4.00	14,474	>5.00
Charter One Bank(2):
Total capital to risk-weighted assets	2,659,977	10.01	2,125,856	>8.00	2,657,320	>10.00
Tier 1 capital to risk-weighted assets	1,910,830	7.19	N/A	N/A	1,594,392	>6.00
Core capital to adjusted tangible assets	1,932,552	5.12	1,509,358	>4.00	1,886,698	>5.00
Tangible capital to tangible assets	1,932,552	5.12	566,009	>1.50	N/A	N/A

(1)	On May 16, 2002, Charter One Commercial merged into Charter One Bank. At December 31, 2001, Charter One Commercial was subject to various regulatory capital requirements administered by the FDIC.

(2)	On May 7, 2002, Charter One Bank converted from a thrift to a national bank. At December 31, 2001, Charter One Bank was subject to various regulatory capital requirements administered by the Office of Thrift Supervision.

Management believes that, as of September 30, 2002, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	9/30/02	6/30/02	3/31/02	12/31/01	9/30/01

Market price of common stock (NYSE: CF)(1):
High	$33.42	$34.77	$30.95	$28.06	$29.91
Low	25.81	29.30	25.19	23.43	22.29
Close	29.72	32.74	29.73	25.86	26.88
Dividends declared and paid(1)	.21	.21	.19	.19	.18

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

Legal Proceedings

On September 4, 2002, Charter One announced that it has filed a stipulation of dismissal regarding three of five claims asserted in two previously disclosed court cases related to its supervisory goodwill litigation, which have been outstanding since 1995. As outlined in previous Securities and Exchange Commission filings on Form 10-K, Charter One and various predecessors had asserted five separate claims against the United States of America for breach of certain agreements involving supervisory goodwill and capital credits. Based on the outcome of similar cases and related damages, Charter One has determined that the cost of further litigation of the three dismissed claims would likely exceed the potential benefits. The economics of the two remaining cases are still being evaluated, but in any event they would not likely have a material effect on the business, operations or prospects of the Company.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2001 Form 10-K. The assumptions used in our model have been updated as of September 30, 2002. The table below indicates the estimated impact on net income under the various interest rate scenarios as a percentage of base case earnings projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Income
(basis points)	12 Months	24 Months

+200 over one year	1.16%	2.19%
+100 over one year	2.49	4.27
- 100 over one year	1.21	(.86)

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Registrant’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend — On October 23, 2002, the Company declared a regular quarterly cash dividend of $.22 per share. The cash dividend is payable November 20, 2002 to shareholders of record on November 6, 2002.

Restatement of Prior Period Financial Information — Quarterly information for the periods from January 1, 2002 through June 30, 2002, as restated for the Company’s adoption of SFAS No. 147, “Acquisition of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” is being provided on a supplemental basis. See Note 3 to the Consolidated Financial Statements for further discussion.

CHARTER ONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
RESTATED FOR ADOPTION OF SFAS NO. 147,
“ACQUISITION OF CERTAIN FINANCIAL
INSTITUTIONS, AN AMENDMENT OF
FASB STATEMENTS NO. 72 AND 144 AND FASB
INTERPRETATION NO. 9”
(unaudited)

	6/30/02	3/31/02

	(Dollars in thousands,
	except per share data)

ASSETS
Cash and deposits with banks	$592,571	$539,846
Federal funds sold and other	800,509	815,509

Total cash and cash equivalents	1,393,080	1,355,355
Investments securities:
Available for sale	169,203	133,509
Held to maturity	4,381	5,043
Mortgage-backed securities:
Available for sale	9,634,674	8,067,946
Held to maturity	728,003	830,032
Loans and leases, net	24,382,986	24,355,261
Loans held for sale	161,438	160,805
Bank owned life insurance	814,429	809,356
Federal Home Loan Bank stock	668,905	618,969
Premises and equipment	362,909	357,915
Accrued interest receivable	165,262	155,479
Real estate and other collateral owned	44,511	57,417
Loan servicing assets	175,650	164,789
Goodwill	385,808	351,040
Other assets	299,303	285,366

Total assets	$39,390,542	$37,708,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Checking accounts	$7,737,558	$7,934,769
Money market and savings accounts	8,893,253	7,644,542
Certificates of deposit	9,926,504	10,057,421

Total deposits	26,557,315	25,636,732
Federal Home Loan Bank advances	7,841,524	7,830,065
Federal funds purchased and repurchase agreements	53,089	57,228
Other borrowings	720,133	325,505
Advance payments by borrowers for taxes and insurance	51,822	44,693
Accrued interest payable	38,029	59,813
Accrued expenses and other liabilities	1,089,899	894,327

Total liabilities	36,351,811	34,848,363

Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 224,853,682 and 224,854,600 shares issued	2,249	2,249
Additional paid-in capital	2,104,361	2,097,473
Retained earnings	976,380	893,200
Less 4,662,584 and 4,836,968 shares of common stock held in treasury at cost	(135,378)	(136,429)
Borrowings of employee investment and stock ownership plan	—	—
Accumulated other comprehensive income	91,119	3,426

Total shareholders’ equity	3,038,731	2,859,919

Total liabilities and shareholders’ equity	$39,390,542	$37,708,282

CHARTER ONE FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
RESTATED FOR ADOPTION OF SFAS NO. 147, “ACQUISITION OF CERTAIN
FINANCIAL INSTITUTIONS, AN AMENDMENT OF FASB
STATEMENTS NO. 72 AND 144 AND FASB
INTERPRETATION NO. 9”
(unaudited)

	Three Months Ended

	6/30/02	3/31/02

	(Dollars in thousands,
	except per share data)

Interest income:
Loans and leases	$415,057	$427,838
Mortgage-backed securities:
Available for sale	141,773	111,128
Held to maturity	12,261	14,800
Investment securities:
Available for sale	2,625	2,962
Held to maturity	60	71
Other interest-earning assets	9,478	7,912

Total interest income	581,254	564,711

Interest expense:
Deposits	169,576	170,401
FHLB advances	103,927	103,716
Other borrowings	9,884	7,497

Total interest expense	283,387	281,614

Net interest income	297,867	283,097
Provision for loan and lease losses	55,277	28,717

Net interest income after provision for loan and lease losses	242,590	254,380

Other income:
Retail banking	83,543	73,756
Mortgage banking	9,168	11,290
Leasing operations	317	270
Net gains	37,840	21,727
Bank owned life insurance and other	8,924	9,508

Total other income	139,792	116,551

Administrative expenses:
Compensation and employee benefits	80,645	77,252
Net occupancy and equipment	27,634	28,563
Marketing expenses	10,012	8,829
Federal deposit insurance premiums	1,106	1,211
Amortization of goodwill	—	—
Other administrative expenses	49,219	46,307

Total administrative expenses	168,616	162,162

Income before income taxes	213,766	208,769
Income taxes	67,871	66,284

Net income	$145,895	$142,485

Basic earnings per share(1)	$.63	$.61

Diluted earnings per share(1)	$.61	$.60

Average common shares outstanding(1):
Basic	231,197,406	231,684,629

Diluted	239,123,292	238,221,934

Cash dividends declared per share(1)	$.21	$.19

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See attached Index to Exhibits.

(b) Reports on Form 8-K: On August 14, 2002, the Company filed a report on Form 8-K containing its sworn statements of the Principal Executive Officer and Principal Financial Officer for the period ended June 30, 2002 as filed on August 14, 2002 with the Securities and Exchange Commission pursuant to Section 21(a) (1) of the Securities Exchange Act of 1934.

On September 4, 2002, the Company filed a report on Form 8-K announcing that it has filed a stipulation of dismissal regarding three of five claims asserted in two previously disclosed court cases related to its supervisory goodwill litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: November 14, 2002	/s/ Charles John Koch

Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2002	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Charles John Koch, Principal Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Charter One Financial, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Charles John Koch
Charles John Koch Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard W. Neu, Principal Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Charter One Financial, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Richard W. Neu
Richard W. Neu Executive Vice President and Chief Financial Officer

CERTIFICATIONS

Each of the undersigned hereby certifies in his capacity as an officer of Charter One Financial, Inc. (the “Registrant”) that the Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: November 14, 2002	/s/ Charles John Koch

Charles John Koch Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2002	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.7	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.8	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.12	1986 Stock Option Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.14	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.15	Haverfield 1995 Stock Option Plan, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.16	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.18	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.19	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.20	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.21	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings