Form 10-K
period 2002-12-31
CHARTER ONE FINANCIAL INC
filed 2003-03-14
CIK 819692

annual REPORT  |  02

WHAT DOES IT TAKE ?

[CHARTER ONE FINANCIAL, INC.® LOGO]

FINANCIAL HIGHLIGHTS
letter to SHAREHOLDERS
earnings GROWTH
EFFICIENCY
INNOVATIVE execution
retail consumer LENDER
community SERVICE
selected FINANCIAL DATA
financial REVIEW
consolidated STATEMENTS OF FINANCIAL CONDITION
consolidated STATEMENTS OF INCOME
consolidated STATEMENTS OF SHAREHOLDERS’ EQUITY
consolidated STATEMENTS OF CASH FLOWS
notes to CONSOLIDATED FINANCIAL STATEMENTS
independent AUDITORS’ REPORT
form 10-K
Form 10-K Cross Reference Index
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 14. CONTROLS AND PROCEDURES
SIGNATURES
certifications OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY
INDEX TO EXHIBITS
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 11
Exhibit 21
Exhibit 23
Exhibit 99.1

2	|	FINANCIAL HIGHLIGHTS
4	|	LETTER TO SHAREHOLDERS
5	|	EARNINGS GROWTH
7	|	EFFICIENCY
9	|	INNOVATIVE EXECUTION
11	|	RETAIL CONSUMER LENDER
13	|	COMMUNITY SERVICE
16	|	FORM 10-K AND CONSOLIDATED FINANCIAL STATEMENTS

TO MAKE A GREAT BANK.

It takes a lot of things to be a truly superior bank. In this year’s annual report, we have highlighted five elements that will help us hit that target: high earnings growth; innovative execution in retail banking; leadership in retail consumer lending; and, finally, commitment to the communities we serve. As you read, we hope you will better understand what makes Charter One different, and why we have what it takes to deliver superior results to all of our stakeholders – not only this year but in the years to come.

core VALUES

OUR CORE VALUES ARE:

WINNING ATTITUDE. By working together, we celebrate successes, welcome new challenges, realize – and exceed – the goals we set out to achieve.

EFFICIENCY. Our strong work ethic, results-oriented culture, great product mix and ability to grow revenue while streamlining expenses provide us with a competitive advantage.

INNOVATIVE EXECUTION. We anticipate, understand and respond to customer needs – thanks to innovative products and services, and an aggressive, competitive sales culture.

INTEGRITY. We pride ourselves on our honesty, respect for others and a refusal to be anything less than totally responsible for our actions.

INCLUSIVE RELATIONSHIPS. The Charter One team values, supports and encourages the contributions of all employees.

COMMUNITY COMMITMENT. We strive to be involved in our communities by providing affordable financial products and services and by infusing our internal “Charter One community” with a strong sense of purpose and maintenance of inclusive relationships.

2     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

about CHARTER ONE

Headquartered in Cleveland, Ohio, Charter One is one of the best retail banks in the country, focusing on the financial needs of the average consumer and local small- to medium-sized businesses. Ranking among the 25 largest banks in the U.S., it operates through 461 retail banking centers located in Ohio, Illinois, Michigan, New York, Vermont and Massachusetts. The Company’s diverse product set includes: consumer banking, indirect auto finance, commercial leasing, business lending, commercial real estate lending, mortgage banking, and retail investment products.

FINANCIAL HIGHLIGHTS

(dollars in thousands, except per share data)	2002	2001	2000

Net interest income	$1,169,830	$990,416	$903,035
Other income	547,546	473,624	392,871
Administrative expenses	678,972	629,662	603,955
Net income	577,668	500,714	433,962
Diluted earnings per share(1)	2.45	2.10	1.81

Return on average assets	1.47%	1.41%	1.36%
Return on average equity	19.38%	18.17%	18.00%
Return on average tangible equity	22.31%	20.25%	19.99%
Efficiency ratio	39.54%	41.91%	45.68%

Total assets	$41,896,072	$38,174,516	$32,971,427
Loans and leases, net	26,204,738	25,728,700	24,008,174
Total deposits	27,527,843	25,123,309	19,605,671
Shareholders’ equity	3,083,825	2,928,500	2,456,204

Shareholders’ equity to assets	7.36%	7.67%	7.45%

(1) Restated for stock dividends

4     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

letter to SHAREHOLDERS

Dear friends of Charter One: Wrapping up a year always leads to comparisons – comparisons to budget, comparisons to last year, comparisons to peers, and comparisons to what we see coming for next year and beyond.

Any way you look at 2002, it was a terrific year. Against a backdrop of challenges presented by declining interest rates and a softening economy, we continued our momentum in building a great retail banking franchise. We hit nearly every goal we set for ourselves in 2002, and our performance stands tall next to any peer. Perhaps more important, we’re very well positioned for 2003 and beyond.

2002 will be remembered as the year Charter One converted to a national bank charter, officially leaving our thrift heritage behind. We have clarified our niche, and are being described as “a high-performing retail bank that couples superior sales execution with an obsessive focus on efficiency.” Emerging early in the year as a newly minted national bank led to a great deal of positive recognition for much of what we’ve been working on for several years. During 2002, the American Banker honored us by selecting us as its Innovator of the Year, and we were featured in the Platinum 400 List of America’s Best Big Companies published by Forbes magazine.

The year 2002 was marked by a 17% increase in earnings per share, driven by a 17% increase in top-line revenue. If we adjust for the accounting change which eliminated goodwill expense in 2002, earnings per share would have been up 13%. Once again we followed the time-proven adage of growing revenue faster than expenses. Our basic business plan has remained dedicated to that goal for nearly a decade. Charter One’s cost culture has long been recognized as among the best in banking. But the focus of our plan has truly been top-line revenue. The emphasis on core deposit growth and household acquisition helps drive retail banking revenue and support net interest income, while increasing the value of our franchise. On the lending side, we drive revenue by dealing directly with customers and providing the products they need. We continue to work diligently to remix the loan portfolio, moving away from single-family loans yet retaining a concentration in consumer-oriented products. Over time, we believe our cost efficiency and retail focused strategy will deliver the best value to all of our stakeholders – stockholders, employees, customers and communities.

earnings GROWTH

WHAT DOES IT TAKE ?

TO GENERATE A SUPERIOR
RATE OF TOTAL RETURN?

87%

total return on common stock over the past three years

a.	Over the past three years, Charter One’s common stock has generated a total return of 87%, while the Lehman Brothers Bank Universe Index returned 24% and the S&P 500 lost 40%. We believe a long track record of consistent, high-quality earnings growth is the most important driver of stock appreciation over time. Delivering that earnings record and resulting stock appreciation requires certain necessary components be in place. At Charter One, we begin with an obsessive sales focus to ensure strong revenue growth. Last year, top-line revenues increased 17%, more than double our expense growth. Our operations are among the most efficient in the industry, enabling us to outperform others and generate record earnings without taking on unnecessary risks. Because of this potent combination of high growth, low risk and low costs, we can meet our earnings targets with minimal asset growth. This, in turn, provides us with tremendous capital flexibility to continue this enviable and profitable cycle.

6     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

One of the biggest highlights of the year was the tremendous value coming out of our retail residential lending operations. While we have a long-standing objective of reducing the single-family component within our balance sheet, we continue to emphasize originating residential loans.

Providing home mortgages is one of the best ways to open access to new customers. The point of sale contact with those customers provides us the very best opportunities to cross-sell both home equity lines of credit and high-balance core deposits, both of which help feed top-line revenue. Our retail residential lending originations totaled over $10 billion in 2002, substantially all of which was originated directly to retail customers.

Because of our strong sales culture, we typically do well in a declining rate environment as refinance activity jumps up. Not only do we do a great job of capturing our own refinances, we tend to win a disproportionate share of refinances from our competition. In essence, we enjoy our status as an excess asset generator – originating more product than we need to meet our balance sheet targets. During 2002, the value of our operation was most visible in the unusually high gains from the sale of mortgage-backed securities, which included primarily bank-originated product. Although this revenue stream is transitory in nature, and a direct by-product of this low-interest rate environment, it enabled Charter One to absorb additional costs related to loan loss and mortgage servicing rights valuation allowances. Most important, the gains allowed us to keep our deposit strategy intact by reinvesting in the retail franchise through product design and pricing support.

Industry wide, loan portfolio growth was hard to come by in 2002. Certainly the lower rates resulted in a flood of activity as homeowners refinanced their homes; but other areas of originations slowed considerably. Businesses reduced capital expenditures, and consumers used home refinances to reduce other debt, which translated into very little overall portfolio growth.

EFFICIENCY

WHAT DOES IT TAKE ?

TO BE ONE OF THE INDUSTRY’S
MOST EFFICIENT RETAIL BANKS?

40%

this efficiency ratio provides tremendous pricing power

a.	The successful execution of our business plan is based on our position as one of the industry’s low-cost providers. We enjoy as much as a 15 point advantage over our peers, enabling us to generate higher earnings with lower levels of financial and credit risk. But cost control is only part of the story. Our highly efficient operation is also the platform of our consumer banking strategy; it provides us with a tremendous pricing advantage that we use every day to aggressively compete for loans and deposits, grow revenues, capture new households and build market share. The final component that helps explain why revenues grow faster than expenses at Charter One is our employees. Last year, net income per Charter One employee was $83,000 compared to $50,000 for our peers. Put simply, Charter One employees deliver.

8     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

But at Charter One, the non-single family portfolio increased by 13% in 2002 thanks to growth in all our consumer-related product lines, especially home equity and auto loans. Balances outstanding in home equity lines increased by nearly 40%, quite an accomplishment during a wave of home refinances.

Our success has been driven by using the point-of-sale on the first mortgage to capture the line of credit, followed up by very targeted offerings that encourage utilization. The auto portfolio turned out to be an outperformer as well, posting growth of nearly 30%. We believe our approach to strict credit control and extremely low operating costs provides a nice short-term asset that beats the optionality of residential mortgages. We ended 2002 with approximately 33% of our loan portfolio in single-family mortgages. Looking out a few years, we think that can be reduced to 15%.

Of course, portfolio growth at any cost can end up costing a great deal if the credit profile erodes. Given all the turmoil in the economy during 2002, we were extremely happy with the performance of our lending operations. Overall charge-offs came in at .48% of average loans for the year, including $27 million in accelerated charge-offs related to a change in policy associated with our charter conversion. Absent that change in policy, our charge-off ratio would have been a very respectable and industry-low .37%. Building up the loan and lease loss reserve has been a priority for the past few years given the state of the economy and the remixing of our balance sheet. At the end of 2002, it represented 1.24% of our total loan portfolio, up from .98% at the end of 2001.

Deposit growth continued to be one of the clearest measurements of our retail success. Over the past two years, we’ve added $8 billion in deposits, including a phenomenal $5.5 billion in deposit growth from same store sales. That same-store sales growth equates to a 28% increase in deposits away from acquisitions and building new branches. Clearly, this is one of the best track records in the country. During 2002, we focused most heavily on adding core deposits, or deposits in checking, money market and savings accounts. The goal is to reach new households and attract that household’s primary account. Our core deposits increased more than $3 billion, up more than 20%! In addition to building franchise value, this deposit growth fueled a 14% increase in deposit-related revenue.

INNOVATIVE execution

WHAT DOES IT TAKE ?

TO BE A HIGHLY
EFFECTIVE RETAIL BANK?

23%

increase in checking account deposits

a.	Banking is our profession, but sales is our business. We reinforce this commitment through our rewards and compensation systems, accountability on both an individual and office-wide basis, employee training and sharing of best practices. This focus last year helped drive a 23% increase in checking account deposits (which is the largest component of core deposits), over a year earlier. We also effectively use all of our sales channels: our online bank has enrolled 400,000 users in two years, 30% of whom hold checking accounts. Our grocery store branches are the best performing in the industry, while ongoing deposit and lending sales efforts continue to deliver tremendous results at all of our 461 banking centers. Finally, we have an industry-leading cross-sell track record. Last year, 60% of all new mortgages came attached with home equity lines, and 38% of all new mortgages came attached with high-balance core accounts.

10     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

Our focus will remain essentially the same in 2003, working on core deposit growth but emphasizing the checking account products even more than in the past. Today, our deposit mix includes 65% in core deposits, including 35% of the total in checking account products.

Over the next few years, we’d like to see that move to 70% core and 40% checking. What’s more, the initiatives are in place to accomplish that.

The underpinning of our overall business model, as well as any initiative we launch, is the compelling advantage of our operating efficiency. We have consistently operated with one of the lowest efficiency ratios in the industry. That gives us a vitally important advantage when competing for customers, and we use that advantage to win households. We offer attractive pricing on deposit and home equity products, along with an unparalleled bundle of free services to acquire and retain households. Additionally, that advantage enables us to originate loans in the safer end of the credit spectrum, giving up a little yield to take on less credit risk. In essence, our operating efficiency allows us to live with a lower net interest margin than our peers.

Given our focus on top-line revenue growth, you should know how we intend to continue that growth over the next several years. We are describing the future growth path as, “Buy, Grow and Build.”

Buy – As many of you know, we cut our teeth on acquiring institutions and instilling our sales culture to generate above average growth. Our last significant acquisition was in 1999, when our St. Paul Bancorp merger brought us to Chicago. Since then, we have completed or announced four small acquisitions within existing markets. We think these in-fill opportunities not only contribute nicely to our revenue growth, they further strengthen our retail franchise. We will continue to pursue similar transactions as they become available.

retail consumer LENDER

WHAT DOES IT TAKE ?

TO BE A TOP RETAIL
CONSUMER LENDER?

11th

being the 11th largest retail residential originator creates terrific cross-selling opportunities

a.	For some mortgage originators, residential lending is an end in itself. At Charter One, residential lending is a core competency because mortgages provide us with tremendous selling opportunities. That is, we use mortgages to cross-sell our retail products. Being the nation’s 11th largest retail residential lender also has other advantages: we receive a sizable earnings stream from mortgage loans we service for others. Ironically, as critical as mortgage originations are to obtaining retail customers, we do not rely on residential mortgages to grow our balance sheet. Instead, we rely on shorter duration, non-single family loans such as home equity lines of credit, commercial loans and auto loans.

12     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

Grow – Since 2000, much of our growth has come from same store sales, grabbing market share every day with our aggressive sales approach. We have a number of initiatives planned for 2003 that should keep that momentum going, ranging from fine tuning our mail programs to new product launches.

Build – Now it’s time to take what we’ve learned and earned in terms of experience, expertise and infrastructure, and devote that energy to building new branches. We ended 2002 with 461 branches, 411 traditional centers and 50 in-store centers. Over the next 18 months, we expect to add approximately 125 branches, 28 traditional centers and 97 in-stores. While these new branches will be sprinkled throughout our franchise, they will be concentrated in Western New York and Ohio. The focus on the in-store channel is prompted by the tremendous success we’ve had thus far with that model. That success has provided us the opportunity to strike innovative partnerships with ideal retail chains. In our view, this constitutes a low-risk approach to De Novo branching that will quickly contribute to top-line revenue. We are very excited about this new phase in Charter One’s retail strategy, and think it will pay great dividends.

My final remarks in this year’s annual report letter deal with Charter One’s corporate governance and core values. Over the past several years, we have taken a hard look at many of the issues revolving around corporate governance. We believe that prudent corporate governance provides an important framework for a healthy environment. Our current guidelines reflect much of what we view as critical in that framework. We are fortunate to have a strongly independent group of highly qualified directors, who take an active interest in Charter One. And I thank them for their dedication over the past year.

community SERVICE

WHAT DOES IT TAKE ?

TO BE A PART OF THE
COMMUNITIES WE SERVE?

338

organizations supported company-wide

a.	To be an important part of the community, you must be an integral part. Our charitable giving programs – in which we support over 338 organizations company-wide – is substantial, wide-ranging and is comprised of both financial and time commitments to help improve the effectiveness of the organizations we support. Of particular importance is our commitment to reducing the barriers to realizing the American dream of home ownership for low- to moderate-income individuals. We offer a combination of financial support, planning assistance, technical expertise and community development investments, as well as a vast range of loan products and services. Additionally, we work with leading community development groups to effectively direct our investments and community efforts. Our corporate-wide inclusion initiatives last year yielded impressive results: we developed very strong business partnerships with various minority- and women-owned businesses, increasing both the number and dollars spent with these groups; and we have hired more employees who reflect the increasingly diverse communities we serve.

14     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

Similarly, Charter One has long embraced certain core values as a foundation of our business and moral standards. Given the recent spate of corporate calamities, we believed it was important that we codify those values and endorse them for our employees, customers and shareholders. We intend to leave no room for interpretation as to how we conduct ourselves, or our business. We have chosen to highlight these values on the inside cover of this annual report. I encourage you to read them, and I expect you to hold us accountable to them. Adhering to these standards should help ensure success for a long time to come.

I’d also like to publicly recognize and thank our 7,000 hard-working employees. Charter One’s employees continue to achieve industry-leading results by demonstrating industry-leading dedication, enthusiasm and innovation, which come together to make Charter One a truly superior retail bank.

Thank you so much for your continued interest in Charter One.

/s/ Bud Koch

Charles John “Bud” Koch Chairman, President and Chief Executive Officer February 21, 2003

left to right	[PHOTO OF COMPANY OFFICERS]

Richard W. Neu CHIEF FINANCIAL OFFICER

Mark D. Grossi CHIEF RETAIL OFFICER

John D. Koch CHIEF CREDIT OFFICER

Charles John “Bud” Koch CHIEF EXECUTIVE OFFICER

WHAT DOES IT TAKE ?     TO MAKE A GREAT BANK.

high earnings growth

innovative execution in retail banking

leadership in retail consumer lending

commitment to the communities we serve

16     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

form 10-K AND CONSOLIDATED FINANCIAL STATEMENTS

selected FINANCIAL DATA

The selected financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements contained elsewhere in this Annual Report. The selected financial data presented below is not necessarily indicative of future results due to, among other things, the effect of acquisitions. For a discussion of the impact of recent business combinations and branch acquisitions, see Notes 3 and 19 to the Notes to Consolidated Financial Statements. Per share data has been restated to reflect all stock dividends and stock splits as of December 31, 2002.

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Financial condition:
Cash, federal funds sold and other	$447,213	$516,520	$531,257	$693,532	$722,260
Investment securities	214,068	135,586	449,215	542,081	629,072
Mortgage-backed securities	12,077,389	9,014,416	5,593,371	6,100,380	5,570,286
Loans and leases, net	26,204,738	25,728,700	24,008,174	22,312,850	22,219,411
Other assets	2,952,664	2,779,294	2,389,410	2,170,220	1,339,178

Total assets	$41,896,072	$38,174,516	$32,971,427	$31,819,063	$30,480,207

Deposits	$27,527,843	$25,123,309	$19,605,671	$19,073,975	$19,023,700
FHLB advances	9,037,925	8,657,238	9,636,277	9,226,150	7,512,203
Other borrowings	992,765	507,669	547,134	515,574	1,009,954
Other liabilities	1,253,714	957,800	726,141	605,664	549,314
Shareholders’ equity	3,083,825	2,928,500	2,456,204	2,397,700	2,385,036

Total liabilities and shareholders’ equity	$41,896,072	$38,174,516	$32,971,427	$31,819,063	$30,480,207

Results of operations:
Interest income	$2,286,461	$2,378,246	$2,247,088	$2,128,455	$2,130,332
Interest expense	1,116,631	1,387,830	1,344,053	1,194,351	1,244,108

Net interest income	1,169,830	990,416	903,035	934,104	886,224
Provision for loan and lease losses	192,003	100,766	54,205	35,237	31,325

Net interest income after provision for loan and lease losses	977,827	889,650	848,830	898,867	854,899
Other income	547,546	473,624	392,871	228,206	177,736
Administrative expenses	678,972	629,662	603,955	633,327	665,340

Income before income taxes	846,401	733,612	637,746	493,746	367,295
Income taxes	268,733	232,898	203,784	159,770	123,229

Net income	$577,668	$500,714	$433,962	$333,976	$244,066

Basic earnings per share	$2.52	$2.15	$1.84	$1.35	$.99
Diluted earnings per share	$2.45	$2.10	$1.81	$1.32	$.96

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       17

	At and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Performance returns:
Return on average assets	1.47%	1.41%	1.36%	1.08%	.82%
Return on average equity	19.38	18.17	18.00	13.50	10.26
Efficiency ratio	39.54	41.91	45.68	50.69	57.79

Other data:
Loan servicing portfolio	$16,893,609	$13,846,807	$10,379,644	$10,798,563	$9,916,922
Book value per share	13.72	12.43	10.70	9.90	9.62
Tangible book value per share	11.86	10.92	9.94	9.11	8.97
Dividend payout ratio	33.88%	33.81%	33.15%	38.64%	45.83%
Net yield on average interest-earning assets	3.19	3.00	3.02	3.19	3.11
Average shareholders’ equity to average assets	7.59	7.76	7.58	7.99	7.96
Total shareholders’ equity to total assets	7.36	7.67	7.45	7.54	7.82
Total tangible shareholders’ equity to total assets	6.36	6.74	6.92	6.93	7.29
Number of offices:
Full service branches	461	456	419	417	405
Loan production offices	26	29	32	36	41
Number of employees (FTEs)	6,997	6,850	6,573	7,055	7,104

18     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

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

HOLDING COMPANY BUSINESS

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. At the end of 2002, the Bank and its subsidiaries were doing business through 461 full-service branches, 26 loan production offices and 913 ATMs.

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

RECENT ACQUISITIONS

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

     On January 16, 2003, the Boards of Directors of the Company and Advance Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Advance Bancorp for $72 million in Charter One common stock. Advance Bank, the principal subsidiary of Advance Bancorp, is a state-chartered commercial bank headquartered in Lansing, Illinois with approximately $632 million in assets, $491 million in deposits, and 14 branch offices located in Cook County, Illinois. The merger, which will be accounted for as a purchase, is expected to close in the second or third quarter of 2003. The transaction is subject to required bank regulatory approvals and approval by Advance Bancorp shareholders.

RESULTS OF OPERATIONS

For the year ended December 31, 2002, Charter One reported net income of $577.7 million, compared to $500.7 million and $434.0 million for the years ended December 31, 2001 and 2000, respectively. On a diluted per share basis, net income was $2.45, $2.10 and $1.81 in 2002, 2001 and 2000, respectively.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       19

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

	Year Ended December 31,

	2002			2001

			Avg.			Avg.
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Loans and leases	$25,647,597	$1,671,843	6.52%	$25,463,666	$1,872,270	7.35%
Mortgage-backed securities:
Available for sale	9,194,477	519,821	5.65	5,574,832	366,475	6.57
Held to maturity	725,164	47,747	6.58	1,243,975	86,952	6.99
Investment securities:
Trading	—	—	—	—	—	—
Available for sale	172,674	11,495	6.66	138,811	11,180	8.05
Held to maturity	4,824	252	5.23	7,853	409	5.21
Other interest-earning assets	894,898	35,303	3.89	628,560	40,960	6.43

Total interest-earning assets	36,639,634	2,286,461	6.24	33,057,697	2,378,246	7.19

Allowance for loan and lease losses	(268,654)			(211,859)
Noninterest-earning assets	2,877,215			2,651,957

Total assets	$39,248,195			$35,497,795

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,278,844	133,393	2.12%	$3,867,767	118,800	3.07%
Money market and savings accounts	8,084,926	173,931	2.15	6,433,557	207,586	3.23
Certificates of deposit	10,054,727	347,492	3.46	10,230,112	528,897	5.17
Total deposits	24,418,497	654,816	2.68	20,531,436	855,283	4.17

FHLB advances	8,233,376	416,864	5.06	9,361,225	498,444	5.32
Other borrowings	732,466	44,951	6.12	515,345	34,103	6.58

Total borrowings	8,965,842	461,815	5.15	9,876,570	532,547	5.39

Total interest-bearing liabilities	33,384,339	1,116,631	3.34	30,408,006	1,387,830	4.56

Noninterest-bearing liabilities:
Demand deposit accounts	1,816,036			1,477,294
Other noninterest-bearing liabilities	1,066,934			856,906

Total noninterest-bearing liabilities	2,882,970			2,334,200

Total liabilities	36,267,309			32,742,206

Shareholders’ equity	2,980,886			2,755,589

Total liabilities and shareholders’ equity	$39,248,195			$35,497,795

Net interest income		$1,169,830			$990,416

Interest rate spread			2.90%			2.63%

Net yield on average interest-earning assets			3.19%			3.00%

Average interest-earning assets to average interest-bearing liabilities			109.75%			108.71%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31,

	2000

			Avg.
	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost

Interest-earning assets:
Loans and leases	$23,830,266	$1,810,608	7.60%
Mortgage-backed securities:
Available for sale	3,342,744	241,369	7.22
Held to maturity	1,690,002	120,812	7.15
Investment securities:
Trading	183	38	20.67
Available for sale	458,299	33,412	7.29
Held to maturity	29,008	1,594	5.49
Other interest-earning assets	543,450	39,255	7.10

Total interest-earning assets	29,893,952	2,247,088	7.51

Allowance for loan and lease losses	(185,623)
Noninterest-earning assets	2,097,990

Total assets	$31,806,319

Interest-bearing liabilities:
Deposits:
Checking accounts	$2,394,554	57,229	2.39%
Money market and savings accounts	5,401,048	168,379	3.12
Certificates of deposit	9,821,168	540,501	5.50
Total deposits	17,616,770	766,109	4.35

FHLB advances	9,309,296	532,583	5.71
Other borrowings	613,875	45,361	7.32

Total borrowings	9,923,171	577,944	5.81

Total interest-bearing liabilities	27,539,941	1,344,053	4.88

Noninterest-bearing liabilities:
Demand deposit accounts	1,238,086
Other noninterest-bearing liabilities	616,804

Total noninterest-bearing liabilities	1,854,890

Total liabilities	29,394,831

Shareholders’ equity	2,411,488

Total liabilities and shareholders’ equity	$31,806,319

Net interest income		$903,035

Interest rate spread			2.63%

Net yield on average interest-earning assets			3.02%

Average interest-earning assets to average interest-bearing liabilities			108.55%

20     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

The following rate/volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $101.2 million, $81.0 million, and $55.1 million in 2002, 2001 and 2000, respectively.

RATE/VOLUME ANALYSIS

	Year Ended December 31, 2002 v. 2001			Year Ended December 31, 2001 v. 2000

	Increase			Increase
	(Decrease) due to			(Decrease) due to

(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total

Interest income:
Loans and leases	$(214,351)	$13,924	$(200,427)	$(64,103)	$125,765	$61,662
Mortgage-backed securities:
Available for sale	(57,201)	210,547	153,346	(23,334)	148,440	125,106
Held to maturity	(4,788)	(34,417)	(39,205)	(2,628)	(31,232)	(33,860)
Investment securities:
Trading	—	—	—	(19)	(19)	(38)
Available for sale	(2,136)	2,451	315	3,181	(25,413)	(22,232)
Held to maturity	—	(157)	(157)	(79)	(1,106)	(1,185)
Other interest-earning assets	(19,467)	13,810	(5,657)	(4,066)	5,771	1,705

Total	(297,943)	206,158	(91,785)	(91,048)	222,206	131,158

Interest expense:
Checking accounts	(44,187)	58,780	14,593	28,672	32,899	61,571
Money market and savings accounts	(86,949)	53,294	(33,655)	(7,822)	47,029	39,207
Certificates of deposit	(172,486)	(8,919)	(181,405)	(33,554)	21,950	(11,604)
FHLB advances	(22,515)	(59,065)	(81,580)	(37,439)	3,300	(34,139)
Other borrowings	(7,933)	18,781	10,848	(7,085)	(4,173)	(11,258)

Total	(334,070)	62,871	(271,199)	(57,228)	101,005	43,777

Change in net interest income	$36,127	$143,287	$179,414	$(33,820)	$121,201	$87,381

     Our net interest income for the year ended December 31, 2002 was $1.2 billion, an increase of $179.4 million, or 18.1%, over the $990.4 million for 2001. The increase in net interest income was primarily attributed to the reduction in the cost of interest-bearing liabilities from 4.56% in 2001 to 3.34% in 2002. The reduction in the cost of average interest-bearing liabilities resulted primarily from the repricing of higher interest rate certificates of deposits during 2002, together with the downward repricing and increase in volume of certain core deposits.

     Our net interest income for the year ended December 31, 2001 was $990.4 million, an increase of $87.4 million, or 9.7%, over the $903.0 million for 2000. The yield on interest-earning assets declined to 7.19% in 2001 from 7.51% in 2000. However, interest-earning assets increased $3.2 billion in 2001 due to acquisitions and internal growth. The increase in interest-earning assets more than offset the downward pricing of assets in this lower interest rate environment. The increase in net interest income was also attributed to the reduction in the cost of interest-bearing liabilities from 4.88% in 2000 to 4.56% in 2001.

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses in 2002 was $192.0 million, an increase of $91.2 million from 2001. The increased provision during 2002 was necessary to cover higher charge-offs and maintain the allowance for loan and lease losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Additionally, the provision for loan and lease losses was increased to reflect the continued weakening in the national economy during 2002 and continuing change in our loan mix. Net charge-offs totaled $122.6 million in 2002, compared to $68.7 million in 2001. The $122.6 million of net charge-offs for 2002 includes $27.3 million in gross charge-offs recorded in the second quarter in conjunction with Charter One’s adoption of a new consumer loan charge-off policy. As part of the Bank’s conversion in May 2002 to a national bank, the Company conformed various policies and reporting practices associated with asset quality to more closely compare to those of its commercial bank peers. These changes neither increased nor decreased ultimate net loan and lease charge-offs. They only affected the timing of recognizing net

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       21

consumer asset charge-offs through the allowance for loan and lease losses and the disclosure of underperforming consumer assets. Consumer assets include single-family, retail consumer, automobile and consumer finance loan portfolios. These changes had no impact on Charter One’s non-consumer loan portfolios, which include commercial real estate and corporate loans and its lease portfolio.

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

     The ratio of net charge-offs as a percent of average loans and leases increased 21 basis points to .48% in 2002 from .27% in 2001. Excluding the impact of the change in charge-off policy discussed above, net charge-offs as a percent of average loans and leases were .37% in 2002, as compared to .27% in 2001. The increase in net charge-offs, excluding the impact of the change in charge-off policy, was primarily attributed to a continued weakening in the national economy during 2002 and the continuing change in our loan mix.

     The provision for loan and lease losses in 2001 was $100.8 million, an increase of $46.6 million from 2000. The increased provision during 2001 was necessary to cover higher charge-offs and maintain the allowance for loan and leases losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Net charge-offs totaled $68.7 million in 2001, compared to $51.0 million in 2000. The ratio of net charge-offs as a percent of average loans and leases increased six basis points to .27% in 2001 from .21% in 2000. The increase in net charge-offs was primarily attributed to a general weakening in the national economy. Additionally, the provision for loan and lease losses was increased to reflect the continuing change in our loan mix.

     See “Financial Condition-Loans and Leases” below and Note 6 to the Notes to Consolidated Financial Statements for further information regarding our allowance for loan and lease losses.

OTHER INCOME

Other income for 2002 was $547.5 million, compared to $473.6 million for 2001. This $73.9 million, or 15.6%, increase was primarily attributable to income from retail banking and net gains, partially offset by a decline in mortgage banking income. Retail banking income increased $38.8 million, or 13.3%, over 2001. The growth was attributed to successful integration of our recent mergers and branch acquisitions, together with ongoing franchise development initiatives. Additionally, we experienced increases in transaction-related revenues. Net gains were $205.0 million in 2002, compared to $114.3 million in 2001. The mortgage-backed securities sold during the year consisted primarily of bank-originated, residential mortgage and consumer products, as we generated significantly more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. Offsetting the gains on sales of mortgage-backed securities of $259.0 million was a $28.8 million loss on debt termination and a $25.9 million net unrealized loss on interest rate swaps that do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The $25.9 million net unrealized loss on interest rate swaps was the result of the decline in interest rates since the issuance of the interest rate swaps in May 2002.

     Mortgage banking income was a loss of $18.5 million in 2002, as compared to income of $24.9 million in 2001. With respect to the decline in mortgage banking income, we recorded an impairment charge of $4.5 million and increased the valuation allowance on loan servicing assets by $77.1 million in 2002 to an ending balance of $103.9 million, due to increased prepayment speeds resulting from higher levels of refinancing. Total mortgage banking income, excluding the $4.5 million impairment charge and $77.1 million increase to the valuation allowance, was $63.1 million in 2002. In 2001, mortgage banking income totaled $49.5 million, excluding a $24.6 million increase in the valuation allowance. Excluding the impairment charge and increases to the valuation allowance in 2002 and 2001, mortgage banking income increased 27.4% year over year. As a result of continued strong loan origination and securitization activity in 2002, the portfolio of loans serviced for others increased to $16.9 billion, up 22.0% from 2001. The related loan servicing asset was .76% of the portfolio at $128.6 million. With an average servicing spread of 35 basis points, that translates into a loan servicing asset valuation of 2.17 times the servicing spread.

22     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

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

ADMINISTRATIVE EXPENSES

Administrative expenses were $679.0 million for 2002, an increase of $49.3 million from 2001. The increase in administrative expenses was primarily attributable to costs associated with the operational integration of acquisitions completed in the last year and continued investments in our operations. Additionally, marketing expenses increased by $8.8 million as we implemented various programs geared to support sales efforts throughout the Bank. The increase in administrative expenses in 2002 was partially offset by the $16.2 million decline in amortization of goodwill over 2001, as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Despite the increase in administrative expenses, our efficiency ratio improved to 39.54% for 2002 from 41.91% in 2001, and our ratio of administrative expenses to average assets improved to 1.73% in 2002 from 1.77% in 2001.

     Administrative expenses were $629.7 million for 2001, an increase of $25.7 million from 2000. There were $29.5 million in merger-related expenses recorded in 2000 related to our acquisition of St. Paul Bancorp, Inc. The increase in administrative expenses year over year was primarily attributable to costs associated with the operational integration of acquisitions and $12.2 million in higher marketing costs as we implemented various programs geared to support sales efforts throughout the Bank. Additionally, during the fourth quarter of 2001, Charter One contributed $7.5 million to a newly formed charitable foundation. Despite the increase in administrative expenses, our efficiency ratio improved to 41.91% for 2001 from 45.68% in 2000, and our ratio of administrative expenses to average assets improved to 1.77% in 2001 from 1.90% in 2000.

INCOME TAX EXPENSE

The provision for income taxes was $268.7 million, $232.9 million and $203.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. The effective tax rates were 31.8%, 31.7%, and 32.0% for the years ended December 31, 2002, 2001, and 2000, respectively. For a further analysis of our income taxes, see Note 13 to the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

At December 31, 2002, total assets were $41.9 billion, an increase of $3.7 billion, or 9.7%, from $38.2 billion at December 31, 2001. Contributing to the increase in total assets was a $3.5 billion increase in our mortgage-backed securities available for sale portfolio, as well as growth in our loans and leases. See “Loans and Leases” below for further discussion regarding our loan and lease activity.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       23

LOANS AND LEASES

Total loans and leases at December 31, 2002 were $26.2 billion, compared to $25.7 billion at December 31, 2001. The increase of $.5 billion was primarily attributable to the Charter National merger in which we acquired $203.0 million of loans. Additionally, as illustrated in the table below, we originated $21.2 billion of loans and leases during 2002, compared to $17.8 billion of loan and lease originations in 2001. Offsetting the originations in 2002 were $6.7 billion of residential mortgage and consumer loan securitizations, as we generated significantly more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. These residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. We did not retain any credit enhancing residual interests, nor are we subject to any significant recourse obligations. At the time of such exchange, we did not recognize a gain or loss in our Consolidated Statements of Income. Rather, the government agency mortgage-backed securities were classified as available for sale on the Consolidated Statements of Financial Condition and carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Net gains are realized in the Consolidated Statements of Income at the time of sale of these government agency mortgage-backed securities.

LOAN AND LEASE ACTIVITY

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Originations:
Real estate mortgage:
Permanent:
One-to-four family	$10,554,142	$8,814,430	$4,916,631
Multifamily	157,166	42,453	34,454
Commercial	237,710	155,604	199,648

Total permanent loans	10,949,018	9,012,487	5,150,733

Construction:
One-to-four family	35,716	349,510	605,240
Multifamily	79,346	138,861	78,542
Commercial	164,577	195,896	104,045

Total construction loans	279,639	684,267	787,827

Total real estate mortgage loans originated	11,228,657	9,696,754	5,938,560

Retail consumer	4,091,298	3,536,687	2,063,352
Automobile	3,395,273	2,715,921	1,791,772
Consumer finance	285,920	259,458	405,193
Leases	521,096	502,073	794,947
Corporate banking	1,717,328	1,138,496	818,394

Total loans and leases originated	21,239,572	17,849,389	11,812,218

Acquired through business combinations and purchases	218,308	1,425,549	18,809

Sales and principal reductions:
Loans sold	2,394,524	1,635,903	472,622
Loans exchanged for mortgage-backed securities	6,667,082	6,708,253	3,991,087
Principal reductions	11,817,711	9,111,479	5,593,663

Total sales and principal reductions	20,879,317	17,455,635	10,057,372

Increase before net items	$578,563	$1,819,303	$1,773,655

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

     The following table sets forth certain information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days. See Note 1 to the Notes to Consolidated Financial Statements for further discussion regarding our nonperforming and underperforming assets.

24     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

NONPERFORMING AND UNDERPERFORMING ASSETS

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Nonperforming assets(1):
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family(2)	$27,904	$79,394	$71,269	$75,682	$79,768
Multifamily and commercial	5,369	13,552	8,132	3,369	7,002
Construction and land	9,885	10,276	8,806	1,095	1,178

Total real estate mortgage loans	43,158	103,222	88,207	80,146	87,948
Retail consumer(2)	13,937	16,592	11,120	16,607	14,888
Automobile(3)	—	—	130	482	454
Consumer finance(2)	40,227	68,485	48,673	23,031	7,752
Leases	6,211	904	—	—	—
Corporate banking	39,098	10,551	18,707	6,037	9,559

Total nonaccrual loans and leases	142,631	199,754	166,837	126,303	120,601
Less government guaranteed loans(1)	—	19,630	19,225	18,841	22,429

Total nonaccrual loans net of government guaranteed loans	142,631	180,124	147,612	107,462	98,172
Restructured real estate mortgage loans	501	653	666	1,009	4,193

Total nonperforming loans and leases	143,132	180,777	148,278	108,471	102,365
Real estate and other collateral owned(3)	40,776	50,265	27,523	24,453	19,900

Total nonperforming assets	$183,908	$231,042	$175,801	$132,924	$122,265

Ratio of (excluding government guaranteed loans):
Nonperforming loans and leases to total loans and leases	.55%	.70%	.62%	.49%	.46%
Nonperforming assets to total assets	.44	.61	.53	.42	.40
Nonperforming assets to total loans, leases and real estate and other collateral owned	.70	.90	.73	.60	.55
Allowance for loan and lease losses to:
Nonperforming loans and leases	229.17	141.32	127.88	171.84	180.72
Total loans and leases before allowance	1.24	.98	.78	.83	.83

Accruing loans and leases delinquent more than 90 days(1):
Real estate mortgage loans:
One-to-four family(2)	$25,643	$—	$—	$—	$5,690
Multifamily and commercial	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate mortgage loans	25,643	—	—	—	5,690

Retail consumer(2)	4,758	4,519	2,586	2,562	3,878
Automobile(3)	3,621	6,000	6,911	4,973	5,873
Consumer finance(2)	26,739	—	—	—	—
Leases	19	—	2,956	—	—
Corporate banking	1,536	4,691	2,086	2,463	904

Total accruing loans and leases delinquent more than 90 days	62,316	15,210	14,539	9,998	16,345
Less government guaranteed loans(1)	—	1,876	—	—	—

Total accruing loans and leases delinquent more than 90 days net of government guaranteed loans	$62,316	$13,334	$14,539	$9,998	$16,345

Total underperforming assets	$246,224	$244,376	$190,340	$142,922	$138,610

Ratio of (excluding government guaranteed loans):
Underperforming assets to total assets	.59%	.64%	.58%	.45%	.45%
Underperforming assets to total loans, leases and real estate and other collateral owned	.94	.95	.79	.64	.62

(1)	Effective June 30, 2002, amounts exclude loans guaranteed by the Federal Housing Administration or Veterans’ Administration. Prior periods have not been restated.

(2)	Effective June 30, 2002, Charter One adopted a new accrual policy in which consumer loans secured by residential real estate are placed on nonaccrual at six payments past due as long as the loan is well secured and in the process of collection. This new policy was implemented prospectively and as such, prior periods have not been restated. The change in the accrual policy did not have a material impact on interest income. Management believes the changes to this policy conform Charter One’s accrual methodology to that of its commercial banking peers.

(3)	Effective for the period ended June 30, 2002, Charter One adopted a new loan charge-off policy in which automobile loans are charged off based upon repossession and in certain cases, at the point of bankruptcy discharge. Any automobile loans reaching 120 days delinquent are charged off completely. Previously, Charter One’s policy was to record charge-offs of loans secured by automobiles at the point of repossessed collateral disposition. This new policy was implemented prospectively and as such, prior periods have not been restated. Management believes the changes to this policy conforms Charter One’s charge-off methodology to that of its commercial banking peers.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       25

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as “potential problem loans.” During the second quarter of 2002, we changed how we determine potential problem loans to be consistent with commercial banking practice. Previously that determination included all loans and leases classified as “substandard” not already included as underperforming, without a loan-by-loan evaluation, even though historically only a very small percentage of those loans and leases was ultimately reflected in future charge-offs. Under the newly adopted method, the amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard.” The amount of potential problem loans was $14.8 million at December 31, 2002. The vast majority of these loans and leases, as well as our underperforming assets, are collateralized.

     Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $4.3 million and the potential income based upon full contractual yields was $12.9 million for the year ended December 31, 2002.

     The Company maintains an allowance for loan and lease losses adequate to absorb estimated probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses consists of specific reserves for individual credits and general reserves for types or portfolios of loans based on historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans and leases are considered in evaluating the adequacy of the allowance for loan and lease losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and leases losses.

The following table details certain information relating to the allowance for loan and lease losses for the five years ended December 31, 2002.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Balance, beginning of year	$255,478	$189,616	$186,400	$184,989	$181,554
Provision for loan and lease losses	192,003	100,766	54,205	35,237	31,325
Acquired through business combination	3,184	33,782	—	3,603	—
Charge-offs:
Mortgage	(7,154)	(4,335)	(6,064)	(8,040)	(7,052)
Retail consumer	(13,100)	(7,613)	(12,508)	(3,952)	(3,823)
Automobile	(78,965)	(40,097)	(27,827)	(28,012)	(25,670)
Consumer finance	(26,395)	(11,246)	(4,994)	(1,340)	(71)
Leases	(2,868)	(7,496)	—	(900)	—
Corporate banking	(16,612)	(7,672)	(8,938)	(3,240)	(1,440)

Total charge-offs(1)	(145,094)	(78,459)	(60,331)	(45,484)	(38,056)

Recoveries:
Mortgage	1,616	207	1,396	868	3,767
Retail consumer	1,834	1,972	1,610	789	1,051
Automobile	12,687	6,603	5,810	6,172	4,953
Consumer finance	524	227	17	19	—
Leases	2,327	220	—	—	—
Corporate banking	3,458	544	509	207	395

Total recoveries	22,446	9,773	9,342	8,055	10,166

Net loan and lease charge-offs(1)	(122,648)	(68,686)	(50,989)	(37,429)	(27,890)

Balance, end of year	$328,017	$255,478	$189,616	$186,400	$184,989

Net charge-offs to average loans and leases(1)	.48%	.27%	.21%	.17%	.13%

(1)	Includes $27.3 million in charge-offs recorded in the second quarter of 2002 in conjunction with Charter One’s adoption of the new consumer loan charge-off policy discussed above. This new policy was implemented prospectively and as such, prior periods have not been restated. Excluding the impact of the change in charge-off policy, net charge-offs as a percent of average loans and leases were .37% in 2002.

26     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by senior management and approved by the Company’s Board of Directors. Management evaluates homogeneous consumer-oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans and leases, are underwritten, approved and risk rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are charged to the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior members of management and independent directors. The Reserve Adequacy Committee determines the level of allowance for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. See Notes 1 and 6 to the Notes to Consolidated Financial Statements for additional information concerning the Company’s allowance for loan and lease losses.

     The following table sets forth the allocation of the allowance for loan and lease losses to the respective loan and lease classifications, in dollar and percentage terms. The allocation of the allowance for loan and lease losses is based on a consideration of all of the factors discussed above that are used to determine the allowance for loans and leases as a whole. Since all of those factors are subject to change, the allocation of the allowance for loan and leases losses shown below is not necessarily indicative of future losses or future allocations. Management believes that the allowance for loan and lease losses at December 31, 2002 was adequate to absorb losses occurring in any category of loans and leases.

ALLOCATION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Mortgage	$90,510	$73,311	$103,989	$107,576	$110,635
Retail consumer	68,346	30,366	15,191	17,323	16,869
Automobile	64,776	65,606	42,206	38,301	39,585
Consumer finance	18,561	33,433	7,855	5,356	1,654
Leases	22,787	21,587	5,237	4,037	3,737
Corporate banking	63,037	31,175	15,138	13,807	12,509

Total	$328,017	$255,478	$189,616	$186,400	$184,989

Percent of net loans and leases to total net loans and leases:
Mortgage	41.6%	48.9%	53.1%	60.8%	70.1%
Retail consumer	20.7	18.8	19.2	16.9	12.9
Automobile	21.1	16.8	12.9	11.0	9.2
Consumer finance	3.7	3.9	4.1	3.2	2.0
Leases	8.1	7.7	7.4	5.1	3.3
Corporate banking	4.8	3.9	3.3	3.0	2.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       27

INVESTMENTS AND MORTGAGE-BACKED SECURITIES

The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. We held no investments or mortgage-backed securities of any single non-governmental issuer which were in excess of 10% of shareholders’ equity at December 31, 2002. See Notes 4 and 5 to the Notes to Consolidated Financial Statements for additional discussion regarding our investments and mortgage-backed securities.

DEPOSITS, BORROWINGS AND OTHER SOURCES OF FUNDS

Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $27.5 billion and $25.1 billion at December 31, 2002 and 2001, respectively. This represented an increase of 9.6% year over year. Core deposits (checking accounts and money market and savings accounts) increased $3.2 billion, or 22.2%, since December 31, 2001. See Note 8 to the Notes to Consolidated Financial Statements for further discussion regarding our deposits.

     In addition to deposits, we obtain funds from different borrowing sources. The primary source of these borrowings is the Federal Home Loan Bank (“FHLB”) system. Those borrowings totaled $9.0 billion and $8.7 billion at December 31, 2002 and 2001, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB. It is authorized to apply for advances on the security of this stock, certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. See Note 9 to the Notes to Consolidated Financial Statements for further information as to the composition, maturities and cost associated with these advances at December 31, 2002.

     In addition to FHLB advances, we use federal funds purchased and repurchase agreements and other borrowings to fund operations. Federal funds purchased and repurchase agreements totaled $283.9 million and $203.3 million at December 31, 2002 and 2001, respectively. Other borrowings totaled $708.9 million and $304.4 million at December 31, 2002 and 2001, respectively. See Notes 10 and 11 to the Notes to Consolidated Financial Statements for further information concerning these borrowings.

The following table summarizes short-term borrowings, based upon original issue date, at the end of and during the periods indicated. For purposes of the table below, our short-term borrowings consisted of FHLB advances. Interest rates shown do not include the annualized effect of interest rate risk management instruments.

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Short-term borrowings outstanding at end of period	$2,595,000	$1,114,873	$3,410,248
Weighted average rate at end of period	1.34%	3.03%	6.09%
Maximum month-end balance of short-term borrowings during the period	$3,900,000	$3,530,248	$5,905,248
Approximate average short-term borrowings outstanding during the period	985,497	2,291,246	4,775,470
Approximate weighted average rate during the period	2.96%	4.84%	5.98%

     We use our portfolio of investment securities, mortgage-backed securities and loans as collateral for our borrowings, public deposits and for other purposes required or permitted by law. We do not hold any interests in or sponsor any special-purpose entities.

LIQUIDITY

Our principal sources of funds are deposits, advances from the FHLB of Cincinnati, federal funds purchased and repurchase agreements, repayments and maturities of loans and securities, proceeds from the sale of loans and securities and funds provided by operations. While scheduled loan, security and interest-bearing deposit amortization and maturity are relatively predictable sources of funds, deposit flows and loan and mortgage-backed securities repayments are greatly influenced by economic conditions, the general level of interest rates and competition. We utilize particular sources of funds based on comparative costs and availability. We generally manage the pricing of deposits to maintain a steady deposit balance, but from time to time may decide to supplement deposits with longer term and/or lower cost alternative sources of funds such as FHLB advances and federal funds purchased and repurchase agreements. We may, from time to time, decide to price deposits aggressively for strategic reasons which may result in significant deposit inflows.

28     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. These financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. See Notes 1, 6 and 17 to the Notes to Consolidated Financial Statements for further information concerning our commitments.

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

     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, our overall credit, operating income, operating cost, and capital profile. Our Asset/Liability Management Committee, which includes senior management representatives and reports to the Board of Directors of the Bank, together with the Investment Committee of the Board of Directors of the Bank, monitors and manages interest rate risk to maintain an acceptable level of potential change to net interest income as a result of changes in interest rates.

     We use an internal earnings simulation model as our primary method to identify and manage our interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

     Using this internal simulation model, net interest income projections as of December 31, 2002 are referenced below. Our base case shows our present estimated net interest income sensitivity profile and assumes no changes in the operating environment or operating strategies, but assumes interest rates increase or decrease gradually, in parallel fashion, over the next year and then remain unchanged. The table indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points)	12 Months

+200 over one year	(4.89)%
+100 over one year	(1.99)
- 100 over one year	3.49

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

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       29

The following table presents an analysis of our interest-sensitivity gap position at December 31, 2002. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

MATURITY/RATE SENSITIVITY

	December 31, 2002

	0-6	7-12	1-3	3-5	5-10	Over 10
(Dollars in thousands)	Months	Months	Years	Years	Years	Years	Total

Interest-earning assets:
Real estate mortgage
Loans and mortgage-backed securities:
Adjustable rate	$4,090,926	$753,077	$823,037	$488,763	$56,802	$—	$6,212,605
Fixed rate	3,426,615	1,964,596	5,462,727	2,739,817	2,339,450	704,574	16,637,779
Retail consumer loans	3,021,343	257,511	1,262,811	578,892	352,375	21,521	5,494,453
Automobile loans	1,206,548	1,053,555	3,012,235	316,136	17,855	—	5,606,329
Consumer finance loans	175,864	113,725	312,685	169,364	157,848	55,286	984,772
Leases	139,168	121,883	418,631	303,481	318,507	831,798	2,133,468
Corporate banking loans	624,132	74,186	308,442	236,652	64,522	10,069	1,318,003
Investment securities, federal funds sold, interest-bearing deposits and other interest-earning assets	771,375	1,987	17,438	29,240	48,039	35,568	903,647

Total interest-earning assets	13,455,971	4,340,520	11,618,006	4,862,345	3,355,398	1,658,816	$39,291,056

Interest-bearing liabilities:
Deposits:
Checking, money market and savings accounts and escrow accounts	270,177	7,484,328	8,647,379	1,409,657	—	—	$17,811,541
Certificates of deposit	4,062,326	2,557,283	2,911,913	131,466	34,226	22,662	9,719,876
FHLB advances	3,003,829	7,999	2,400,690	2,509,858	1,110,483	5,066	9,037,925
Federal funds purchased and repurchase agreements	283,912	—	—	—	—	—	283,912
Other borrowings	9,413	17,190	253,234	12,773	409,424	6,819	708,853

Total interest-bearing liabilities	7,629,657	10,066,800	14,213,216	4,063,754	1,554,133	34,547	$37,562,107

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	5,826,314	(5,726,280)	(2,595,210)	798,591	1,801,265	1,624,269
Impact of hedging	(80,395)	(409,605)	90,000	—	400,000	—

Adjusted interest-sensitivity gap	$5,745,919	$(6,135,885)	$(2,505,210)	$798,591	$2,201,265	$1,624,269

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$5,745,919	$(389,966)	$(2,895,176)	$(2,096,585)	$104,680	$1,728,949

Cumulative interest-sensitivity gap as a percentage of total assets at December 31, 2002	13.71%	(.93)%	(6.91)%	(5.00)%	.25%	4.13%

30     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

CAPITAL AND DIVIDENDS

Charter One and Charter One Bank are each subject to certain regulatory capital requirements. We believe that as of December 31, 2002, Charter One and Charter One Bank each individually exceeded all capital requirements to which they were subject. See Note 14 to the Notes to Consolidated Financial Statements for an analysis of our regulatory capital.

     On September 12, 2001, the Company entered into an agreement with a third party that provided the Company with an option to purchase up to $100 million of Charter One common stock through the use of forward transactions. These transactions could have been settled at Charter One’s election on a physical, net cash or net share basis. On January 8, 2002, the Company settled open forward transactions for 3.5 million shares of its common stock through physical share settlement whereby the Company paid cash of $97.0 million, or $27.69 per share, to a third party in exchange for the 3.5 million shares. Common shares outstanding and shareholders’ equity were reduced accordingly on the January 8, 2002 settlement date. Shares and per share data discussed in this paragraph have not been restated to reflect the 5% stock dividend issued September 30, 2002.

     On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock under a new program of open market purchases or privately negotiated transactions. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. As of February 21, 2003, we had repurchased 8.1 million shares under the new authorization at an average cost of $30.91 per share. Shares and per share data discussed in this paragraph have not been restated to reflect the 5% stock dividend issued September 30, 2002.

We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations and Charter One Bank’s ability to upstream funds. Charter One depends significantly upon dividends originating from Charter One Bank to accumulate earnings for payment of cash dividends to our shareholders. See Note 14 to the Notes to Consolidated Financial Statements for a discussion of restrictions on Charter One Bank’s ability to pay cash dividends.

     Quarterly high and low sales prices, closing prices and cash dividends declared for our common stock are shown in the following table. All prices have been restated to reflect prior stock dividends. Our common stock is traded on the New York Stock Exchange under the symbol CF. As of February 21, 2003, there were approximately 19,000 shareholders of record.

MARKET PRICE AND DIVIDENDS

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2002
High	$30.95	$34.77	$33.42	$31.48	$34.77
Low	25.19	29.30	25.81	23.89	23.89
Close	29.73	32.74	29.72	28.73	28.73
Dividends declared and paid	.19	.21	.21	.22	.83
2001
High	$27.20	$28.93	$29.91	$28.06	$29.91
Low	23.04	24.03	22.29	23.43	22.29
Close	25.67	28.93	26.88	25.86	25.86
Dividends declared and paid	.16	.18	.18	.19	.71

     On January 21, 2003, Charter One declared a regular quarterly cash dividend of $.22 per share. The cash dividend was paid on February 20, 2003 to shareholders of record on February 6, 2003.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       31

QUARTERLY RESULTS

The following table presents summarized quarterly data for each of the years indicated. Earnings per share have been restated to reflect prior stock dividends.

QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

(Dollars in thousands, except per share data)

2002
Total interest income	$564,711	$581,254	$568,760	$571,736	$2,286,461
Net interest income	283,097	297,867	290,267	298,599	1,169,830
Provision for loan and lease losses	28,717	55,277	47,695	60,314	192,003
Net gains	21,727	37,840	83,881	61,585	205,033
Net income	142,485	145,895	143,562	145,726	577,668
Basic earnings per share	.61	.63	.63	.65	2.52
Diluted earnings per share	.60	.61	.61	.63	2.45
2001
Total interest income	$589,276	$579,942	$608,982	$600,046	$2,378,246
Net interest income	229,481	227,671	253,324	279,940	990,416
Provision for loan and lease losses	17,728	17,076	27,109	38,853	100,766
Net gains	16,094	25,580	26,302	46,336	114,312
Net income	114,790	120,412	130,433	135,079	500,714
Basic earnings per share	.50	.53	.55	.57	2.15
Diluted earnings per share	.49	.51	.54	.56	2.10

CRITICAL ACCOUNTING POLICIES

Charter One’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the Consolidated Financial Statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management including the use of internal cash flow modeling techniques.

     The most significant accounting policies followed by the Company are presented in Note 1 to the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in the other Notes to the Consolidated Financial Statements and in this Financial Review, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, the valuation of loan servicing assets, and the valuation of lease residuals to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and assumptions and the use of estimates related to the amount and timing of expected future cash flows on impaired nonhomogeneous loans, estimated losses on pools of homogeneous loans based upon all or a combination of delinquencies, credit scores, loss migration analysis, and historical charge-off experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset category on the Consolidated Statement of Financial Condition. See Note 1 to the Notes to Consolidated Financial Statements and Analysis of Allowance for Loan and Lease Losses in this Financial Review for further discussion regarding the methodology used to determine the allowance for loan and lease losses and a discussion of the factors evaluated by management to determine the adequacy of the allowance for loan and lease losses.

     Loan servicing assets are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well

32     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of loan servicing assets is considered a critical accounting estimate. Notes 1 and 7 to the Notes to Consolidated Financial Statements include further discussion on the accounting for loan servicing assets.

     Lease financing receivables include a residual value component, which represents the estimated value of the leased asset upon the expiration of the lease. The Company leases various types of equipment under commercial lease financing arrangements. The valuation of residual assets is considered critical due to the forecasted residual values by secondary market research companies, independent appraisals of residual values, the probability of the lessee purchasing or re-leasing the equipment at the end of the lease term, the Company’s past experience with realizing residual values of similar equipment, the pace and effects of technological changes, the financial condition of the lessee, the estimated useful life of the equipment, the contractually required condition of the equipment upon lease termination, and the availability of a secondary market for the used equipment. Notes 1 and 6 to the Notes to Consolidated Financial Statements provide further discussion of the Company’s lease financing arrangements.

NEW ACCOUNTING STANDARDS

See Note 2 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains, and future filings by Charter One on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements and press releases by Charter One and its management may contain, forward-looking statements about Charter One which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, deposits and refinancing of liabilities, growth opportunities, interest rates, acquisition and divestiture opportunities, and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Charter One cautions readers not to place undue reliance on any forward-looking statements.

Many of these forward-looking statements appear throughout this document. Words such as may, could, should, would, believe, anticipate, estimate, expect, intend, plan and similar expressions are intended to identify these forward-looking statements. The important factors discussed below, as well as other factors discussed elsewhere in this document and factors identified in our filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause our actual results to differ from these forward-looking statements are:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct our operations; general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in the credit quality of our loans and leases and other assets;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	financial markets, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	the timely development of and acceptance of new products and services of Charter One and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the impact of changes in financial services laws and regulations (including laws and regulations concerning taxes, accounting standards, banking, securities and insurance); legislative or regulatory changes may adversely affect the business in which we are engaged;

•	the impact of technological changes;

•	our ability to successfully integrate acquisitions into our existing operations, and the availability of new acquisitions, joint ventures and alliance opportunities that build shareholder value;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

     Charter One disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       33

consolidated STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
(Dollars in thousands, except per share data)	2002	2001

Assets
Cash accounts	$436,970	$472,658
Interest-bearing deposits with banks	9,731	8,355
Federal funds sold and other	512	35,507

Total cash and cash equivalents	447,213	516,520
Investment securities:
Available for sale	210,095	129,312
Held to maturity (fair value of $4,276 and $6,467)	3,973	6,274
Mortgage-backed securities:
Available for sale	11,536,608	8,030,512
Held to maturity (fair value of $565,072 and $1,022,658)	540,781	983,904
Loans and leases, net	25,852,846	25,396,071
Loans held for sale	351,892	332,629
Bank owned life insurance	829,043	808,231
Federal Home Loan Bank and Federal Reserve Bank stock	681,923	617,836
Premises and equipment	353,730	352,235
Accrued interest receivable	154,962	162,065
Real estate and other collateral owned	42,980	54,351
Loan servicing assets	128,564	139,840
Goodwill	386,372	350,839
Other assets	375,090	293,897

Total assets	$41,896,072	$38,174,516

Liabilities
Deposits	$27,527,843	$25,123,309
Federal Home Loan Bank advances	9,037,925	8,657,238
Federal funds purchased and repurchase agreements	283,912	203,259
Other borrowings	708,853	304,410
Advance payments by borrowers for taxes and insurance	23,595	54,103
Accrued interest payable	38,372	57,704
Accrued expenses and other liabilities	1,191,747	845,993

Total liabilities	38,812,247	35,246,016

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 227,571,468 and 224,855,827 shares issued	2,276	2,249
Additional paid-in capital	2,193,095	2,091,767
Retained earnings	824,564	811,093
Less 2,781,151 and 516,082 shares of common stock held in treasury at cost	(82,610)	(14,586)
Accumulated other comprehensive income	146,500	37,977

Total shareholders’ equity	3,083,825	2,928,500

Total liabilities and shareholders’ equity	$41,896,072	$38,174,516

See Notes to Consolidated Financial Statements.

34     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

consolidated STATEMENTS OF INCOME

	Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Interest income:
Loans and leases	$1,671,843	$1,872,270	$1,810,608
Mortgage-backed securities:
Available for sale	519,821	366,475	241,369
Held to maturity	47,747	86,952	120,812
Investment securities:
Trading	—	—	38
Available for sale	11,495	11,180	33,412
Held to maturity	252	409	1,594
Other interest-earning assets	35,303	40,960	39,255

Total interest income	2,286,461	2,378,246	2,247,088

Interest expense:
Deposits	654,816	855,283	766,109
Federal Home Loan Bank advances	416,864	498,444	532,583
Other borrowings	44,951	34,103	45,361

Total interest expense	1,116,631	1,387,830	1,344,053

Net interest income	1,169,830	990,416	903,035
Provision for loan and lease losses	192,003	100,766	54,205

Net interest income after provision for loan and lease losses	977,827	889,650	848,830

Other income:
Retail banking	330,735	291,892	243,547
Mortgage banking	(18,495)	24,878	77,914
Leasing operations	(3,575)	4,020	14,919
Net gains	205,033	114,312	9,271
Bank owned life insurance and other	33,848	38,522	47,220

Total other income	547,546	473,624	392,871

Administrative expenses:
Compensation and employee benefits	321,167	279,900	270,642
Net occupancy and equipment	116,845	109,388	101,893
Marketing expenses	40,472	31,708	19,527
Federal deposit insurance premiums	4,563	3,918	4,011
Merger expenses	—	—	29,491
Amortization of goodwill	—	16,156	16,180
Other administrative expenses	195,925	188,592	162,211

Total administrative expenses	678,972	629,662	603,955

Income before income taxes	846,401	733,612	637,746
Income taxes	268,733	232,898	203,784

Net income	$577,668	$500,714	$433,962

Basic earnings per share (1)	$2.52	$2.15	$1.84

Diluted earnings per share (1)	$2.45	$2.10	$1.81

Weighted average common shares outstanding (1)	229,302,385	232,547,418	235,617,650
Weighted average common and common equivalent shares outstanding (1)	236,115,843	238,383,474	239,894,826

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

See Notes to Consolidated Financial Statements.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       35

consolidated STATEMENTS OF SHAREHOLDERS’ EQUITY

						Borrowings
						of
						Employee
					Accumulated	Investment
		Additional			Other	and Stock
(Dollars in thousands, except per	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership
share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Plan	Total

Balance, January 1, 2000	$2,124	$1,736,726	$734,510	$(65,502)	$(7,020)	$(3,138)	$2,397,700
Comprehensive income:
Net income	—	—	433,962	—	—	—	433,962
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	30,873	—	30,873

Comprehensive income	—	—	433,962	—	30,873	—	464,835
5% stock dividend	—	—	(220,721)	220,505	—	—	(216)
Purchase of 12,940,172 shares of treasury stock	—	—	—	(293,763)	—	—	(293,763)
EISOP loan repayment	—	—	—	—	—	1,882	1,882
Dividends paid ($.60 per share) (1)	—	—	(144,443)	—	—	—	(144,443)
Issuance of common shares in connection with stock options plans, 2,028,110 shares	3	8,506	(16,515)	38,215	—	—	30,209

Balance, December 31, 2000	2,127	1,745,232	786,793	(100,545)	23,853	(1,256)	2,456,204

Comprehensive income:
Net income	—	—	500,714	—	—	—	500,714
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	14,124	—	14,124

Comprehensive income	—	—	500,714	—	14,124	—	514,838
5% stock dividend	49	130,002	(279,968)	149,461	—	—	(456)
Purchase of 4,322,010 shares of treasury stock	—	—	—	(122,597)	—	—	(122,597)
EISOP loan repayment	—	—	—	—	—	1,256	1,256
Dividends paid ($.71 per share) (1)	—	—	(166,596)	—	—	—	(166,596)
Issuance of common shares:
Acquisition, 6,887,246 shares	69	196,339	—	—	—	—	196,408
Stock option plans, 2,874,746 shares	4	20,194	(29,850)	59,095	—	—	49,443

Balance, December 31, 2001	2,249	2,091,767	811,093	(14,586)	37,977	—	2,928,500

Comprehensive income:
Net income	—	—	577,668	—	—	—	577,668
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	108,523	—	108,523

Comprehensive income	—	—	577,668	—	108,523	—	686,191
5% stock dividend	26	84,259	(329,627)	244,523	—	—	(819)
Purchase of 13,347,900 shares of treasury stock	—	—	—	(398,365)	—	—	(398,365)
Dividends paid ($.83 per share) (1)	—	—	(190,251)	—	—	—	(190,251)
Issuance of common shares in connection with stock option plans, 2,986,808 shares	1	17,069	(44,319)	85,818	—	—	58,569

Balance, December 31, 2002	$2,276	$2,193,095	$824,564	$(82,610)	$146,500	$—	$3,083,825

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

See Notes to Consolidated Financial Statements.

36     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

consolidated STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Cash Flows from Operating Activities
Net income	$577,668	$500,714	$433,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	192,003	100,766	54,205
Provision for deferred income taxes	156,923	186,502	170,321
Net gains	(205,033)	(113,270)	(7,167)
Accretion of discounts, amortization of premiums, amortization of goodwill, intangibles and depreciation, net	188,192	129,008	95,360
Origination of loans held for sale	(2,394,524)	(1,635,903)	(472,622)
Proceeds from sale of loans held for sale	2,388,522	1,634,460	470,584
Proceeds from investment securities held for trading	—	—	13,418
Other	43,146	138,273	(195,470)

Net cash provided by operating activities	946,897	940,550	562,591

Cash Flows from Investing Activities
Net principal disbursed on loans and leases	(7,131,131)	(7,156,533)	(5,742,717)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	447,594	524,010	400,738
Mortgage-backed securities available for sale	2,114,601	1,172,379	277,562
Investment securities held to maturity	2,719	16,960	9,298
Investment securities available for sale	29,326	360,104	59,129
Proceeds from sale of:
Mortgage-backed securities available for sale	12,363,341	3,998,182	4,020,135
Investment securities available for sale	1,755	9,656	25,535
Federal Home Loan Bank and Federal Reserve Bank stock	10,305	20,547	20,300
Loan servicing assets	—	—	36,576
Purchases of:
Mortgage-backed securities available for sale	(10,906,956)	(2,065,543)	(149,429)
Investment securities available for sale	(77,232)	(4,398)	(10,696)
Loans	(17,043)	(58,723)	(18,809)
Federal Home Loan Bank and Federal Reserve Bank stock	(42,657)	—	(80,838)
Loan servicing assets, including those originated	(100,430)	(61,897)	(42,857)
Net cash and cash equivalents (paid) received in connection with business combinations	(90,425)	866,742	—
Other	(80,540)	63,640	(76,125)

Net cash used in investing activities	(3,476,773)	(2,314,874)	(1,272,198)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	1,580,780	(1,334,067)	(1,936,001)
Proceeds from long-term borrowings	429,334	1,137,184	4,093,770
Repayments of long-term borrowings	(1,154,101)	(1,329,166)	(1,713,980)
Increase (decrease) in, net of business combinations:
Deposits	2,165,930	3,142,587	531,304
Advance payments by borrowers for taxes and insurance	(30,508)	(16,745)	(19,548)
Payment of dividends on common stock	(191,070)	(167,052)	(144,659)
Proceeds from issuance of common stock	58,569	49,443	30,209
Purchase of treasury stock	(398,365)	(122,597)	(293,763)

Net cash provided by financing activities	2,460,569	1,359,587	547,332

Net decrease in cash and cash equivalents	(69,307)	(14,737)	(162,275)
Cash and cash equivalents, beginning of year	516,520	531,257	693,532

Cash and cash equivalents, end of year	$447,213	$516,520	$531,257

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$1,124,274	$1,380,560	$1,385,269
Income taxes	95,000	31,500	31,296
Supplemental Schedule of Noncash Activities
Loans exchanged for mortgage-backed securities	6,667,082	6,708,253	3,991,087

See Notes to Consolidated Financial Statements.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       37

notes to CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Charter One Financial, Inc. (“Charter One” or the “Company”), a financial holding company, and Charter One Bank, N.A. (the “Bank”), conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. A summary of the more significant accounting policies follows:

     Nature of Operations - Headquartered in Cleveland, Ohio, Charter One is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A. The Company’s principal line of business is consumer banking which includes retail banking, mortgage banking and other related financial services. Retail banking provides a full range of deposit products, consumer loans, business lending and commercial real estate loans.

     On January 7, 2002, the Company announced that the Bank filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a thrift to a national bank charter. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. References to Charter One Bank or the Bank shall mean Charter One Bank, N.A. or Charter One Bank, F.S.B. as the context requires.

     On May 16, 2002, Charter One Commercial, a New York state-chartered commercial bank, was merged into the Bank. On August 9, 2002, Charter Bank, a Michigan state-chartered commercial bank, was merged into the Bank. On August 21, 2002, Charter Michigan Bancorp, Inc., a second-tier bank holding company, was merged into Charter One Financial, Inc.

     Basis of Presentation - The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

     The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, assumptions and judgments.

     Securities - Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating-rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss recorded in the Consolidated Statements of Income. Securities classified as available for sale on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Securities classified as held to maturity on the Consolidated Statements of Financial Condition are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold.

     Loans - Loans intended for sale are recorded at the lower of aggregate cost or fair value. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.

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

     Underperforming assets consist of (1) nonperforming loans (nonaccrual loans and leases, restructured real estate mortgage loans and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days. A loan or lease, including an impaired loan, is classified as nonaccrual when collectibility is in doubt. This is generally when the borrower is 90 days past due on contractual principal or interest payments on commercial real estate loans, corporate banking loans and leases. With respect to automobile loans, interest continues to accrue until the automobile loan reaches 120-day delinquency. At that point, the automobile loan is charged off completely. Consumer finance loans, along with other loans backed by single-family residential real estate collateral, continue to accrue interest until the loan is six payments past due, at which point the loan is placed on nonaccrual. A loan may be considered impaired but remain on accrual status when the borrower demonstrates (by continuing to

38     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

make payments) a willingness to keep the loans current. When a loan is placed on nonaccrual status, unpaid interest is reversed and an allowance is established by a charge to interest income equal to all accrued interest. Income is subsequently recognized only to the extent that cash payments are received. Loans are returned to accrual status when, in management’s judgment, the borrower has the ability and intent to make periodic principal and interest payments (this generally requires that the loan be brought current in accordance with its original contractual terms). Loans and leases are classified as accruing loans or leases delinquent more than 90 days when the loan or lease is more than 90 days past due and, in management’s judgment, the borrower has the ability and intent to make periodic interest and principal payments. Loans are classified as restructured when concessions are made to borrowers with respect to the principal balance, interest rate or other terms due to the inability of the borrower to meet the obligation under the original terms.

     The Bank charges off principal at the earlier of (i) when a loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (ii) when collection efforts have ceased. Specifically with respect to automobile loans, if such loans experience repossession or bankruptcies prior to reaching the 120-day delinquency point, they are written down to the net realizable value of the collateral at the time of the repossession or bankruptcy discharge. Any automobile loan that reaches the 120-day delinquency point is charged off completely. Consumer finance loans, along with other loans backed by single-family residential real estate collateral, are reflected at the lower of cost or net realizable value at the earliest point of six payments past due or foreclosure.

     Lease Accounting - The Company classifies leases at the inception of the lease in accordance with SFAS No. 13, “Accounting for Leases.” Estimated residual values are reviewed periodically and reduced if necessary.

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

     Sales-Type-Leases - At the inception of the lease, the present value of future rentals is recorded as an equipment sale. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

     Leveraged Leases - Income on leveraged leases is recognized at a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.

     Allowance for Loan and Lease Losses - The Company maintains an allowance for loan and lease losses adequate to absorb estimated probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses consists of specific reserves for individual credits and general reserves for types or portfolios of loans based on historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans and leases are considered in evaluating the adequacy of the allowance for loan and lease losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and leases losses.

     In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by senior management and approved by the Company’s Board of Directors. Management evaluates homogeneous consumer oriented loans, such as 1-4 family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans and leases, are underwritten, approved and risk rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are charged to the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       39

members of management and independent directors. The Reserve Adequacy Committee determines the level of allowance for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     Loan Fees - Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on the Bank’s experience with similar commitments, are deferred and amortized over the lives of the loans using the level yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

     Loan Servicing Assets - The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of loan servicing assets is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. In 2002 and 2001, virtually all such recorded assets related to residential mortgage loans. Loan servicing assets are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Capitalized loan servicing assets are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

     Derivatives - The Company uses derivatives as a means of managing its interest rate risk profile (defined as the sensitivity of the Company’s earnings and net portfolio value to changes in interest rates). Interest rate swaps are the derivative instruments that Charter One uses as part of its interest rate risk management strategy. Interest rate swap contracts are exchanges of interest payments, based on a common notional amount and maturity date.

     For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value or cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting would be discontinued and the change in the fair value of the derivative instrument would be recorded in net income.

     Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. The Company does not utilize any special-purpose entities in connection with off-balance-sheet financial instruments.

     Premises and Equipment - Premises and equipment and real estate held for investment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the useful lives of the related assets.

     Real Estate Owned - Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell at the date of foreclosure. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense.

     Goodwill - Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition. For business combinations and branch acquisitions initiated prior to June 30, 2001, goodwill was being amortized using the straight-line method over 15 years or less. Amortization of goodwill for past business combinations ceased upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. For business combinations initiated after June 30, 2001, goodwill is not subject to amortization in accordance with SFAS No. 142. Rather, goodwill is tested for impairment on an annual basis as of the beginning of each fiscal year or when events and circumstances indicate that the value of goodwill has been diminished or impaired.

     Income Taxes - Income taxes have been provided using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company files a consolidated federal income tax return.

     Consolidated Statements of Cash Flows - For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the assets or liabilities hedged.

     Stock-Based Compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had

40     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

stock-based employee compensation cost of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of December 31, 2002):

	Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Net income:
As reported	$577,668	$500,714	$433,962
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	26,836	25,769	24,144

Pro forma	$550,832	$474,945	$409,818

Basic earnings per share:
As reported	$2.52	$2.15	$1.84
Pro forma	2.40	2.04	1.74
Diluted earnings per share:
As reported	2.45	2.10	1.81
Pro forma	2.33	1.99	1.71

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Dividend yield	3.00%	2.00%	2.00%
Volatility	35.94-38.13%	34.40-43.66%	43.00-45.41%
Risk-free interest rate	3.41-4.98%	4.42-5.55%	5.20-6.78%
Life of grant	6 years	7 years	7 years

     The estimated weighted-average grant-date fair value (based on the above option-pricing model and assumptions) for options granted in 2002, 2001 and 2000 was $8.90, $10.68 and $8.45, respectively.

     Stock Dividends - On July 17, 2002, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 2002 to shareholders of record on September 13, 2002. On July 18, 2001, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 28, 2001 to shareholders of record on September 14, 2001. On July 18, 2000, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 2000 to shareholders of record on September 14, 2000.

Earnings Per Share - Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year. Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year. All shares and per share data have been restated to reflect all prior stock dividends.

	Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Basic earnings per share:
Net Income	$577,668	$500,714	$433,962

Weighted average common shares outstanding	229,302,385	232,547,418	235,617,650

Basic earnings per share	$2.52	$2.15	$1.84

Diluted earnings per share:
Net Income	$577,668	$500,714	$433,962

Weighted average common shares outstanding	229,302,385	232,547,418	235,617,650
Add common stock equivalents for shares issuable under stock option plans	6,813,458	5,836,056	4,277,176

Weighted average common and common equivalent shares outstanding	236,115,843	238,383,474	239,894,826

Diluted earnings per share	$2.45	$2.10	$1.81

     Comprehensive Income - In accordance with SFAS No. 130, “Reporting Comprehensive Income,” reclassification adjustments have been determined for all components of other comprehensive income reported in the Company’s Consolidated Statements of Shareholders’ Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Other comprehensive income, before tax:
Net unrealized holding gain on securities	$425,839	$134,689	$54,555
Reclassification adjustment for gains included in net income	(259,374)	(112,804)	(7,083)

Other comprehensive income, before tax	166,465	21,885	47,472
Income tax expense related to items of other comprehensive income	57,942	7,761	16,599

Other comprehensive income, net of tax	$108,523	$14,124	$30,873

     Segments - Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit, with business line emphasis and product offerings changing over time as needs and demands change.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       41

NOTE 2. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Any goodwill arising from business combinations initiated after June 30, 2001 is not amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, goodwill and certain intangible assets must be tested for impairment and write-downs may be necessary. Additionally, amortization of goodwill recorded for past business combinations ceased upon adoption of SFAS No. 142 on January 1, 2002.

     SFAS No. 142 requires a transitional impairment test be applied to all goodwill within the first half of 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company has performed a transitional impairment test on its goodwill assets as of January 1, 2002. No impairment loss was recognized as a result of this test. The Company will continue to perform its annual impairment test as of the beginning of each year.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies, and simplifies certain existing accounting pronouncements beginning at various dates in 2002 and 2003. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” which required net gains or losses from the extinguishment of debt to be classified as an extraordinary item in the income statement. These gains and losses will now be classified as extraordinary only if they meet the criteria for such classification as outlined in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which allows for extraordinary treatment if the item is material and both unusual and infrequent in nature. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” related to the accounting for intangible assets for motor carriers and amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for as such. The Company early adopted the provisions of SFAS No. 145 related to the rescission of SFAS No. 4. As part of the early adoption, the Company reduced “net gains” in the “other income” section of the Consolidated Statements of Income to reflect all losses on extinguishment of debt that do not meet the criteria in APB No. 30. Such losses on extinguishment of debt were classified as extraordinary items in prior periods.

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

     Effective September 30, 2002, the Company early adopted SFAS No. 147. In accordance with the transition provisions of SFAS No. 147, the Company reversed its amortization of goodwill related to branch acquisitions recognized in the Consolidated Financial Statements since the Company’s adoption of SFAS No. 142 on January 1, 2002. The amounts reversed to goodwill were $3.9 million, before tax, for the quarter ended March 31, 2002 and $3.8 million, before tax, for the quarter ended June 30, 2002, adding $.01 to previously reported earnings per share for each respective quarter.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under

42     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Guarantees that have been entered into by the Company are disclosed in Note 6 to the Notes to Consolidated Financial Statements. The Company does not expect the requirements of FIN 45 to have a material impact on its consolidated financial condition or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the pro forma impact of accounting for these stock-based employee compensation plans at fair value is, and will continue, to be disclosed in the Company’s Consolidated Financial Statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of the interpretation became effective upon issuance. The Company believes the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

NOTE 3. BUSINESS COMBINATIONS

The tables below set forth the Company’s business combinations and asset acquisitions during the past three years.

MERGERS

		Assets at	Common		Method
	Date	Date of	Shares	Cash	of	Goodwill
(Dollars in thousands)	Completed	Merger	Issued	Consideration	Accounting	Recorded

Charter National Bancorp, Inc.(1)(2)	May 24, 2002	$353,231	—	$90,425	Purchase	$34,793
Alliance Bancorp(3)	July 2, 2001	2,019,000	6,887,605	50,234	Purchase	138,814

(1)	The results of this acquisition have been included in the Consolidated Financial Statements since May 24, 2002. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2002 and January 1, 2001, is not significant and accordingly, is not provided.

(2)	The Company recorded $25.0 million as an indefinite-lived trademark name intangible in addition to the $34.8 million recorded as goodwill.

(3)	The results of this acquisition have been included in the Consolidated Financial Statements since July 2, 2001. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2001 and January 1, 2000, is not significant and accordingly, is not provided.

BRANCH PURCHASES

		Date	Deposits	Loans	Goodwill
(Dollars in thousands)	Branches	Completed	Assumed	Acquired	Recorded

Superior Federal Bank, F.S.B.	17	November 19, 2001	$1,022,023	$3,370	$55,984

     The Company did not complete any business combinations or branch purchases in 2000.

     Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased its amortization of goodwill. The following table shows the pro forma effects of applying SFAS No. 142 to the 2001 and 2000 periods:

	Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000

Reported net income	$577,668	$500,714	$433,962
Add: Goodwill amortization, after tax	—	10,501	10,517

Adjusted net income	$577,668	$511,215	$444,479

Basic earnings per share:
Reported net income	$2.52	$2.15	$1.84
Add: Goodwill amortization, after tax	—	.05	.04

Adjusted net income	$2.52	$2.20	$1.88

Diluted earnings per share:
Reported net income	$2.45	$2.10	$1.81
Add: Goodwill amortization, after tax	—	.04	.04

Adjusted net income	$2.45	$2.14	$1.85

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       43

NOTE 4. INVESTMENT SECURITIES

Investment securities at December 31, 2002, 2001 and 2000, are as follows:

		December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
U.S. Treasury and agency securities	$92,477	$1,789	$2,804	$91,462
Securities of U.S. states and political subdivisions	1,849	49	—	1,898
Corporate and other securities	113,181	6,031	2,477	116,735

Total investment securities available for sale	207,507	7,869	5,281	210,095

Held to Maturity
Securities of U.S. states and political subdivisions	3,943	303	—	4,246
Corporate and other securities	30	—	—	30

Total investment securities held to maturity	3,973	303	—	4,276

Total	$211,480	$8,172	$5,281	$214,371

		December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
U.S. Treasury and agency securities	$30,344	$586	$1	$30,929
Securities of U.S. states and political subdivisions	8	—	—	8
Corporate and other securities	101,899	830	4,354	98,375

Total investment securities available for sale	132,251	1,416	4,355	129,312

Held to Maturity
Securities of U.S. states and political subdivisions	5,839	194	2	6,031
Corporate and other securities	435	1	—	436

Total investment securities held to maturity	6,274	195	2	6,467

Total	$138,525	$1,611	$4,357	$135,779

		December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
U.S. Treasury and agency securities	$334,065	$252	$417	$333,900
Securities of U.S. states and political subdivisions	11	—	—	11
Corporate and other securities	102,032	710	9,952	92,790

Total investment securities available for sale	436,108	962	10,369	426,701

Held to Maturity
U.S. Treasury and agency securities	15,000	3	—	15,003
Securities of U.S. states and political subdivisions	7,074	160	6	7,228
Corporate and other securities	440	—	—	440

Total investment securities held to maturity	22,514	163	6	22,671

Total	$458,622	$1,125	$10,375	$449,372

     The weighted average interest rate on investment securities was 5.64%, 8.21% and 7.40% at December 31, 2002, 2001 and 2000, respectively.

     Investment securities by contractual maturity as of December 31, 2002 are shown below:

				Due After One But
	Due Within One Year			Within Five Years

	Amortized	Fair		Amortized	Fair
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield

U.S. Treasury and agency securities	$27,142	$27,192	2.04%	$19,742	$20,855	4.08%
Securities of U.S. states and political subdivisions	391	393	2.85	2,834	3,013	4.45
Corporate and other securities	1,704	1,703	2.41	7,215	7,435	4.94

Total	$29,237	$29,288	2.07%	$29,791	$31,303	4.32%

	Due After Five But
	Within Ten Years			Due After Ten Years

	Amortized	Fair		Amortized	Fair
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield

U.S. Treasury and agency securities	$2,275	$2,373	3.43%	$43,318	$41,042	1.76%
Securities of U.S. states and political subdivisions	2,567	2,738	4.82	—	—	—
Corporate and other securities	—	—	—	104,292	107,627	8.69

Total	$4,842	$5,111	4.17%	$147,610	$148,669	6.66%

     Gains on sales were $.4 million, $3.2 million and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Losses on sales were $29,000 for the year ended December 31, 2002. No losses on sales were realized during the years ended December 31, 2001 and 2000, respectively.

44     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

NOTE 5. MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at December 31, 2002, 2001 and 2000, are as follows:

		December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$9,836,607	$214,670	$231	$10,051,046
Collateralized mortgage obligations:
U.S. government and agency issues	1,065,021	3,996	499	1,068,518
Private issues	412,247	5,156	359	417,044

Total mortgage-backed securities available for sale	11,313,875	223,822	1,089	11,536,608

Held to Maturity
Participation certificates:
U.S. government and agency issues	311,398	16,391	6	327,783
Private issues	51,717	399	11	52,105
Collateralized mortgage obligations:
U.S. government and agency issues	96,130	4,806	—	100,936
Private issues	81,536	2,741	29	84,248

Total mortgage-backed securities held to maturity	540,781	24,337	46	565,072

Total	$11,854,656	$248,159	$1,135	$12,101,680

		December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$6,914,397	$58,000	$21,972	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	508,093	10,168	10	518,251
Private issues	545,998	16,245	407	561,836

Total mortgage-backed securities available for sale	7,968,488	84,413	22,389	8,030,512

Held to Maturity
Participation certificates:
U.S. government and agency issues	475,622	19,871	4	495,489
Private issues	90,203	973	171	91,005
Collateralized mortgage obligations:
U.S. government and agency issues	185,944	10,187	80	196,051
Private issues	232,135	8,212	234	240,113

Total mortgage-backed securities held to maturity	983,904	39,243	489	1,022,658

Total	$8,952,392	$123,656	$22,878	$9,053,170

		December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Available for Sale
Participation certificates:
U.S. government and agency issues	$3,012,369	$39,162	$3,959	$3,047,572
Collateralized mortgage obligations:
U.S. government and agency issues	519,746	4,970	722	523,994
Private issues	507,395	9,840	1,605	515,630

Total mortgage-backed securities available for sale	4,039,510	53,972	6,286	4,087,196

Held to Maturity
Participation certificates:
U.S. government and agency issues	672,638	12,600	308	684,930
Private issues	128,407	518	1,787	127,138
Collateralized mortgage obligations:
U.S. government and agency issues	268,575	9,139	439	277,275
Private issues	436,555	7,351	1,724	442,182

Total mortgage-backed securities held to maturity	1,506,175	29,608	4,258	1,531,525

Total	$5,545,685	$83,580	$10,544	$5,618,721

     Sales of mortgage-backed securities resulted in gains of $260.0 million in 2002, $109.6 million in 2001 and $19.7 million in 2000. Losses on sales were $1.0 million in 2002 and $23.9 million in 2000. No losses on sales were realized in 2001.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       45

NOTE 6. LOANS AND LEASES

Loans and leases consist of the following:

						December 31,

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Real estate mortgage loans:
Permanent:
One-to-four family	$7,905,585	30.6%	$9,317,810	36.7%	$10,413,005	43.5%	$11,365,545	51.1%	$13,311,870	60.6%
Multifamily	737,517	2.8	989,169	3.9	1,064,796	4.4	1,224,348	5.5	1,027,320	4.7
Commercial	1,027,681	4.0	1,076,493	4.2	769,589	3.2	624,517	2.8	663,448	3.0

Total permanent	9,670,783	37.4	11,383,472	44.8	12,247,390	51.1	13,214,410	59.4	15,002,638	68.3

Construction:
One-to-four family	719,062	2.8	666,982	2.6	611,317	2.6	486,512	2.2	453,762	2.1
Multifamily	377,489	1.4	359,848	1.4	90,129	.4	75,171	.3	45,064	.2
Commercial	378,466	1.5	313,725	1.3	163,544	.6	92,993	.4	73,641	.3

Total construction	1,475,017	5.7	1,340,555	5.3	864,990	3.6	654,676	2.9	572,467	2.6

Total real estate mortgage loans	11,145,800	43.1	12,724,027	50.1	13,112,380	54.7	13,869,086	62.3	15,575,105	70.9
Retail consumer loans	5,441,269	21.0	4,808,390	18.9	4,583,770	19.1	3,745,633	16.8	2,841,225	12.9
Automobile loans	5,394,764	20.9	4,244,070	16.7	3,046,038	12.7	2,413,531	10.8	2,011,968	9.2
Consumer finance loans	971,335	3.8	1,027,392	4.0	974,852	4.1	700,259	3.2	443,301	2.0
Leases	2,133,468	8.2	1,994,524	7.9	1,778,021	7.4	1,137,895	5.1	734,152	3.3
Corporate banking loans	1,314,781	5.1	1,043,714	4.1	802,379	3.4	679,397	3.0	575,042	2.6

Total loans and leases held for investment	26,401,417	102.1	25,842,117	101.7	24,297,440	101.4	22,545,801	101.2	22,180,793	100.9

Less:
Loans in process	469,484	1.8	387,264	1.5	345,341	1.4	259,680	1.2	163,277	.8
Unamortized net discounts (premiums)	2,646	—	20,527	—	(6,763)	—	(7,430)	—	(14,282)	(.1)
Allowance for loan and lease losses	328,017	1.2	255,478	1.0	189,616	.8	186,400	.8	184,989	.8
Net deferred loan costs	(84,285)	(.3)	(86,007)	(.3)	(83,388)	(.4)	(91,133)	(.4)	(66,927)	(.3)
Automobile dealer reserve	(167,291)	(.6)	(131,216)	(.5)	(97,538)	(.4)	(78,578)	(.4)	(65,214)	(.3)

Total net items	548,571	2.1	446,046	1.7	347,268	1.4	268,939	1.2	201,843	.9

Loans and leases held for investment, net	$25,852,846	100.0%	$25,396,071	100.0%	$23,950,172	100.0%	$22,276,862	100.0%	$21,978,950	100.0%

Loans held for sale	$351,892		$332,629		$58,002		$35,988		$240,461

Loan servicing portfolio	$16,893,609		$13,846,807		$10,379,644		$10,798,563		$9,916,922

As of December 31, 2002, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank’s total loans and leases that is not included as a loan or lease category in the table above.

     The following table reflects the principal payments contractually due (assuming no prepayments) on the Bank’s construction portfolio, net of loans in process, and corporate banking loan portfolio at December 31, 2002. Management expects prepayments will cause actual maturities to be shorter.

	Principal Payments Contractually Due in the Year(s) Ended December 31,

			2008 and
(Dollars in thousands)	2003	2004-2007	Thereafter	Total

Construction loans	$765,246	$168,276	$8,648	$942,170
Corporate banking loans	301,872	608,957	403,934	1,314,763

Total(1)	$1,067,118	$777,233	$412,582	$2,256,933

(1)	Of the $1.2 billion of loans due after December 31, 2003, 39% are fixed rate and 61% are adjustable rate.

46     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

The Company normally has outstanding a number of commitments to extend credit. At December 31, 2002, there were outstanding commitments to originate $2.2 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

     At December 31, 2002, there were also outstanding unfunded consumer lines of credit of $4.4 billion and corporate banking lines of credit of $428.5 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $85.5 million as of December 31, 2002.

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

     A summary of the investment in leases, before the allowance for lease losses, is as follows:

	December 31,

(Dollars in thousands)	2002	2001

Direct financing leases	$1,347,510	$1,277,979
Sales-type leases	47,633	49,793
Leveraged leases	738,325	666,752

Total lease financings	$2,133,468	$1,994,524

     The components of the investment in lease financings, before the allowance for lease losses, are as follows:

	December 31,

(Dollars in thousands)	2002	2001

Total future minimum lease rentals	$1,435,427	$1,512,225
Estimated residual value of leased equipment	1,319,045	1,076,772
Initial direct costs	11,932	11,397
Less unearned income on minimum lease rentals and estimated residual value of leased equipment	632,936	605,870

Total lease financings	$2,133,468	$1,994,524

     At December 31, 2002, future minimum lease rentals on direct financing, sales-type and leveraged leases are as follows: $270.1 million in 2003; $234.0 million in 2004; $196.5 million in 2005; $147.4 million in 2006; $111.8 million in 2007; and $475.6 million thereafter.

ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are as follows:

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Balance, beginning of year	$255,478	$189,616	$186,400
Provision	192,003	100,766	54,205
Acquired through business combination	3,184	33,782	—
Charge-offs	(145,094)	(78,459)	(60,331)
Recoveries	22,446	9,773	9,342

Balance, end of year	$328,017	$255,478	$189,616

The total investment in impaired loans was $20.3 million and $12.3 million at December 31, 2002 and 2001, respectively. These loans were subject to allowances for loan and lease losses of $3.8 million at December 31, 2002 and 2001.

     The average recorded investment in impaired loans was $25.1 million, $10.9 million, and $21.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Interest income recognized was $1.0 million, $.7 million and $.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The interest income potential based upon the original terms of the contracts for these impaired loans was $2.3 million, $1.0 million, and $2.1 million for 2002, 2001 and 2000, respectively.

NOTE 7. LOAN SERVICING ASSETS

Activity in loan servicing assets is summarized as follows:

	December 31,

(Dollars in thousands)	2002	2001

Balance, beginning of year	$139,840	$121,735
Amount capitalized	100,430	61,897
Amortization	(30,151)	(19,178)
Impairment charges	(4,500)	—
Net change in valuation allowance	(77,055)	(24,614)

Balance, end of year	$128,564	$139,840

Loans serviced for others were $16.9 billion and $13.8 billion at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the fair value of loan servicing assets approximated their respective book value.

     The Bank securitized residential mortgage and consumer loans of $6.7 billion in both 2002 and 2001, respectively, in which the Bank retained servicing. The residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. The Bank did not retain any credit enhancing residual interests, nor is the Bank subject to any significant recourse obligations. The Company does not hold any interests in or sponsor any special-purpose entities.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       47

NOTE 8. DEPOSITS

Deposits consist of the following:

			December 31,

(Dollars in thousands)	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Checking accounts:
Interest-bearing	$7,460,530	1.80%	$5,973,545	2.45%	$2,547,726	2.68%
Noninterest- bearing	2,189,903	—	1,856,481	—	1,394,186	—
Money market and savings accounts	8,157,534	1.51	6,737,160	2.26	5,486,158	3.30
Certificates of deposit	9,719,876	3.61	10,556,123	4.43	10,177,601	5.99

Total deposits, net	$27,527,843	2.21	$25,123,309	3.05	$19,605,671	4.38

Including the effect of interest rate swaps		2.06%		2.88%		4.35%

A summary of all certificates of deposit by maturity follows:

(Dollars in thousands)	December 31, 2002

Within 12 months	$5,530,794
Over 12 months to 36 months	2,264,767
Over 36 months	1,924,315

Total	$9,719,876

A summary of certificates of deposit with balances of $100,000 or more by maturity follows:

(Dollars in thousands)	December 31, 2002

Three months or less	$235,043
Over three months to six months	335,457
Over six months to twelve months	559,363
Over twelve months	875,751

Total	$2,005,614

Investment securities and mortgage-backed securities with a par value of $489.0 million, $573.0 million and $594.6 million at December 31, 2002, 2001 and 2000, respectively, are pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 9. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank (“FHLB”) advances at December 31, 2002 are secured by the Company’s investment in the stock of the FHLB, as well as $11.0 billion in certain real estate loans and $3.1 billion in mortgage-backed securities. FHLB advances are comprised of the following:

		December 31,

(Dollars in thousands)	2002		2001

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Fixed rate advances	$8,619,560	4.37%	$8,218,827	5.19%
Variable rate advances	409,605	1.23	424,477	1.75

Total advances	9,029,165	4.23	8,643,304	5.02
Plus amortized premium on advances	8,760	—	13,934	—

Total advances, net	$9,037,925	4.18	$8,657,238	4.95

Including the effect of interest rate swaps		4.26%		5.02%

Scheduled repayments of FHLB advances are as follows:

		December 31, 2002

(Dollars in thousands)	Fixed Rate Advances		Variable Rate Advances

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Maturing in:
2003	$2,595,000	1.34%	$—	—%
2004	125,000	5.64	—	—
2005	2,265,200	6.23	—	—
2006	500,088	4.98	—	—
2007	2,017,095	5.49	173,743	1.22
Thereafter	1,117,177	5.20	235,862	1.24

Total advances, net	$8,619,560	4.37%	$409,605	1.23%

At December 31, 2002, certain fixed rate agreements are convertible to LIBOR at the counterparty’s option beginning in 2003. If the counterparty exercises its option, the Company can prepay the advance in full or part on the effective conversion date or on the quarterly repricing date.

NOTE 10. FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

Federal funds purchased and repurchase agreements consist of the following:

	December 31,

(Dollars in thousands)	2002		2001

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due within 30 days	$283,912	1.33%	$203,259	1.67%

48     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

NOTE 11. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,

(Dollars in thousands)	2002	2001

Subordinated notes, due May 2012, interest payable semi-annually at 6.375% (net of unamortized discount of $2.0 million in 2002)	$398,010	$—
Senior notes, due February 15, 2004, interest payable at 7.125% (net of unamortized discount of $.3 million in 2002 and $.6 million in 2001)	94,782	94,524
Zero coupon bonds of $151 million at December 31, 2002 and 2001, due February 2005, with yield to maturity of 11.37%	118,767	106,162
Installment obligations without recourse	80,308	85,482
Variable-rate bonds, due December 1, 2015, interest payable semi-annually at 4.75% with a ceiling of 9.50%	10,000	10,000
Other	6,986	8,242

Total	$708,853	$304,410

The zero coupon bonds are collateralized by mortgage-backed securities with a par value of $229.2 million and $202.3 million at December 31, 2002 and 2001, respectively.

     On May 20, 2002, Charter One Bank issued $400.0 million of 6.375% subordinated notes due May 15, 2012. Interest on the subordinated notes is payable semiannually. The subordinated notes are subordinated to the claims of depositors and other creditors of Charter One Bank, except liabilities which by their terms rank equally with or are subordinate to the subordinated notes. Each subordinated note is Charter One Bank’s direct, unconditional and unsecured general obligation. The net proceeds from the subordinated notes were used by the Bank for general corporate purposes.

NOTE 12. INTEREST RATE SWAPS

The Company uses interest rate swaps as one of the tools to manage its interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). The Company utilizes fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain of these agreements, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. The Company has assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

     The Company utilizes fixed payment interest rate swaps to convert certain floating-rate FHLB advances into fixed-rate instruments. Under these agreements, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

     The Company utilized a fixed receipt interest rate swap to convert our $400.0 million of subordinated notes into a variable instrument. Under this agreement, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR. Such interest rate swap is designated and qualifies as a fair value hedge under SFAS No. 133. The Company assumed no ineffectiveness in the hedging relationship. Any gain or loss on the interest rate swap was offset by a gain or loss on the subordinated notes during the period of change in fair values.

     Additionally, on May 20, 2002, the Company entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the subordinated notes discussed above. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the year ended December 31, 2002, the net unrealized loss of $25.9 million attributed to these interest rate swaps was recognized in the Company’s Consolidated Statement of Income under the caption “net gains.” The corresponding interest rate swap liabilities were recognized in the Company’s Consolidated Statement of Financial Condition at December 31, 2002 under the caption “accrued expenses and other liabilities.”

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       49

Information on the interest rate swaps, by maturity date, is as follows:

					December 31,

(Dollars in thousands)		2002					2001

		Receiving		Paying			Receiving		Paying
	Notional	Interest		Interest		Notional	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

Fixed Payment and Fixed Receipt (1)
2007	$1,005,000	4.31%		2.75%		$—	—%		—%

Fixed Payment and Variable Receipt
2002	$—	—%		—%		$25,000	3.73%		6.44%
2003	409,605	1.42		3.55		409,605	1.94		3.55
2004	375,000	1.40		3.66		—	—		—
2006	200,000	1.40		4.69		—	—		—

Total	$984,605	1.41	%(2)	3.82%		$434,605	2.04	%(2)	3.71%

Variable Payment and Fixed Receipt
2003	$—	—%		—%		$255,000	4.08%		2.14%
2004	315,000	2.80		1.57		—	—		—
2006	—	—		—		930,000	5.80		2.12
2007	555,000	5.51		1.55		10,000	7.25		2.36
2010	—	—		—		10,000	7.40		2.06
2011	—	—		—		45,000	6.33		1.94
2012	400,000	5.76		1.75		—	—		—

Total	$1,270,000	4.92%		1.62	%(2)	$1,250,000	5.49%		2.12	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based on LIBOR.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

	December 31,

(Dollars in thousands)	2002	2001

Unrealized gain (loss):
Fair value hedges	$84,341	$23,376
Cash flow hedges	(7,043)	(3,584)
Unhedged interest rate swaps	(25,905)	—

Total fair value	$51,393	$19,792

The net benefit of interest rate swaps included in interest expense is as follows:

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Interest (income) expense:
Deposits	$(44,792)	$(21,774)	$(8,879)
FHLB advances	7,317	1,241	—
Subordinated notes	(9,792)	—	—
Unhedged interest rate swaps	7,903	—	—

Total	$(39,364)	$(20,533)	$(8,879)

The Company is exposed to credit loss in the event of nonperformance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.

NOTE 13. INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Current	$111,810	$46,396	$33,463
Deferred	156,923	186,502	170,321

Total	$268,733	$232,898	$203,784

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

			Year Ended December 31,

	2002		2001		2000

(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Tax at statutory rate	$296,240	35.0%	$257,057	35.0%	$223,211	35.0%
Decrease due to:
Bank owned life insurance	(12,878)	(1.5)	(13,615)	(1.9)	(13,429)	(2.1)
General business credits	(5,000)	(.6)	(3,443)	(.5)	(2,500)	(.4)
EISOP dividends	(4,333)	(.5)	(440)	(.1)	(440)	(.1)
Other	(5,296)	(.6)	(6,661)	(.8)	(3,058)	(.4)

Income tax provision	$268,733	31.8%	$232,898	31.7%	$203,784	32.0%

50     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Deferred tax assets:
Book allowance for loan losses	$108,561	$84,466	$62,581
Accrued and deferred compensation	3,010	1,936	3,267
Alternative minimum tax credit	—	47,638	53,728
Other	2,088	27,886	53,170

Total deferred tax assets	113,659	161,926	172,746

Deferred tax liabilities:
Leasing activities, net	663,145	557,246	386,053
FHLB stock dividend	68,824	58,018	45,307
Deferred loan costs	29,533	28,731	29,136
Tax allowance for loan losses	932	2,285	3,640
Net unrealized gain on securities	78,528	20,586	12,825
Other	371	10,099	44,346

Total deferred tax liabilities	841,333	676,965	521,307

Net deferred tax liability	$(727,674)	$(515,039)	$(348,561)

In 2002 and 2001, Charter One recaptured excess bad debt reserves of $4.0 million and $3.8 million, respectively, resulting in payments of $1.4 million and $1.3 million which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a “bank.” Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $321.3 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

NOTE 14. REGULATORY MATTERS

Federal Reserve Board (“FRB”) regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $56.1 million and $78.5 million at December 31, 2002 and 2001, respectively.

     The Bank may not declare or pay cash dividends on its shares of common stock if the payment would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 2002, approximately $463.7 million of the Company’s retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.

     As a financial holding company, Charter One is subject to regulation by the FRB under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. The Bank is subject to various regulatory capital requirements administered by the OCC. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Charter One and the Bank to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. The actual regulatory capital ratios calculated for Charter One and Charter One Bank, N.A., along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action are as follows:

	December 31, 2002

					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:
Total capital to risk-weighted assets	$3,239,604	11.67%	$2,220,734	>8.00%	$2,775,917	>10.00%
Tier 1 capital to risk-weighted assets	2,513,577	9.05	1,110,367	>4.00	1,665,550	>6.00
Tier 1 capital to average assets	2,513,577	6.10	1,648,861	>4.00	N/A	N/A

Charter One Bank(1)(2):
Total capital to risk weighted assets	3,150,686	11.36	2,219,719	>8.00	2,774,649	>10.00
Tier 1 capital to risk-weighted assets	2,091,615	7.54	1,109,860	>4.00	1,664,789	>6.00
Tier 1 capital to average assets	2,091,615	5.11	1,636,187	>4.00	2,045,234	>5.00

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       51

			December 31, 2001

					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Charter One:
Total capital to risk-weighted assets	$2,773,390	10.23%	$2,168,434	>8.00%	$2,710,542	>10.00%
Tier 1 capital to risk-weighted assets	2,517,875	9.29	1,084,217	>4.00	1,626,325	>6.00
Tier 1 capital to average assets	2,517,875	6.81	1,479,451	>4.00	1,849,313	>5.00
Charter One Commercial (1):
Total capital to risk-weighted assets	39,729	46.21	6,877	>8.00	8,597	>10.00
Tier 1 capital to risk-weighted assets	39,729	46.21	3,439	>4.00	5,158	>6.00
Tier 1 capital to average assets	39,729	13.72	11,579	>4.00	14,474	>5.00
Charter One Bank (2):
Total capital to risk-weighted assets	2,659,977	10.01	2,125,856	>8.00	2,657,320	>10.00
Tier 1 capital to risk-weighted assets	1,910,830	7.19	N/A	N/A	1,594,392	>6.00
Core capital to adjusted tangible assets	1,932,552	5.12	1,509,358	>4.00	1,886,698	>5.00
Tangible capital to tangible assets	1,932,552	5.12	566,009	>1.50	N/A	N/A

(1)	On May 16, 2002, Charter One Commercial merged into Charter One Bank. At December 31, 2001, Charter One Commercial was subject to various regulatory capital requirements administered by the FDIC.

(2)	On May 7, 2002, Charter One Bank converted from a thrift to a national bank. At December 31, 2001, Charter One Bank was subject to various regulatory capital requirements administered by the Office of Thrift Supervision.

     Management believes that, as of December 31, 2002, Charter One and Charter One Bank, individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

NOTE 15. STOCK PURCHASE RIGHTS

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

NOTE 16. STOCK OPTION PLANS

At December 31, 2002, the Company has several stock option plans under which 16.1 million shares of common stock are reserved for grant to officers, key employees and directors. All of the Company’s plans have been approved by the Company’s shareholders. The date on which the options are first exercisable is determined by the Stock Option Committee of the Board of Directors (the “Committee”). The options expire no later than 10 years from the grant date.

52     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 2002 and the stock options outstanding at the end of the respective periods. Amounts have been restated to reflect all prior stock dividends.

		Weighted Average
	Number of	Exercise Price of
	Option Shares	Option Shares

Outstanding at January 1, 2000	20,744,971	$15.23
Granted	4,402,921	16.49
Exercised	(2,358,796)	10.28
Forfeited	(848,342)	19.85

Outstanding at December 31, 2000	21,940,754	15.84
Granted	8,182,394	24.71
Acquired through acquisition	1,086,212	16.70
Exercised	(3,082,959)	11.29
Forfeited	(634,713)	19.39

Outstanding at December 31, 2001	27,491,688	18.94
Granted	4,643,260	28.72
Exercised	(3,206,736)	13.27
Forfeited	(357,655)	22.61
Outstanding at December 31, 2002	28,570,557	$21.12

Available for future issuance at December 31, 2002	16,064,928

Financial data pertaining to outstanding stock options were as follows:

		December 31, 2002

			Weighted		Weighted Average
		Average	Average	Number of	Exercise Price
Ranges of	Number of	Remaining	Exercise Price of	Exercisable	of Exercisable
Exercise Prices	Option Shares	Years	Option Shares	Option Shares	Option Shares

$4.86 - $9.59	1,012,756	1.2	$ 6.99	1,012,756	$6.99
10.28 - 14.81	3,253,428	3.1	10.75	3,253,428	10.75
15.24 - 19.92	5,541,982	6.3	16.60	1,882,994	17.08
20.02 - 23.41	6,115,923	5.6	22.46	5,983,623	22.49
24.01 - 24.99	3,996,332	8.0	24.05	134,681	24.27
25.20 - 25.81	3,927,715	8.9	25.34	159,135	25.52
26.01 - 33.54	4,722,421	9.8	28.86	98,780	26.21

	28,570,557	6.8	$ 21.12	12,525,397	$17.46

The Committee may also award restricted shares of common stock to officers and key employees. The terms of the grants are determined by the Committee at the date of the award. As of December 31, 2002, no awards of restricted shares of common stock had been made.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Mortgage-Backed and Investment Securities-Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

     Loans and Leases-At December 31, 2002, the fair value of loans and leases, other than one-to-four family loans, is estimated by discounting the future cash flows using the LIBOR swap curve. The fair value of one-to-four family loans is estimated by discounting the future cash flows using current market rates for loans of similar maturities, along with the LIBOR swap curve. At December 31, 2001, the fair value was estimated by discounting the future cash flows using the current market rates for loans and leases of similar maturities with adjustments for market and credit risks.

     FHLB and Federal Reserve Bank Stock-The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the FHLB and Federal Reserve Bank are executed at par.

     Deposits-At December 31, 2002 and 2001, the fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. At December 31, 2002, the fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the LIBOR swap curve. At December 31, 2001, the fair value of fixed-maturity certificates of deposit was estimated using rates currently offered for advances of similar remaining maturities.

     FHLB Advances, Federal Funds Purchased and Repurchase Agreements and Other Borrowings-At December 31, 2002, the fair value of convertible FHLB advances is provided by the FHLB. The fair value of federal funds purchased and repurchase agreements and other borrowings is estimated by discounting the future cash flows using the LIBOR swap curve. At December 31, 2001, rates available to the Bank for borrowings with similar terms and remaining maturities were used to estimate the fair value of existing borrowings.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       53

Forward Commitments–Quoted market prices are utilized to determine fair value disclosures when such prices are available.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value

Assets:
Cash and cash equivalents	$447,213	$447,213	$516,520	$516,520
Investment securities	214,068	214,371	135,586	135,779
Mortgage-backed securities	12,077,389	12,101,680	9,014,416	9,053,170
Loans and leases, net	26,204,738	27,587,274	25,728,700	26,102,123
FHLB and Federal Reserve Bank stock	681,923	681,923	617,836	617,836
Accrued interest receivable	154,962	154,962	162,065	162,065
Liabilities:
Deposits:
Checking, money market and savings accounts	17,807,967	17,807,967	14,567,186	14,567,186
Certificates of deposit	9,719,876	9,907,256	10,556,123	10,695,580
FHLB advances	9,037,925	9,658,562	8,657,238	9,017,975
Federal funds purchased and repurchase agreements	283,912	283,912	203,259	203,259
Other borrowings	708,853	826,665	304,410	323,957
Advance payments by borrowers for taxes and insurance	23,595	23,595	54,103	54,103
Accrued interest payable	38,372	38,372	57,704	57,704
Off-Balance-Sheet Items:
Forward commitments to purchase/sell/originate loans or mortgage-backed securities		2,855		4,397

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

The summarized financial statements of Charter One (parent company only) as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 are as follows:

STATEMENTS OF FINANCIAL CONDITION

	December 31,

(Dollars in thousands)	2002	2001

Assets:
Deposits with subsidiaries	$29,484	$55,043
Cash equivalents	4,295	138
Investments in and receivables due from subsidiaries	3,139,533	2,401,473
Securities and other assets	12,527	570,318

Total assets	$3,185,839	$3,026,972

Liabilities:
Other borrowings	$94,781	$94,524
Accrued expenses and other liabilities	7,233	3,948

Total liabilities	102,014	98,472

Shareholders’ Equity:
Common stock and additional paid-in capital	2,195,371	2,094,016
Retained earnings	824,564	811,093
Treasury stock, at cost	(82,610)	(14,586)
Accumulated other comprehensive income	146,500	37,977

Total shareholders’ equity	3,083,825	2,928,500

Total liabilities and shareholders’ equity	$3,185,839	$3,026,972

STATEMENTS OF INCOME

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Income:
Dividends from subsidiaries	$625,000	$407,300	$1,022,400
Interest and dividends on securities	20,148	39,382	17,914
Other income	1,467	1,064	1,238

Total income	646,615	447,746	1,041,552

Expenses:
Interest expense	7,034	7,015	7,022
Administrative expenses	6,568	6,566	5,663

Total expenses	13,602	13,581	12,685

Income before undistributed income of subsidiaries	633,013	434,165	1,028,867

Equity in undistributed income (losses) of subsidiaries	(55,345)	66,549	(594,905)

Net income	$577,668	$500,714	$433,962

54     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(Dollars in thousands)	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$577,668	$500,714	$433,962
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	55,345	(66,549)	594,905
Other	(701,989)	(470,851)	(704,580)

Net cash provided by (used in) operating activities	(68,976)	(36,686)	324,287

Cash Flows from Investing Activities:
Payments for investments in and advances to subsidiaries	(332,732)	(116,713)	(553,800)
Repayment of investments in and advances to subsidiaries	916,805	368,000	719,400
Purchases of securities	(5,633)	(1,000)	—

Net cash provided by investing activities	578,440	250,287	165,600

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	58,569	49,443	30,209
Payment of dividends on common stock	(191,070)	(167,052)	(144,659)
Net purchases of treasury stock	(398,365)	(122,597)	(293,763)

Net cash used in financing activities	(530,866)	(240,206)	(408,213)

Increase (decrease) in deposits with subsidiaries and cash equivalents	$(21,402)	$(26,605)	$81,674

NOTE 19. SUBSEQUENT EVENT

On January 16, 2003, the Boards of Directors of the Company and Advance Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Advance Bancorp for $72 million in Charter One common stock. Advance Bank, the principal subsidiary of Advance Bancorp, is a state-chartered commercial bank headquartered in Lansing, Illinois with approximately $632 million in assets, $491 million in deposits, and 14 branch offices located in Cook County, Illinois. The merger, which will be accounted for as a purchase, is expected to close in the second or third quarter of 2003. The transaction is subject to required bank regulatory approvals and approval by Advance Bancorp shareholders.

independent AUDITORS’ REPORT

To the Shareholders and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter One Financial, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP
Cleveland, Ohio
January 17, 2003

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       55

report of MANAGEMENT ON INTERNAL CONTROL PURSUANT
TO SECTION 36 OF THE FEDERAL DEPOSIT INSURANCE ACT

January 17, 2003

FINANCIAL STATEMENTS

The management of Charter One Bank, N.A. (“the Bank”) is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on informed judgments, assumptions and estimates made by management.

INTERNAL CONTROL

Management is responsible for establishing and maintaining effective internal control over financial reporting for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report instructions”). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Bank’s internal control over financial reporting for financial presentations in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Bank maintained effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and Call Report instructions as of December 31, 2002.

     The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Bank’s management; it includes members with banking or related management experience, has access to its own outside counsel, and does not include any large customers of the Bank. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the independent auditors for the purpose of preparing or issuing an audit report or related work. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Bank in addition to reviewing the Bank’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (“FDIC”) as safety and soundness laws and regulations.

     Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2002.

/s/ Charles John Koch	/s/ Richard W. Neu

Charles John Koch	Richard W. Neu
Chairman of the Board,	Executive Vice President and
President and	Chief Financial Officer
Chief Executive Officer

56     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

independent AUDITORS’ REPORT PURSUANT
TO SECTION 36 OF THE FEDERAL DEPOSIT INSURANCE ACT

The Audit Committee of the Board of Directors
Charter One Bank, N.A.
Cleveland, Ohio

We have examined management’s assertion, included in the accompanying Report of Management on Internal Control Pursuant to Section 36 of the Federal Deposit Insurance Act, that Charter One Bank, N.A. maintained effective internal control over financial reporting for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (“Call Report instructions”) as of December 31, 2002 based on the criteria established in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO report”). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assertion based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

     Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assertion that Charter One Bank, N.A. maintained effective internal control over financial reporting for financial presentations in conformity with both accounting principles generally accepted in the United States of America and the Call Report instructions as of December 31, 2002 is fairly stated, in all material respects, based on the criteria established in the COSO report.

/s/  Deloitte & Touche LLP

January 17, 2003

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       57

form 10-K

This Annual Report includes the information required in our Form 10-K filed with the Securities and Exchange Commission (“SEC”). The integration of the two documents gives our shareholders and other interested parties timely, efficient and comprehensive information on our financial condition and results of operations for the year ended December 31, 2002. Portions of this Annual Report are not required by the Form 10-K report and are not filed as part of the Company’s Form 10-K filed with the SEC. Only those portions of this Annual Report referenced in the cross reference index are incorporated in the Form 10-K filed with the SEC. The report has not been approved or disapproved by the SEC, nor has the SEC passed upon its accuracy or adequacy.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-15495

CHARTER ONE FINANCIAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	34-1567092

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1215 Superior Avenue, Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (216) 566-5300
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value), including related preferred stock purchase rights	New York Stock Exchange

(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:
None

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
As of June 30, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sale price of $32.74 per common share as of that date, was $7,570,169,949.

     The number of shares outstanding of the Registrant’s sole class of common stock as of February 21, 2003 was 225,079,463.

     Portions of the Registrant’s proxy statement for the April 22, 2003 Annual Meeting of Shareholders are incorporated by reference in Part III.

58     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

Form 10-K Cross Reference Index

Item
Number		Pages

PART I
1.	Business	59-60
2.	Properties	60-61
3.	Legal Proceedings	61
4.	Submission of Matters to a Vote of Security Holders – Not Applicable
PART II
5.	Market for Registrant’s Common Equity and Related Shareholder Matters	30
6.	Selected Financial Data	16-17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32
7A.	Quantitative and Qualitative Disclosure About Market Risk	28-29
8.	Financial Statements and Supplementary Data	33-56
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures — Not Applicable
PART III
10.	Directors and Executive Officers of the Registrant – Note (1)
11.	Executive Compensation – Note (1)
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters – Note (1)(2)
13.	Certain Relationships and Related Transactions – Note (1)
14.	Controls and Procedures	61
PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	33-58
Signatures		61
Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		62-63

Exhibits – The index of exhibits has been filed as separate pages of the 2002 Form 10-K and is available to shareholders on request from the Registrant’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules – All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.

Reports on Form 8-K – On October 8, 2002, the Registrant filed a report on Form 8-K containing a press release announcing earnings expectations for the third quarter of 2002.

Note (1): Incorporated by reference from the Registrant’s Proxy Statement for the April 22, 2003 Annual Meeting of Shareholders. None of the foregoing incorporation by reference shall include the information referred to in Item 306 or Item 402(a)(8) of Regulation S-K.

Note (2): See Note 16 to the Notes to Consolidated Financial Statements for information relating to the Company’s equity compensation plans.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT     59

ITEM 1. BUSINESS

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One’s principal line of business is consumer banking which is primarily conducted through the operations of Charter One Bank, N.A. and its subsidiaries. The executive offices of Charter One are located at 1215 Superior Avenue, Cleveland, Ohio 44114, and the telephone number is (216) 566-5300. See “Selected Financial Data” under Part II, Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 and Note 1 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for additional information relating to Charter One’s business.

     Charter One has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 3 and 19 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and branch acquisitions.

     Our reports, proxy statements and other information we file with the SEC, as well our news releases, Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Audit Committee Charter, Corporate Governance/Nominating Committee Charter and Compensation Committee Charter, are available free of charge through our Internet site at http://www.charterone.com. This information can be found on the Investor Relations page of our Internet site. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to our Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

MARKET AREA AND COMPETITION

As of December 31, 2002, Charter One was ranked the 21st largest bank holding company in the country and operated through numerous banking offices: 112 in Ohio, 104 in Michigan, 128 in New York, 81 in Illinois, 26 in Vermont and 10 in Massachusetts. The branch locations operate under the Charter One Bank name in all areas.

     Based on 2002 data from SNL Datasource, the counties served by the Bank include approximately 36% of the population of Ohio, 54% of Michigan, 52% of New York (excluding New York City), 65% of Illinois, 80% of Vermont and 10% of Massachusetts.

     The consumer banking business is highly competitive. Charter One competes actively in all aspects and areas of its business with consumer and commercial banks, savings and loans, mortgage bankers and other financial service entities. Charter One also competes with non-financial institutions, including retail stores that maintain their own credit programs and governmental agencies that make available low cost or guaranteed loans to certain borrowers.

REGULATION

As a financial holding company, Charter One is subject to regulation by the Federal Reserve Board. Charter One is required to file reports with the Federal Reserve Board and is subject to regular inspections by that agency. Financial holding companies may engage in a broad array of banking, insurance and securities activities. The insurance activities include both underwriting and agency activities, as well as title insurance activities, and are generally subject to state law licensing requirements. However, state anti-affiliation laws have been generally preempted. The securities activities include both underwriting and agency activities. Aside from activities expressly permitted under the Gramm Leach-Bliley Act, financial holding companies may engage in activities which the Federal Reserve Board in consultation with, and with the non-objection of, the U.S. Treasury Department, determines to be (i) financial in nature or (ii) incidental to a financial activity, or activities which the Federal Reserve Board determines on its own to be “complementary” to a financial activity without posing a substantial risk to the safety and soundness of the depository institution or the financial system generally. With the exception of our minor real estate development activities, the list of permissible activities includes all current operations of Charter One. We intend to comply with the Federal Reserve Board’s divestiture orders with respect to these real estate development activities, the time period for which may be extended under the law.

     On January 7, 2002, Charter One Bank filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert from a thrift to a national bank. The conversion was effective May 7, 2002 and resulted in changing the Bank’s name to Charter One Bank, N.A. from Charter One Bank, F.S.B. As a national bank, Charter One Bank is subject to supervision, regulation and examination by its primary regulator, the OCC, as well as the Federal Deposit Insurance Corporation.

     See Management’s Discussion and Analysis – “Capital and Dividends” under Part II, Item 7 of this Form 10-K, and Note 14 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for a discussion of the regulatory capital calculations and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

     Sarbanes-Oxley Act – On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act (the “Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of many of these requirements remains to be determined.

60     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The SOA addresses, among other matters:

•	audit committees;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement;

•	a prohibition on the sale of stock by directors and executives during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on certain personal loans to directors and officers;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports; expedited filing requirements for Form 4s;

•	the formation of a public company accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which become effective from within 30 days to one year from enactment. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

EXECUTIVE OFFICERS

Executive Officers of the Registrant–The executive officers of Charter One, each of whom is currently an executive officer of Charter One Bank, are identified below. The executive officers of Charter One are elected annually by its Board of Directors to serve until the next annual election of officers following the Annual Meeting of Shareholders.

	Age at		Officer
Name	December 31, 2002	Position	Since

Charles John Koch	56	Chairman of the Board, President and Chief Executive Officer	1987
Mark D. Grossi	49	Executive Vice President	1992
John David Koch	50	Executive Vice President	1987
Richard W. Neu	46	Executive Vice President and Chief Financial Officer	1995
Robert J. Vana	53	Senior Vice President, Chief Corporate Counsel and Corporate Secretary	1987

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

ITEM 2. PROPERTIES

The executive offices of Charter One and Charter One Bank are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by Charter One. Charter One Bank also maintains an operations center in a single-story building and a service center in a two-story building owned by the Bank and located in Cleveland, Ohio. The Bank owns various other office buildings including two four-story office buildings in Rochester, New York; a two-story and three-story office building in Albany, New York; a nine-story office building in Toledo, Ohio; a four-story office building in downtown Canton, Ohio; a three-story office building in Akron, Ohio; three two-story office buildings in Detroit, Michigan and six two-story office buildings, three three-story office buildings and a four-story office building in metropolitan Chicago, Illinois. Most buildings include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       61

As of December 31, 2002, in addition to the Bank’s 461 banking locations, Charter One Bank and its subsidiaries operated 26 loan production offices in 11 states. At December 31, 2002, Charter One Bank owned 258 of these banking locations and leased the remainder. We operate 913 ATMs at various banking offices and are a member of Star Systems (“STAR”), which provides our customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Lease terms range from monthly to 20 years.

ITEM 3. LEGAL PROCEEDINGS

Charter One and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of Charter One.

     In 2002, Charter One filed stipulations of dismissal regarding five claims asserted in previously disclosed court cases related to its supervisory goodwill litigation, which have been outstanding since 1995. As outlined in previous SEC filings on Form 10-K, Charter One and various predecessors had asserted five separate claims against the United States of America for breach of certain agreements involving supervisory goodwill and capital credits. Based on the outcome of similar cases and related damages, Charter One has determined that the cost of further litigation of the five dismissed claims would likely exceed the potential benefits.

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Act) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since the date of this evaluation there have been no significant changes in, or corrective actions taken regarding, the Company’s internal controls or in other factors that could significantly affect these controls.

     The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 14, 2003.

CHARTER ONE FINANCIAL, INC.

By: Charles John Koch
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
Herbert G. Chorbajian, Director
Phillip Wm. Fisher, Director
Denise Marie Fugo, Director
Mark D. Grossi, Director, Executive Vice President
Karen R. Hitchcock, Director
John D. Koch, Director, Executive Vice President
Barbara J. Mahone, Director
Michael P. Morley, Director
Ronald F. Poe, Director
Victor A. Ptak, Director
Melvin J. Rachal, Director
Jerome L. Schostak, Director
Joseph C. Scully, Director
Mark Shaevsky, Director
Leonard S. Simon, Director
John P. Tierney, Director

62     THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT

certifications OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Charles John Koch, certify that:

1.     I have reviewed this annual report on Form 10-K of Charter One Financial, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.     The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/  Charles John Koch

Charles John Koch
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

THE CHARTER ONE FINANCIAL, INC. ANNUAL REPORT       63

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Richard W. Neu, certify that:

1.     I have reviewed this annual report on Form 10-K of Charter One Financial, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.     The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/  Richard W. Neu

Richard W. Neu
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

CHARTER ONE FINANCIAL, INC., CORPORATE DIRECTORY

DIRECTORS AND EXECUTIVE
OFFICERS

Charles John Koch
Chairman, President and
Chief Executive Officer,
Charter One Financial, Inc.
and Charter One Bank, N.A.

Patrick J. Agnew
Former President and
Chief Operating Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Herbert G. Chorbajian
Vice Chairman,
Charter One Financial, Inc.
and former Chairman, President
and Chief Executive Officer,
ALBANK Financial Corporation
Albany, New York

Philip Wm. Fisher
Principal of The Fisher Group
Detroit, Michigan

Denise Marie Fugo
President of City Life, Inc.
Cleveland, Ohio

Mark D. Grossi
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, N.A.

Karen R. Hitchcock, Ph.D.
President, University at Albany
Albany, New York

John D. Koch
Executive Vice President,
Charter One Financial, Inc.
and Charter One Bank, N.A.

Barbara J. Mahone
Executive Director,
Human Resources,
General Motors Product
Development,
Detroit, Michigan

Michael P. Morley
Executive Vice President and
Chief Administrative Officer,
Eastman Kodak Company
Rochester, New York

Richard W. Neu
Executive Vice President
and Chief Financial Officer,
Charter One Financial, Inc.
and Charter One Bank, N.A.

Ronald F. Poe
President,
Ronald F. Poe & Associates
White Plains, New York

Victor A. Ptak
Vice President/
Investment Officer,
Wachovia Securities,
and formerly General Partner
of J.C. Bradford
Cleveland, Ohio

Melvin J. Rachal
President and
Chief Operating Officer,
Midwest Stamping, Inc.
Maumee, Ohio

Jerome L. Schostak
Vice Chairman,
Charter One Financial, Inc.
and Chairman of the Board
and Chief Executive Officer,
Schostak Brothers &
Company, Inc.
Southfield, Michigan

Joseph C. Scully
Former Chairman and
Chief Executive Officer,
St. Paul Bancorp, Inc.
Chicago, Illinois

Mark Shaevsky
Counsel,
Honigman Miller
Schwartz and Cohn LLP
Detroit, Michigan

Leonard S. Simon
Former Chairman and
Chief Executive Officer,
RCSB Financial, Inc.
Rochester, New York

John P. Tierney
Retired Chairman and
Chief Executive Officer,
Chrysler Financial Corporation
Detroit, Michigan

SHAREHOLDER INFORMATION

Annual Meeting
The Annual Meeting of Shareholders of Charter One Financial, Inc. will be held at 11 a.m. local time, Tuesday, April 22, 2003 at The Forum Conference Center in Cleveland, Ohio.

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

Transfer Agent
EquiServe
Shareholder Services Department
P.O. Box 43010
Providence, Rhode Island 02940
(800) 733-5001
www.equiserve.com

Directors Emeriti
Dr. Norman P. Auburn
Eugene B. Carroll, Sr.
Charles M. Heidel
George M. Jones
Henry R. Nolte, Jr.
Fred C. Reynolds
Charles A. Shirk
Eresteen R. Williams

CORPORATE INFORMATION

Corporate Website
www.charterone.com

Investor Relations
(800) 262-6301
Ellen L. Batkie
Senior Vice President
(734) 453-7334

Corporate Marketing
and Communications
Cindy Schulze
Senior Vice President
(216) 298-7155

Independent Auditors
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

Legal Counsel: Internal
Robert J. Vana
Chief Corporate Counsel
and Secretary

Legal Counsel: External
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

Legal Counsel: External
(Corporate, Securities,
Bank Regulatory Counsel)
Silver, Freedman & Taff L.L.P.
1700 Wisconsin Avenue, N.W.
Washington, DC 20007

Headquarters
1215 Superior Avenue
Cleveland, Ohio 44114
(216) 566-5300

[CHARTER ONE FINANCIAL, INC.® LOGO]

www.charterone.com

CHARTER ONE FINANCIAL, INC.  |  1215 SUPERIOR AVENUE  |  CLEVELAND, OHIO 44114

338-AR-03

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.7	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.8	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

10.10	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.18	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.19	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan.

10.21	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan.

10.22	Charter One Bank, N.A.’s Stock Deferred Compensation Plan.

10.23	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans.

10.24	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan.

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

23	Consent of Deloitte & Touche LLP

99.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Item 906 of the Sarbanes-Oxley Act of 2002