Form 10-Q
period 2003-03-31
CHARTER ONE FINANCIAL INC
filed 2003-05-09
CIK 819692

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X        No

The number of shares outstanding of the registrant’s sole class of common stock as of April 30, 2003 was 225,004,656.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	3/31/03	12/31/02

	(Dollars in thousands,
	except per share data)
ASSETS

Cash accounts	$497,969	$436,970

Interest-bearing deposits with banks	9,757	9,731

Federal funds sold and other	1,350,513	512

Total cash and cash equivalents	1,858,239	447,213

Investment securities:

Available for sale	227,137	210,095

Held to maturity (fair value of $4,457 and $4,276)	4,157	3,973

Mortgage-backed securities:

Available for sale	12,799,506	11,536,608

Held to maturity (fair value of $466,183 and $565,072)	445,207	540,781

Loans and leases, net	24,685,258	25,852,846

Loans held for sale	291,729	351,892

Bank owned life insurance	837,660	829,043

Federal Home Loan Bank and Federal Reserve Bank stock	679,339	681,923

Premises and equipment	355,084	353,730

Accrued interest receivable	149,989	154,962

Real estate and other collateral owned	42,106	42,980

Loan servicing assets	139,085	128,564

Goodwill	386,372	386,372

Other assets	347,735	375,090

Total assets	$43,248,603	$41,896,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$27,383,615	$27,527,843

Federal Home Loan Bank advances	10,446,630	9,037,925

Federal funds purchased and repurchase agreements	52,496	283,912

Other borrowings	707,591	708,853

Advance payments by borrowers for taxes and insurance	46,706	23,595

Accrued interest payable	72,017	38,372

Accrued expenses and other liabilities	1,307,416	1,191,747

Total liabilities	40,016,471	38,812,247

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 227,571,468 and 227,571,468 shares issued	2,276	2,276

Additional paid-in capital	2,197,388	2,193,095

Retained earnings	908,486	824,564

Less 2,539,076 and 2,781,151 shares of common stock held in treasury at cost	(74,423)	(82,610)

Accumulated other comprehensive income	198,405	146,500

Total shareholders’ equity	3,232,132	3,083,825

Total liabilities and shareholders’ equity	$43,248,603	$41,896,072

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands,
	except per share data)
Interest income:

Loans and leases	$377,724	$427,838

Mortgage-backed securities:

Available for sale	149,311	111,128

Held to maturity	8,269	14,800

Investment securities:

Available for sale	3,043	2,962

Held to maturity	54	71

Other interest-earning assets	7,385	7,912

Total interest income	545,786	564,711

Interest expense:

Deposits	133,743	170,401

Federal Home Loan Bank advances	99,799	103,716

Other borrowings	13,203	7,497

Total interest expense	246,745	281,614

Net interest income	299,041	283,097

Provision for loan and lease losses	61,471	28,717

Net interest income after provision for loan and lease losses	237,570	254,380

Other income:

Retail banking	84,100	73,756

Mortgage banking	(27)	11,290

Leasing operations	(6,856)	270

Net gains	76,653	21,727

Bank owned life insurance and other	7,956	9,508

Total other income	161,826	116,551

Administrative expenses:

Compensation and employee benefits	87,056	77,252

Net occupancy and equipment	31,186	28,563

Marketing expenses	13,647	8,829

Federal deposit insurance premiums	1,142	1,211

Other administrative expenses	50,261	46,307

Total administrative expenses	183,292	162,162

Income before income taxes	216,104	208,769

Income taxes	68,613	66,284

Net income	$147,491	$142,485

Basic earnings per share(1)	$.66	$.61

Diluted earnings per share(1)	$.64	$.60

Average common shares outstanding(1):

Basic	224,997,398	231,684,629

Diluted	230,460,847	238,221,934

Cash dividends declared per share(1)	$.22	$.19

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands)
Cash flows from operating activities:

Net income	$147,491	$142,485

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	61,471	28,717

Net gains	(76,653)	(21,727)

Accretion of discounts, amortization of premiums, amortization of goodwill and depreciation, net	55,602	20,608

Origination of loans held for sale	(763,051)	(644,097)

Proceeds from sale of loans held for sale	762,027	642,876

Increase in accrued interest payable	33,645	2,109

Other	107,712	84,179

Net cash provided by operating activities	328,244	255,150

Cash flows from investing activities:

Net principal disbursed on loans and leases	(2,252,822)	(1,552,891)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	96,981	155,391

Mortgage-backed securities available for sale	974,423	465,805

Investment securities held to maturity	75	1,490

Investment securities available for sale	23,533	20,733

Proceeds from sale of:

Mortgage-backed securities available for sale	2,545,803	2,181,745

Investment securities available for sale	1,029	177

Federal Home Loan Bank and Federal Reserve Bank stock	14,629	6,944

Purchase of:

Mortgage-backed securities available for sale	(1,209,871)	—

Investment securities available for sale	(42,437)	(24,363)

Federal Home Loan Bank and Federal Reserve Bank stock	(5,051)	(1,035)

Loans	(3,765)	(4,715)

Loan servicing assets, including those originated	(40,289)	(32,067)

Other	(25,650)	(15,377)

Net cash provided by investing activities	76,588	1,201,837

Cash flows from financing activities:

Net increase (decrease) in short-term borrowings	178,584	(971,027)

Proceeds from long-term borrowings	1,004,160	25,647

Repayments of long-term borrowings	(4,755)	(4,628)

Increase in deposits	23,111	517,781

Decrease in advance payments by borrowers for taxes and insurance	(143,816)	(9,410)

Payment of dividends on common stock	(49,508)	(44,034)

Proceeds from issuance of common stock	15,208	19,727

Purchase of treasury stock	(16,790)	(152,208)

Net cash provided by (used in) financing activities	1,006,194	(618,152)

Net increase in cash and cash equivalents	1,411,026	838,835

Cash and cash equivalents, beginning of the period	447,213	516,520

Cash and cash equivalents, end of period	$1,858,239	$1,355,355

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$212,689	$403,489

Cash paid for income taxes	—	2,500

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	3,419,116	2,717,271

See Notes to Consolidated Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Guarantees that have been entered into by the Company are disclosed in “Liquidity” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial condition or results of operations.

4.	On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of March 31, 2003):

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands,
	except per share data)
Net income:

As reported	$147,491	$142,485

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	7,570	7,099

Pro forma	$139,921	$135,386

Basic earnings per share:

As reported	$.66	$.61

Pro forma	.62	.59

Diluted earnings per share:

As reported	.64	.60

Pro forma	.61	.57

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three months ended March 31, 2003 and 2002, respectively:

Three Months Ended

	3/31/03	3/31/02

Dividend yield	3.00%	3.00%

Volatility	47.24-47.26%	35.94-36.12%

Risk-free interest rate	3.35-3.36%	4.54-4.98%

Life of grant	6 years	6 years

The estimated weighted-average date of grant fair value (based on the above option-pricing model and assumptions) for stock options granted in the three months ended March 31, 2003 and 2002 was $10.99 and $8.84, respectively.

5.	In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of the interpretation became effective upon issuance. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

6.	On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (“DIG”) process. For those amendments that relate to SFAS No. 133 implementation guidance, the specific SFAS No. 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.”

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, guidance related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Management has not completed the process of evaluating SFAS No. 149 and therefore has not determined the impact that adopting this statement will have on the consolidated financial condition or results of operations

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts. As of March 31, 2003, the Bank and its subsidiaries were doing business through 477 full-service branches, 26 loan production offices and 918 ATMs.

Pending Acquisition

On January 16, 2003, the Boards of Directors of the Company and Advance Bancorp, Inc. announced a definitive agreement pursuant to which the Company will acquire Advance Bancorp for $72 million in Charter One common stock. Advance Bank, the principal subsidiary of Advance Bancorp, is a state-chartered commercial bank headquartered in Lansing, Illinois with approximately $632 million in assets, $491 million in deposits, and 14 branch offices located in Cook County, Illinois. The merger is expected to close in the second quarter of 2003. The transaction has been approved by Advance Bancorp shareholders and is subject to required bank regulatory approvals.

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

RESULTS OF OPERATIONS

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three months ended March 31, 2003 and 2002. Per share data have been restated to reflect the 5% stock dividend issued September 30, 2002.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands,
	except per share data)
Net income	$147,491	$142,485

Diluted earnings per share	.64	.60

Return on average assets	1.38%	1.52%

Return on average equity	18.48	19.71

Return on average tangible equity(1)	21.29	22.50

Average equity to average assets	7.46	7.71

Net interest income to administrative expenses	1.63x	1.75x

Administrative expenses to average assets	1.71%	1.73%

Efficiency ratio(2)	39.77	40.58

(1)	Computed as the ratio of net income, excluding the amortization of other intangible assets, to average tangible equity.

(2)	Computed as the ratio of total administrative expenses to net interest income and total other income.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	3/31/03			3/31/02

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:

Loans and leases	$25,851,471	$377,724	5.86%	$25,530,842	$427,838	6.73%

Mortgage-backed securities:

Available for sale	12,656,663	149,311	4.72	7,377,573	111,128	6.03

Held to maturity	480,882	8,269	6.88	879,440	14,800	6.73

Investment securities:

Available for sale	206,860	3,043	5.88	144,910	2,962	8.18

Held to maturity	4,060	54	5.29	5,709	71	4.95

Other interest-earning assets	762,760	7,385	3.87	846,552	7,912	3.74

Total interest-earning assets	39,962,696	545,786	5.48	34,785,026	564,711	6.51

Allowance for loan and lease losses	(327,090)			(255,109)

Noninterest-earning assets	3,150,359			2,954,656

Total assets	$42,785,965			$37,484,573

Interest-bearing liabilities:

Deposits:

Checking accounts	$7,541,679	30,618	1.65	$6,137,213	36,380	2.40

Money market and savings accounts	7,929,274	30,327	1.55	6,780,737	37,230	2.23

Certificates of deposit	9,562,013	72,798	3.09	10,448,328	96,791	3.76

Total deposits	25,032,966	133,743	2.17	23,366,278	170,401	2.96

Federal Home Loan Bank advances	10,410,188	99,799	3.88	8,071,957	103,716	5.21

Other borrowings	866,495	13,203	6.10	460,700	7,497	6.51

Total borrowings	11,276,683	113,002	4.05	8,532,657	111,213	5.28

Total interest-bearing liabilities	36,309,649	246,745	2.75	31,898,935	281,614	3.58

Noninterest-bearing liabilities:

Demand deposit accounts	2,017,036			1,695,741

Other noninterest-bearing liabilities	1,266,385			997,966

Total noninterest-bearing liabilities	3,283,421			2,693,707

Total liabilities	39,593,070			34,592,642

Shareholders’ equity	3,192,895			2,891,931

Total liabilities and shareholders’ equity	$42,785,965			$37,484,573

Net interest income		$299,041			$283,097

Interest rate spread			2.73			2.93
Net yield on average interest-earning assets			2.99			3.26

Average interest-earning assets to average interest-bearing liabilities			110.06%			109.05%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $27.5 million and $23.5 million for the three months ended March 31, 2003 and 2002, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended March 31,

	2003 v. 2002

	Increase (decrease) due to

	Rate	Volume	Total

	(Dollars in thousands)
Interest income:

Loans and leases	$(55,985)	$5,871	$(50,114)

Mortgage-backed securities:

Available for sale	(28,104)	66,287	38,183

Held to maturity	315	(6,846)	(6,531)

Investment securities:

Available for sale	(971)	1,052	81

Held to maturity	5	(22)	(17)

Other interest-earning assets	277	(804)	(527)

Total	(84,463)	65,538	(18,925)

Interest expense:

Checking accounts	(12,984)	7,222	(5,762)

Money market and savings accounts	(13,615)	6,712	(6,903)

Certificates of deposit	(16,254)	(7,739)	(23,993)

Federal Home Loan Bank advances	(26,641)	22,724	(3,917)

Other borrowings	(1,486)	7,192	5,706

Total	(70,980)	36,111	(34,869)

Change in net interest income	$(13,483)	$29,427	$15,944

Net interest income was $299.0 million for the three months ended March 31, 2003, up $15.9 million, or 5.6%, from the first quarter of 2002. The increase in net interest income was driven by a $5.2 billion, or 14.9%, increase in average interest-earning assets. Net yield on average interest-earning assets during the first quarter of 2003 was 2.99%, down 27 basis points from the first quarter of 2002. The reduction in the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from deposit repricings in 2002.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2003 was $61.5 million, an increase of $32.8 million from the three months ended March 31, 2002. The increased provision during the first quarter of 2003 was necessary to cover higher charge-offs and maintain the allowance for loan and lease losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Additionally, the provision for loan and lease losses was increased to reflect the continued weakening in the national economy in the first quarter of 2003, specifically in the airline industry. Net charge-offs totaled $33.6 million in the three months ended March 31, 2003, compared to $25.6 million in the three months ended March 31, 2002. The ratio of net charge-offs as a percent of average loans and leases increased 12 basis points to .52% in the first quarter of 2003 from .40% in the first quarter of 2002. The $33.6 million of net charge-offs for 2003 included a $6.1 million charge-off related to the sale of a $19.6 million airline lease. As previously disclosed, the Company also has a second aircraft lessee that has requested concessions on its $14.8 million leveraged lease. At March 31, 2003, we reported this leveraged lease as nonaccrual in our “Nonperforming and Underperforming Assets” table in Figure 9 below. All other aircraft lease contracts are paying as agreed.

The Company’s aircraft leasing portfolio totaled $379.5 million at March 31, 2003, or 1.5% of its total loans and leases. The aircraft leasing portfolio includes $274.3 million to domestic air carriers, with the remainder on corporate jets and cargo planes leased to corporations. The Company has no direct exposure to US Air, United Airlines, American Airlines or Air Canada.

As part of the Bank’s conversion in May 2002 to a national bank subject to regulation by the Office of the Comptroller of the Currency (“OCC”), the Company conformed various policies and reporting practices associated with asset quality to more closely compare to those of its commercial bank peers. These changes neither increased nor decreased ultimate net loan and lease charge-offs. They only affected the timing of recognizing net consumer asset charge-offs through the allowance for loan and lease losses and the disclosure of underperforming consumer assets. Consumer assets include single-family, retail consumer, automobile and consumer finance loan portfolios. These changes had no impact on Charter One’s non-consumer loan portfolios, which include commercial real estate and corporate loans and its lease portfolio, as these portfolios already conformed with OCC-regulated banking practices.

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

See “Financial Condition – Asset Quality” for further information regarding our allowance for loan and lease losses.

Other Income

Other income for the three months ended March 31, 2003 was $161.8 million, an increase of $45.3 million, or 38.8%, over the $116.6 million for the three months ended March 31, 2002. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $10.3 million, or 14.0%, over the comparable period in 2002. Growth in income from retail banking was primarily attributable to ongoing franchise development initiatives and increased marketing efforts. With respect to franchise development activities, we plan aggressive de novo expansion during 2003 and 2004, including 18 in-store locations in Indiana. The expansion is expected to include 125 new banking centers, with 97 in-store and 28 traditional locations. The 2003 goal is to open approximately 85 new banking centers, with 69 in-store and 16 traditional locations. The Company opened 16 banking centers during the first quarter of 2003, the majority of which were in-store locations. Net gains totaled $76.7 million for the first quarter of 2003, an increase of $54.9 million over the first quarter of 2002. The $2.5 billion of mortgage-backed securities sold during the first quarter 2003 were comprised primarily of bank-originated residential mortgage and consumer products, as we generated significantly more residential mortgage and consumer loans than we needed to meet our balance sheet and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

With respect to the decline in mortgage banking income, we increased the valuation allowance on loan servicing assets by $20.7 million in the first quarter of 2003 to $123.4 million due to increasing prepayment speeds. Total mortgage banking income, excluding the $20.7 million increase in the valuation allowance, was $20.6 million in the first quarter of 2003. In the year ago quarter, mortgage banking income totaled $11.3 million. As a result of the strong loan origination and securitization activity in the past 12 months, the portfolio of loans serviced for others increased to $18.7 billion, up 18.0% since March 31, 2002. The related loan servicing asset was reduced to .74% of the portfolio at $139.1 million at March 31, 2003. With an average servicing spread of 36 basis points, that translates into a servicing asset valuation of 2.06 times the servicing spread.

Leasing operations reflected a loss of $6.9 million in the first quarter of 2003, compared to income of $270,000 for the first quarter of 2002. The decline in income resulted from $8.7 million in residual adjustments, which were primarily related to the Company’s aircraft leasing portfolio. See “Provision for Loan and Lease Losses” above and “Financial Condition — Asset Quality” below for further discussion regarding the Company’s aircraft leasing portfolio.

On April 27, 2003, MasterCard International, Inc. agreed to settle a class action lawsuit with Wal-Mart Stores, Inc. and other retailers regarding, among other things, the acceptance of debit cards and the processing of debit transactions. We issue MasterCard debit cards to the majority of our checking account customers. Over the past few years, revenue generated by debit point-of-sale transactions has been one of our fastest growing sources of revenue. The revenue generated from a specific transaction depends on whether it is processed off line (signature based) or on line (PIN based). Off-line transactions tend to generate a higher level of revenue than on-line transactions. During the three months ended March 31, 2003, gross revenue from signature-based debit transactions totaled $11.1 million. Preliminary information on the settlement includes a reduction in the signature-based fee collected from merchants of at least 33% beginning on August 1, 2003. Assuming no increase in debit card volume over first-quarter levels, the lower fee would translate into a reduction in net income of approximately $4.0 million for the five-month period from August 1, 2003 to December 31, 2003.

Administrative Expenses

Administrative expenses were $183.3 million for the three months ended March 31, 2003, an increase of $21.1 million, or 13.0%, as compared to the first quarter of 2002. The increase in administrative expenses was primarily attributable to increased health care and marketing costs, as well as expenses related to the addition of 27 new banking centers in the past 12 months. Despite the increase in administrative expenses, our efficiency ratio improved to 39.77% for the three months ended March 31, 2003, compared to 40.58% for the three months ended March 31, 2002. See the above discussion in “Other Income” regarding factors that contributed to the improvement in our efficiency ratio.

Federal Income Tax

Federal income tax expense for the three months ended March 31, 2003 was $68.6 million, compared to $66.3 million for the same period in 2002. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for both the 2003 and 2002 period.

FINANCIAL CONDITION

Overview

At March 31, 2003, total assets were $43.2 billion, compared to total assets of $41.9 billion at December 31, 2002.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	3/31/03	12/31/02

	(Dollars in thousands)
One-to-four family:

Permanent:

Fixed rate	$5,506,314	$5,869,554

Adjustable rate	2,546,426	2,437,166

Construction	412,973	427,729

	8,465,713	8,734,449

Commercial real estate:

Multifamily	920,295	953,688

Commercial	1,340,272	1,307,593

	2,260,567	2,261,281

Consumer:

Retail	4,173,080	5,494,453

Automobile	5,934,502	5,606,329

Consumer finance	1,005,077	984,772

	11,112,659	12,085,554

Business:

Leasing	2,125,905	2,133,468

Corporate banking	1,368,069	1,318,003

	3,493,974	3,451,471

Loans and leases before allowance for loan and lease losses	25,332,913	26,532,755

Allowance for loan and lease losses	(355,926)	(328,017)

Loans and leases, net(1)	$24,976,987	$26,204,738

Portfolio of loans serviced for others	$18,713,649	$16,893,609

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$3,095,718	$2,657,994

Multifamily	51,440	35,719

Commercial	90,213	92,088

Total permanent loans	3,237,371	2,785,801

Construction:

One-to-four family	3,499	14,031

Multifamily	19,283	24,988

Commercial	10,830	66,234

Total construction loans	33,612	105,253

Total real estate loans originated	3,270,983	2,891,054

Retail consumer	1,079,290	998,727

Automobile	981,114	684,045

Consumer finance	101,927	56,083

Leases	101,571	93,041

Corporate banking	448,326	353,640

Total loans and leases originated	5,983,211	5,076,590

Acquired through business combinations and purchases	3,765	4,715

Sales and principal reductions:

Loans sold	763,051	644,097

Loans exchanged for mortgage backed securities	3,419,116	2,717,271

Principal reductions	2,993,773	2,921,080

Total sales and principal reductions	7,175,940	6,282,448

Decrease before net items	$(1,188,964)	$(1,201,143)

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at March 31, 2003 and December 31, 2002. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	3/31/03	12/31/02

	(Dollars in thousands)
Available for Sale

U.S. Treasury and agency securities	$108,660	$91,462

Securities of U.S. states and political subdivisions	1,895	1,898

Corporate and other securities	116,582	116,735

Total investment securities available for sale	227,137	210,095

Held to Maturity

U.S. Treasury and agency securities	261	3,943

Securities of U.S. states and political subdivisions	3,866	—

Corporate and other securities	30	30

Total investment securities held to maturity	4,157	3,973

Total	$231,294	$214,068

Weighted average rate	5.43%	5.64%

Mortgage-Backed Securities (Figure 7)

	3/31/03	12/31/02

	(Dollars in thousands)
Available for Sale

Participation certificates:

U.S. government and agency issues	$11,375,333	$10,051,046

Collateralized mortgage obligations:

U.S. government and agency issues	1,085,381	1,068,518

Private issues	338,792	417,044

Total mortgage-backed securities available for sale	12,799,506	11,536,608

Held to Maturity

Participation certificates:

U.S. government and agency issues	277,945	311,398

Private issues	42,546	51,717

Collateralized mortgage obligations:

U.S. government and agency issues	71,665	96,130

Private issues	53,051	81,536

Total mortgage-backed securities held to maturity	445,207	540,781

Total	$13,244,713	$12,077,389

Weighted average rate	4.97%	4.95%

Asset Quality

     Being mindful of an economy that continues to exhibit weakness, particularly in the non-consumer sectors, Charter One continued to strengthen its level of loan loss reserves as shown in Figure 8 below. See also “Provision for Loan and Lease Losses” for further discussion.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands)
Allowance for loan and lease losses:

Balance, beginning of period	$328,017	$255,478

Provision for loan and lease losses	61,471	28,717

Loans and leases charged off:

One-to-four family	(670)	(976)

Commercial real estate	(500)	(801)

Retail consumer	(3,478)	(2,258)

Automobile	(16,450)	(16,920)

Consumer finance	(4,537)	(3,822)

Leases	(6,061)	(460)

Corporate banking	(7,245)	(4,023)

Total charge-offs	(38,941)	(29,260)

Recoveries:

One-to-four family	17	2

Commercial real estate	148	121

Retail consumer	433	403

Automobile	4,115	2,408

Consumer finance	105	63

Leases	393	—

Corporate banking	168	673

Total recoveries	5,379	3,670

Net loan and lease charge-offs	(33,562)	(25,590)

Balance, end of period	$355,926	$258,605

Net charge-offs to average loans and leases (annualized)	.52%	.40%

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

Nonperforming and Underperforming Assets (Figure 9)

	3/31/03	12/31/02

	(Dollars in thousands)
Nonperforming assets:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family	$27,867	$27,904

Multifamily and commercial	5,591	5,369

Construction and land	8,015	9,885

Total real estate mortgage loans	41,473	43,158

Retail consumer	12,046	13,937

Automobile	—	—

Consumer finance	42,562	40,227

Leases	15,264	6,211

Corporate banking	42,068	39,098

Total nonaccrual loans and leases	153,413	142,631

Restructured real estate mortgage loans	494	501

Total nonperforming loans and leases	153,907	143,132

Real estate and other collateral owned	40,020	40,776

Total nonperforming assets	$193,927	$183,908

Ratio of:

Nonperforming loans and leases to total loans and leases	.62%	.55%

Nonperforming assets to total assets	.45	.44

Nonperforming assets to total loans, leases and real estate and other collateral owned	.78	.70

Allowance for loan and lease losses to:

Nonperforming loans and leases	231.26	229.17

Total loans and leases before allowance	1.40	1.24

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family	$23,507	$25,643

Multifamily and commercial	—	—

Construction and land	—	—

Total real estate mortgage loans	23,507	25,643

Retail consumer	3,229	4,758

Automobile	3,579	3,621

Consumer finance	27,395	26,739

Leases	181	19

Corporate banking	471	1,536

Total accruing loans and leases delinquent more than 90 days	$58,362	$62,316

Total underperforming assets	$252,289	$246,224

Ratio of:

Underperforming assets to total assets	.58%	.59%

Underperforming assets to total loans, leases and real estate and other collateral owned	1.01	.94

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future, are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans and leases results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $61.9 million as of the date of this report. This total included a $26.4 million commercial airline leveraged lease in which the lessee has experienced financial difficulties in the present economic environment. This lease relationship was current as of March 31, 2003. The $61.9 million of potential problem loans and leases also included a $15.4 million commercial real estate loan that is well-collateralized by developmental properties. At the present time, we expect no material losses on this loan. The vast majority of our potential problem loans and leases, as well as our underperforming assets, are collateralized.

SOURCES OF FUNDS

Management considers our interest-sensitivity profile when deciding on sources of funds. At March 31, 2003, our one-year gap was 3.01% of total interest-earning assets. See Part I, Item 3 “Quantitative and Qualitative Disclosure About Market Risk,” of this Form 10-Q regarding further information on our interest rate risk profile.

Deposits

Composition of Deposits (Figure 10)

	3/31/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:

Interest-bearing	$7,267,602	1.50%	$7,460,530	1.80%

Noninterest-bearing	2,385,243	—	2,189,903	—

Total checking accounts	9,652,845	1.13	9,650,433	1.39

Money market and savings accounts	8,207,576	1.62	8,157,534	1.51

Total transactions accounts	17,860,421	1.35	17,807,967	1.45

Certificates of deposit	9,523,194	3.43	9,719,876	3.61

Total deposits, net	$27,383,615	2.08	$27,527,843	2.21

Including the effect of interest rate swaps		1.96%		2.06%

Investment securities and mortgage-backed securities with a par value of $467.6 million at March 31, 2003 and $489.0 million at December 31, 2002, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At March 31, 2003, borrowings consisted primarily of Federal Home Loan Bank (“FHLB”) advances. These positions were secured by our investment in the stock of the FHLB, as well as $9.6 billion in certain real estate loans and $6.1 billion in mortgage-backed securities.

FHLB Advances (Figure 11)

	3/31/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

		(Dollars in thousands)
Short-term	$3,105,000	1.46%	$2,595,000	1.34%

Long-term:

Fixed-rate advances	5,924,548	5.68	6,024,560	5.68

Variable-rate advances	1,409,605	1.33	409,605	1.23

Total advances	10,439,153	3.84	9,029,165	4.23

Plus unamortized premium on advances	7,477		8,760	—

Total advances, net	$10,446,630	3.80	$9,037,925	4.18

Including the effect of interest rate swaps		3.89%		4.26%

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain of these agreements totaling $465.0 million in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $1.4 billion in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

We utilize fixed payment interest rate swaps to convert certain floating-rate FHLB advances into fixed-rate instruments. Under these agreements totaling $409.6 million in notional principal amount, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

We utilized a fixed receipt interest rate swap to convert our $400.0 million of subordinated notes into a variable instrument. Under this agreement, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR. Such interest rate swap is designated and qualifies as a fair value hedge under SFAS No. 133. We have assumed no ineffectiveness in the hedging relationship. Any gain or loss on the interest rate swap was offset by a gain or loss on the subordinated notes during the period of change in fair values.

In May 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the Bank’s subordinated notes. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the three months ended March 31, 2003, the net unrealized loss attributed to these interest rate swaps increased $5.5 million to an ending balance of $31.4 million. The corresponding interest rate swap liabilities were recognized in our Consolidated Statements of Financial Condition at March 31, 2003 under the caption “Accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

	3/31/03					12/31/02

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

	(Dollars in thousands)
Fixed Payment and Fixed

Receipt(1)

2007	$1,005,000	4.31%		2.75%		$1,005,000	4.31%		2.75%

2008	375,000	3.64		2.04		—	—		—

Total	$1,380,000	4.13%		2.56%		$1,005,000	4.31%		2.75%

Fixed Payment and Variable

Receipt

2003	$409,605	1.29%		3.55%		$409,605	1.42%		3.55%

2004	375,000	1.40		3.66		375,000	1.40		3.66

2006	200,000	1.40		4.69		200,000	1.40		4.69

Total	$984,605	1.35	%(2)	3.82%		$984,605	1.41	%(2)	3.82%

Variable Payment and Fixed

Receipt

2004	$145,000	2.56%		1.34%		$315,000	2.80%		1.57%

2005	165,000	2.16		1.33		—	—		—

2007	155,000	5.35		1.35		555,000	5.51		1.55

2012	400,000	5.76		1.34		400,000	5.76		1.75

Total	$865,000	4.47%		1.34	%(2)	$1,270,000	4.92%		1.62	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based upon LIBOR.

Additionally, we have entered into forward fixed payment and variable receipt interest rate swaps totaling $1.4 billion in notional principal amount that are not reflected in Figure 12 above. These forward interest rate swaps are scheduled to begin in September 2003 and mature in January 2006. The weighted average fixed payment rate on these forward interest rate swaps is 2.91%. The forward interest rate swaps will convert certain floating-rate FHLB advances into fixed-rate instruments. Such interest rate swaps will be designated and qualify as cash flow hedges under SFAS No. 133 at time of commencement.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 13)

	March 31,

	2003	2002

	(Dollars in thousands)
Unrealized gain (loss):

Fair value hedges	$85,658	$10,658

Cash flow hedges	(5,217)	(1,074)

Unhedged interest rate swaps	(31,418)	—

Total fair value	$49,023	$9,584

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 14)

	Three Months Ended

	3/31/03	3/31/02

	(Dollars in thousands)
Interest expense (income):

Deposits	$(9,782)	$(11,412)

FHLB advances	2,244	1,736

Subordinated notes	(4,391)	—

Unhedged interest rate swaps	3,798	—

Total net benefit	$(8,131)	$(9,676)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of March 31, 2003, there were outstanding commitments to originate $2.4 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were outstanding unfunded consumer lines of credit of $4.7 billion and corporate banking lines of credit of $408.8 million as of March 31, 2003. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $97.8 million as of March 31, 2003.

Capital and Dividends

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. The Company repurchased 602,600 shares under the new authorization during the first quarter of 2003 at an average cost of $27.86 per share. This brought the total number of shares repurchased under this program to 8.5 million shares at an average cost of $30.76 per share. Shares and per share data discussed in this paragraph have not been restated to reflect the 5% stock dividend issued September 30, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require Charter One and the Bank to individually maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital to risk-weighted assets, and of tier 1 capital to average assets. The actual regulatory capital ratios calculated for Charter One and the Bank, along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as “well capitalized,” are as follows:

Regulatory Capital (Figure 15)

	3/31/03

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$3,351,195	11.97%	$2,240,273	>8.00%	$2,800,341	>	10.00%

Tier 1 capital to risk-weighted assets	2,601,533	9.29	1,120,136	>4.00	1,680,205	>	6.00

Tier 1 capital to average assets	2,601,533	6.16	1,689,243	>4.00	N/A		N/A

Charter One Bank:

Total capital to risk-weighted assets	3,390,837	12.12	2,238,151	>8.00	2,797,689	>	10.00

Tier 1 capital to risk-weighted assets	2,308,430	8.25	1,119,075	>4.00	1,678,613	>	6.00

Tier 1 capital to average assets	2,308,430	5.48	1,686,119	>4.00	2,107,649	>	5.00

	12/31/02

			For Capital
	Actual		Adequacy Purposes		To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$3,239,604	11.67%	$2,220,734	>8.00%	$2,775,917	>	10.00%

Tier 1 capital to risk-weighted assets	2,513,577	9.05	1,110,367	>4.00	1,665,550	>	6.00

Tier 1 capital to average assets	2,513,577	6.10	1,648,861	>4.00	N/A		N/A

Charter One Bank:

Total capital to risk-weighted assets	3,150,686	11.36	2,219,719	>8.00	2,774,649	>	10.00

Tier 1 capital to risk-weighted assets	2,091,615	7.54	1,109,860	>4.00	1,664,789	>	6.00

Tier 1 capital to average assets	2,091,615	5.11	1,636,187	>4.00	2,045,234	>	5.00

Management believes that, as of March 31, 2003, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 16)

	Three Months Ended

	3/31/03	12/31/02	9/30/02	6/30/02	3/31/02

Market price of common stock (NYSE: CF)(1):

High	$30.74	$31.48	$33.42	$34.77	$30.95

Low	27.05	23.89	25.81	29.30	25.19

Close	27.66	28.73	29.72	32.74	29.73

Dividends declared and paid(1)	.22	.22	.21	.21	.19

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2002 Form 10-K. The assumptions used in our model have been updated as of March 31, 2003. The table below indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points)	12 Months

+200 over one year	(6.17)%

+100 over one year	(3.02)

- 100 over one year	3.64

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

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend – On April 22, 2003, the Company’s Board of Directors declared a regular quarterly cash dividend of $.24 per share, up 9% from $.22 last quarter. The cash dividend is payable May 20, 2003 to shareholders of record on May 6, 2003.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits.

(b)	Reports on Form 8-K: On January 17, 2003, the Company filed a report on Form 8-K containing its earnings release dated January 17, 2003.

On March 18, 2003, the Company filed a report on Form 8-K containing a press release announcing earnings expectations for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	May 9, 2003	/s/ Charles John Koch Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date:	May 9, 2003	/s/ Richard W. Neu Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Charles John Koch, certify that:

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

Date: May 9, 2003	/s/ Charles John Koch Charles John Koch Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard W. Neu, certify that:

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

Date: May 9, 2003	/s/ Richard W. Neu
Richard W. Neu Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.7	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.8	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy

EXHIBIT
NUMBER	DESCRIPTION

statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.18	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.19	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.24	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant’’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

11	Statement Regarding Computation of Per Share Earnings

99.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Item 906 of the Sarbanes-Oxley Act of 2002