Form 10-Q
period 2003-06-30
CHARTER ONE FINANCIAL INC
filed 2003-08-14
CIK 819692

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes      X        No

The number of shares outstanding of the registrant’s sole class of common stock as of July 31 2003 was 225,667,959.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	6/30/03	12/31/02

	(Dollars in thousands,
	except per share data)
ASSETS

Cash accounts	$576,479	$436,970

Interest-bearing deposits with banks	9,539	9,731

Federal funds sold and other	10,514	512

Total cash and cash equivalents	596,532	447,213

Investment securities:

Available for sale	336,126	210,095

Held to maturity (fair value of $3,996 and $4,276)	3,691	3,973

Mortgage-backed securities:

Available for sale	14,313,397	11,536,608

Held to maturity (fair value of $378,614 and $565,072)	362,768	540,781

Loans and leases, net	25,127,882	25,852,846

Loans held for sale	362,270	351,892

Bank owned life insurance	834,337	829,043

Federal Home Loan Bank and Federal Reserve Bank stock	694,073	681,923

Premises and equipment	375,256	353,730

Accrued interest receivable	153,346	154,962

Real estate and other collateral owned	40,220	42,980

Loan servicing assets	115,242	128,564

Goodwill	433,014	386,372

Other assets	386,785	375,090

Total assets	$44,134,939	$41,896,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$27,939,774	$27,527,843

Federal Home Loan Bank advances	10,582,255	9,037,925

Federal funds purchased and repurchase agreements	51,399	283,912

Other borrowings	706,083	708,853

Advance payments by borrowers for taxes and insurance	58,593	23,595

Accrued interest payable	46,418	38,372

Accrued expenses and other liabilities	1,387,835	1,191,747

Total liabilities	40,772,357	38,812,247

Commitments and contingencies	—	—

Shareholders’ equity:

Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—

Common stock — $.01 par value per share; 360,000,000 shares authorized; 229,946,762 and 227,571,468 shares issued	2,299	2,276

Additional paid-in capital	2,270,580	2,193,095

Retained earnings	1,009,784	824,564

Less 3,851,660 and 2,781,151 shares of common stock held in treasury at cost	(116,652)	(82,610)

Accumulated other comprehensive income	196,571	146,500

Total shareholders’ equity	3,362,582	3,083,825

Total liabilities and shareholders’ equity	$44,134,939	$41,896,072

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(Dollars in thousands, except per share data)
Interest income:

Loans and leases	$367,602	$415,057	$745,326	$842,895

Mortgage-backed securities:

Available for sale	154,490	141,773	303,801	252,901

Held to maturity	6,858	12,261	15,127	27,061

Investment securities:

Available for sale	3,297	2,625	6,340	5,587

Held to maturity	56	60	110	131

Other interest-earning assets	7,856	9,478	15,241	17,390

Total interest income	540,159	581,254	1,085,945	1,145,965

Interest expense:

Deposits	126,734	169,576	260,477	339,977

Federal Home Loan Bank advances	104,025	103,927	203,824	207,643

Other borrowings	13,969	9,884	27,172	17,381

Total interest expense	244,728	283,387	491,473	565,001

Net interest income	295,431	297,867	594,472	580,964

Provision for loan and lease losses	35,360	55,277	96,831	83,994

Net interest income after provision for loan and lease losses	260,071	242,590	497,641	496,970

Other income:

Retail banking	97,087	83,543	181,187	157,299

Mortgage banking	(23,895)	9,168	(23,922)	20,458

Leasing operations	(12,230)	317	(19,086)	587

Net gains	108,549	37,840	185,202	59,567

Bank owned life insurance and other	8,450	8,924	16,406	18,432

Total other income	177,961	139,792	339,787	256,343

Administrative expenses:

Compensation and employee benefits	90,790	80,645	177,846	157,897

Net occupancy and equipment	30,466	27,634	61,652	56,197

Marketing expenses	20,205	10,012	33,852	18,841

Federal deposit insurance premiums	1,125	1,106	2,267	2,317

Other administrative expenses	52,168	49,219	102,429	95,526

Total administrative expenses	194,754	168,616	378,046	330,778

Income before income taxes	243,278	213,766	459,382	422,535

Income taxes	77,241	67,871	145,854	134,155

Net income	$166,037	$145,895	$313,528	$288,380

Basic earnings per share(1)	$.74	$.63	$1.40	$1.24

Diluted earnings per share(1)	$.72	$.61	$1.36	$1.21

Average common shares outstanding(1):

Basic	225,501,687	231,197,406	225,249,543	231,441,018

Diluted	231,095,694	239,123,292	230,778,271	238,672,614

Cash dividends declared per share(1)	$.24	$.21	$.46	$.40

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended

	6/30/03	6/30/02

	(Dollars in thousands)
Cash flows from operating activities:

Net income	$313,528	$288,380

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan and lease losses	96,831	83,994

Net gains	(185,202)	(59,567)

Accretion of discounts, amortization of premiums, and amortization of depreciation, net	137,532	51,533

Origination of loans held for sale	(1,648,230)	(1,125,258)

Proceeds from sale of loans held for sale	1,646,068	1,122,671

Increase (decrease) in accrued interest payable	8,046	(19,675)

Other	179,197	300,996

Net cash provided by operating activities	547,770	643,074

Cash flows from investing activities:

Net principal disbursed on loans and leases	(4,770,293)	(2,968,722)

Proceeds from principal repayments and maturities of:

Mortgage-backed securities held to maturity	180,454	258,232

Mortgage-backed securities available for sale	2,544,391	817,069

Investment securities held to maturity	541	1,751

Investment securities available for sale	28,825	21,059

Proceeds from sale of:

Mortgage-backed securities available for sale	5,821,613	4,416,575

Investment securities available for sale	2,379	645

Federal Home Loan Bank and Federal Reserve Bank stock	15,107	7,538

Purchase of:

Mortgage-backed securities available for sale	(5,108,641)	(2,431,548)

Investment securities available for sale	(57,171)	(29,315)

Federal Home Loan Bank and Federal Reserve Bank stock	(7,430)	(41,588)

Loans	(44,874)	(10,090)

Net cash received (paid) in connection with business combinations	77,944	(90,425)

Other	(111,290)	(109,662)

Net cash used in investing activities	(1,428,445)	(158,481)

Cash flows from financing activities:

Net decrease in short-term borrowings	(762,513)	(975,170)

Proceeds from long-term borrowings	2,007,512	420,832

Repayments of long-term borrowings	(9,860)	(11,057)

Increase (decrease) in deposits	(85,758)	1,190,934

Increase (decrease) in advance payments by borrowers for taxes and insurance	34,998	(2,281)

Payment of dividends on common stock	(103,514)	(92,560)

Proceeds from issuance of common stock	31,761	40,378

Purchase of treasury stock	(82,632)	(179,109)

Net cash provided by financing activities	1,029,994	391,967

Net increase in cash and cash equivalents	149,319	876,560

Cash and cash equivalents, beginning of the period	447,213	516,520

Cash and cash equivalents, end of period	$596,532	$1,393,080

Supplemental disclosure of cash flow information:

Cash paid for interest on deposits and borrowings	$482,629	$667,955

Cash paid for income taxes	12,000	4,500

Supplemental schedule of noncash activities:

Loans exchanged for mortgage-backed securities	5,765,725	4,256,953

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial condition or results of operations.

4.	In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (per share data has been restated to reflect all stock dividends as of June 30, 2003):

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(Dollars in thousands, except per share data)
Net income:

As reported	$166,037	$145,895	$313,528	$288,380

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	7,448	6,985	15,018	14,084

Pro forma	$158,589	$138,910	$298,510	$274,296

Basic earnings per share:

As reported	$.74	$.63	$1.40	$1.24

Pro forma	.70	.60	1.33	1.19

Diluted earnings per share:

As reported	.72	.61	1.36	1.21

Pro forma	.69	.58	1.29	1.15

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three and six months ended June 30, 2003 and 2002:

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

Dividend yield	3.00%	3.00%	3.00%	3.00%

Volatility	47.17-47.19%	35.95-35.99%	47.17-47.26%	35.94-36.12%

Risk-free interest rate	2.68-3.33%	4.39-4.86%	2.68-3.36%	4.39-4.98%

Life of grant	6 years	6 years	6 years	6 years

The estimated weighted-average date of grant fair value (based on the above option-pricing model and assumptions) was $10.76 and $10.85 for stock options granted in the three months ended June 30, 2003 and 2002, respectively, and $10.98 and $8.94 for stock options granted in the six months ended June 30, 2003 and 2002, respectively.

5.	In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of the interpretation became effective upon issuance. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

6.	In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (“DIG”) process. For those amendments that relate to SFAS No. 133 implementation guidance, the specific SFAS No. 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date also is noted. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.”

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, guidance related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company believes the adoption of SFAS No. 149 will not have a material impact on its consolidated financial position or results of operations.

7.	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain freestanding financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS No. 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position or results of operations.

8.	On June 6, 2003, the Company completed its acquisition of Advance Bancorp (“Advance”), the holding company of Advance Bank, an Illinois state-chartered commercial bank headquartered in Lansing, Illinois. On June 6, 2003, Advance had assets of $667.5 million and deposits of $482.1 million in 14 branches located in Cook County, Illinois. The Company issued 2,389,795 common shares and recorded $46.6 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. The Company included the results of operations of Advance in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2003, are not significant and, accordingly, are not provided.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation. As of June 30, 2003, the Company owned all of the outstanding capital stock of Charter One Bank, N.A., a national bank and Advance Bank, an Illinois state-chartered commercial bank. We sometimes refer to these financial institutions in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, and Vermont, in some markets of Massachusetts, and in one location in Connecticut. As of June 30, 2003, the Bank and its subsidiaries were doing business through 522 full-service branches, 28 loan production offices and 953 ATMs. On July 11, 2003, Advance Bank was merged into Charter One Bank, N.A.

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

RESULTS OF OPERATIONS

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three and six months ended June 30, 2003 and 2002. Per share data have been restated to reflect the 5% stock dividend issued September 30, 2002.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Six Months Ended

	6/30/03		6/30/02		6/30/03		6/30/02

	(Dollars in thousands, except per share data)
Net income	$166,037		$145,895		$313,528		$288,380

Diluted earnings per share	.72		.61		1.36		1.21

Return on average assets	1.50%		1.51%		1.44%		1.53%

Return on average equity	19.86		19.85		19.17		19.78

Return on average tangible equity(1)	22.74		22.84		22.02		22.67

Average equity to average assets	7.55		7.60		7.51		7.76

Net interest income to administrative expenses	1.52	x	1.77	x	1.57	x	1.76	x

Administrative expenses to average assets	1.76%		1.74%		1.74%		1.76%

Efficiency ratio(2)	41.14		38.53		40.46		39.50

(1)	Computed as the ratio of net income, excluding the amortization of other intangible assets, to average tangible equity.

(2)	Computed as the ratio of total administrative expenses to net interest income and total other income.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended

	6/30/03			6/30/02

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:

Loans and leases	$26,101,819	$367,602	5.64%	$24,838,010	$415,057	6.69%

Mortgage-backed securities:

Available for sale	14,010,057	154,490	4.41	9,367,419	141,773	6.05

Held to maturity	395,598	6,858	6.94	759,826	12,261	6.45

Investment securities:

Available for sale	256,677	3,297	5.14	152,179	2,625	6.90

Held to maturity	3,957	56	5.74	4,819	60	4.97

Other interest-earning assets	839,597	7,856	3.70	1,028,371	9,478	3.65

Total interest-earning assets	41,607,705	540,159	5.19	36,150,624	581,254	6.43

Allowance for loan and lease losses	(360,448)			(257,591)

Noninterest-earning assets	3,044,576			2,767,624

Total assets	$44,291,833			$38,660,657

Interest-bearing liabilities:

Deposits:

Checking accounts	$6,951,974	23,412	1.35	$5,883,423	30,456	2.08

Money market and savings accounts	8,332,278	31,204	1.50	8,519,541	50,252	2.37

Certificates of deposit	9,733,110	72,118	2.97	10,093,412	88,868	3.53

Total deposits	25,017,362	126,734	2.03	24,496,376	169,576	2.78

Federal Home Loan Bank advances	11,397,410	104,025	3.66	7,878,506	103,927	5.29

Other borrowings	874,062	13,969	6.38	584,882	9,884	6.74

Total borrowings	12,271,472	117,994	3.85	8,463,388	113,811	5.39

Total interest-bearing liabilities	37,288,834	244,728	2.63	32,959,764	283,387	3.45

Noninterest-bearing liabilities:

Demand deposit accounts	2,308,993			1,743,736

Other noninterest-bearing liabilities	1,349,173			1,017,623

Total noninterest-bearing liabilities	3,658,166			2,761,359

Total liabilities	40,947,000			35,721,123

Shareholders’ equity	3,344,833			2,939,534

Total liabilities and shareholders’ equity	$44,291,833			$38,660,657

Net interest income		$295,431			$297,867

Interest rate spread			2.56			2.98

Net yield on average interest- earning assets			2.84			3.30

Average interest-earning assets to average interest-bearing liabilities			111.58%			109.68%

	Six Months Ended

	6/30/03			6/30/02

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:

Loans and leases	$25,977,336	$745,326	5.75%	$25,182,491	$842,895	6.71%

Mortgage-backed securities:

Available for sale	13,337,098	303,801	4.56	8,377,993	252,901	6.04

Held to maturity	438,005	15,127	6.91	819,302	27,061	6.61

Investment securities:

Available for sale	231,906	6,340	5.47	148,564	5,587	7.52

Held to maturity	4,008	110	5.51	5,262	131	4.96

Other interest-earning assets	801,391	15,241	3.78	937,964	17,390	3.69

Total interest-earning assets	40,789,744	1,085,945	5.33	35,471,576	1,145,965	6.47

Allowance for loan and lease losses	(343,860)			(256,464)

Noninterest-earning assets	3,097,175			2,371,827

Total assets	$43,543,059			$37,586,939

Interest-bearing liabilities:

Deposits:

Checking accounts	$7,245,197	54,030	1.50	$5,959,645	66,836	2.26

Money market and savings accounts	8,131,890	61,530	1.53	7,615,664	87,482	2.32

Certificates of deposit	9,648,034	144,917	3.03	9,935,478	185,659	3.77

Total deposits	25,025,121	260,477	2.10	23,510,787	339,977	2.92

Federal Home Loan Bank advances	10,906,526	203,824	3.76	7,974,697	207,643	5.25

Other borrowings	870,299	27,172	6.24	523,134	17,381	6.64

Total borrowings	11,776,825	230,996	3.95	8,497,831	225,024	5.33

Total interest-bearing liabilities	36,801,946	491,473	2.69	32,008,618	565,001	3.56

Noninterest-bearing liabilities:

Demand deposit accounts	2,163,822			1,691,166

Other noninterest-bearing liabilities	1,306,110			971,291

Total noninterest-bearing liabilities	3,469,932			2,662,457

Total liabilities	40,271,878			34,671,075

Shareholders’ equity	3,271,181			2,915,864

Total liabilities and shareholders’ equity	$43,543,059			$37,586,939

Net interest income		$594,472			$580,964

Interest rate spread			2.64			2.91

Net yield on average interest- earning assets			2.91			3.28

Average interest-earning assets to average interest-bearing liabilities			110.83%			110.82%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $28.9 million and $24.6 million for the three months ended June 30, 2003 and 2002, respectively, and $56.4 million and $48.1 million for the six months ended June 30, 2003 and 2002, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended June 30,			Six Months Ended June 30,

	2003 v. 2002			2003 v. 2002

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest income:

Loans and leases	$(68,681)	$21,226	$(47,455)	$(124,139)	$26,570	$(97,569)

Mortgage-backed securities:

Available for sale	(45,226)	57,943	12,717	(72,828)	123,728	50,900

Held to maturity	852	(6,255)	(5,403)	1,184	(13,118)	(11,934)

Investment securities:

Available for sale	(795)	1,467	672	(1,805)	2,558	753

Held to maturity	8	(12)	(4)	12	(33)	(21)

Other interest-earning assets	142	(1,764)	(1,622)	438	(2,587)	(2,149)

Total	(113,700)	72,605	(41,095)	(197,138)	137,118	(60,020)

Interest expense:

Checking accounts	(11,915)	4,871	(7,044)	(25,331)	12,525	(12,806)

Money market and savings accounts	(18,024)	(1,024)	(19,048)	(32,596)	6,644	(25,952)

Certificates of deposit	(13,669)	(3,081)	(16,750)	(35,505)	(5,237)	(40,742)

Federal Home Loan Bank advances	(30,763)	30,861	98	(57,550)	53,731	(3,819)

Other borrowings	(24)	4,109	4,085	(1,478)	11,269	9,791

Total	(74,395)	35,736	(38,659)	(152,460)	78,932	(73,528)

Change in net interest income	$(39,305)	$36,869	$(2,436)	$(44,678)	$58,186	$13,508

Net interest income was $295.4 million for the three months ended June 30, 2003, down $2.4 million, or .8%, from the second quarter of 2002. Net yield on average interest-earning assets during the second quarter of 2003 was 2.84%, down 46 basis points from the second quarter of 2002. The reduction in net interest income and the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from deposit and borrowings repricings in the past year.

Net interest income was $594.5 million for the six months ended June 30, 2003, up $13.5 million, or 2.3%, from the comparable period in 2002. The increase in net interest income was due to the growth in interest-earning assets, as well as benefits obtained from deposit and borrowings repricings in the past year. Net yield on average interest-earning assets during the six months ended June 30, 2003 was 2.91%, down 37 basis points from the comparable period in 2002. The reduction in the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from deposit and borrowings repricings in the past year.

In the present interest rate environment, Charter One expects to maintain its asset size at flat levels throughout the remainder of 2003. This will be accomplished with an approximate $2 billion reduction in Charter One’s combined one-to-four family and mortgage-backed securities portfolios by the end of 2003, offset by an expected increase in non one-to-four family loans. As a result of this strategy and assuming no additional reductions in core deposit repricings, net interest income could experience further pressure in the near term.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended June 30, 2003 was $35.4 million, a decrease of $19.9 million from the three months ended June 30, 2002. As part of the Bank’s conversion in May 2002 to a national bank subject to regulation by the Office of the Comptroller of the Currency (“OCC”), the Company conformed various policies and reporting practices associated with asset quality to more closely compare to those of its commercial bank peers. These changes neither increased nor decreased ultimate net loan and lease charge-offs. They only affected the timing of recognizing net consumer asset charge-offs through the allowance for loan and lease losses and the disclosure of underperforming consumer assets. Consumer assets include single-family, retail consumer, automobile and consumer finance loan portfolios. These changes had no impact on Charter One’s non-consumer loan portfolios, which include commercial real estate and corporate loans and its lease portfolio, as these portfolios already conformed with OCC-regulated banking practices.

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

The provision for loan and lease losses for the six months ended June 30, 2003 was $96.8 million, an increase of $12.8 million from the comparable period in 2002. The increased provision year over year was necessary to cover higher charge-offs and maintain the allowance for loan and lease losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Additionally, the provision for loan and lease losses was increased to reflect the continued weakening in the national economy in the first six months of 2003, specifically in the airline industry.

Excluding the charge-offs associated with the 2002 policy change discussed above, net charge-offs totaled $19.9 million and $53.4 million in the three and six months ended June 30, 2003, respectively, compared to $22.6 million and $48.2 million in the three and six months ended June 30, 2002, respectively. The $53.4 million of net charge-offs for 2003 included a $6.1 million charge-off related to the resolution of a $19.6 million airline lease in the first quarter of 2003, as well as a $2.1 million charge-off on an airline lease in the second quarter of 2003.

The Company’s aircraft leasing portfolio totaled $359.9 million at June 30, 2003, or 1.4% of its total loans and leases. The aircraft leasing portfolio includes $258.4 million to domestic air carriers, with the remainder on corporate jets and cargo planes leased to corporations. The Company has no direct exposure to US Air, United Airlines, American Airlines or Air Canada.

See “Financial Condition – Asset Quality” for further information regarding our allowance for loan and lease losses.

Other Income

Other income for the three months ended June 30, 2003 was $178.0 million, an increase of $38.2 million, or 27.3%, over the $139.8 million for the three months ended June 30, 2002. The increase was primarily attributable to income from retail banking and net gains on sales. Retail banking income increased $13.5 million, or 16.2%, over the comparable period in 2002. The biggest driver of the increase was deposit-related revenue, which totaled $84.9 million in the second quarter of 2003, up 18.9% over the year ago quarter. Deposit-related revenue reflected the benefits of the Company’s strategy to emphasize noninterest-bearing checking account growth. The other components of retail banking revenue include fees from retail brokerage activities ($8.4 million, down 5.6% from the year ago quarter) and other revenue related to retail operations ($3.8 million, up 18.0% from the year ago quarter).

With respect to retail franchise development activities, we plan aggressive de novo expansion during 2003 and 2004. The expansion is expected to include 125 new banking centers, with 97 in-store and 28 traditional locations. The 2003 goal is to open approximately 85 new banking centers, with 69 in-store and 16 traditional locations. The Company opened 31 banking centers during the second quarter of 2003, bringing the total for the first six months to 47 new banking centers, the majority of which were in-store locations.

Net gains totaled $108.5 million for the second quarter of 2003, an increase of $70.7 million over the second quarter of 2002. The $3.2 billion of mortgage-backed securities sold during the second quarter 2003 were sold to meet balance sheet and interest rate risk management objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

With respect to the decline in mortgage banking income, we recorded a permanent impairment charge of $37.2 million and increased the valuation allowance on loan servicing assets by $9.5 million in the second quarter of 2003 to an ending valuation allowance of $132.9 million, due to increasing prepayment speeds. Total mortgage banking income, excluding the $37.2 impairment charge and $9.5 million increase to the valuation allowance, was $22.8 million in the second quarter of 2003. In the year ago quarter, mortgage banking income totaled $15.6 million, excluding a $6.4 million increase in the valuation allowance. As a result of the strong loan origination and securitization activity in the past 12 months, the portfolio of loans serviced for others increased to $18.9 billion, up 12.2% since June 30, 2002. The related loan servicing asset was reduced to .61% of the portfolio at $115.2 million at June 30, 2003. With an average servicing spread of 36 basis points, that translates into a servicing asset valuation of 1.69 times the servicing spread.

Leasing operations reflected a loss of $12.2 million in the second quarter of 2003, compared to income of $317,000 for the second quarter of 2002. The decline in income resulted from $12.8 million in residual adjustments, which were primarily related to the Company’s aircraft leasing portfolio. See “Provision for Loan and Lease Losses” above and “Financial Condition — Asset Quality” below for further discussion regarding the Company’s aircraft leasing portfolio.

Other income for the six months ended June 30, 2003 was $339.8 million, an increase of $83.4 million, or 32.6%, over the $256.3 million for the six months ended June 30, 2002. Retail banking income increased $23.9 million, or 15.2%, for the six months ended June 30, 2003. Net gains on sales totaled $185.2 million for the six months ended June 30, 2003, an increase of $125.6 million over the comparable 2002 period. Mortgage banking operations reflected a loss of $23.9 million for the six months ended June 30, 2003, compared to income of $20.5 million for the six months ended June 30, 2002. Leasing operations reflected a loss of $19.1 million for the six months ended June 30, 2003, compared to income of $587,000 for the six months ended June 30, 2002. The reasons for these increases or changes were substantially the same as for the second quarter results discussed in the above paragraph.

On April 27, 2003, MasterCard International, Inc. agreed to settle a class action lawsuit with Wal-Mart Stores, Inc. and other retailers regarding, among other things, the acceptance of debit cards and the processing of debit transactions. We issue MasterCard debit cards to the majority of our checking account customers. Over the past few years, revenue generated by debit point-of-sale transactions has been one of our fastest growing sources of revenue. The revenue generated from a specific transaction depends on whether it is processed off line (signature based) or on line (PIN based). Off-line transactions tend to generate a higher level of revenue than on-line transactions. During the six months ended June 30, 2003, gross revenue from signature-based debit transactions totaled $23.7 million. Preliminary information on the settlement includes a reduction in the signature-based fee collected from merchants of at least 33% beginning on August 1, 2003. Assuming no increase in debit card volume over six month levels, the lower fee would translate into a reduction in net income of approximately $4.0 million for the five-month period from August 1, 2003 to December 31, 2003.

Administrative Expenses

Administrative expenses were $194.8 million for the three months ended June 30, 2003, an increase of $26.1 million, or 15.5%, from the second quarter of 2002. The increase in administrative expenses was primarily attributable to increased marketing costs and compensation costs associated with the Company’s significant retail expansion program discussed in “Other Income” above. Our efficiency ratio was 41.14% for the three months ended June 30, 2003, compared to 38.53% for the three months ended June 30, 2002.

Administrative expenses were $378.0 million for the six months ended June 30, 2003, an increase of $47.3 million, or 14.3%, from the 2002 period. The increase in administrative expenses was substantially the same as for the second quarter results discussed in the above paragraph. Our efficiency ratio was 40.46% for the six months ended June 30, 2003, compared to 39.50% for the six months ended June 30, 2002.

Federal Income Tax

Federal income tax expense for the three months ended June 30, 2003 was $77.2 million, compared to $67.9 million for the same period in 2002. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.8% for both the 2003 and 2002 periods.

Federal income tax expense for the six months ended June 30, 2002 was $145.9 million, compared to $134.2 million for the same period in 2002. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.8% for both the 2003 and 2002 periods.

FINANCIAL CONDITION

At June 30, 2003, total assets were $44.1 billion, compared to total assets of $41.9 billion at December 31, 2002. As illustrated in Figure 5 below, loan and lease originations totaled a record $12.7 billion in the six months ended June 30, 2003, compared to $9.5 billion in the six months ended June 30, 2002. Non-one-to-four family loan originations totaled $5.9 billion, or 46.9% of the total. The non-one-to-four family activity was led by $2.3 billion in consumer loans and $2.0 billion in auto finance loans.

As discussed in “Results of Operations – Net Interest Income,” we intend to limit balance sheet growth in the current interest rate environment by reducing our one-to-four family exposure, leaving asset levels flat for the rest of 2003. This strategy will likely constrain the growth in net interest income for the near term. At this point in time, we are targeting a $2 billion reduction in our one-to-four family loans and mortgage-backed securities portfolios by the end of 2003, offset by an expected increase in non one-to-four family loans. At June 30, 2003, we had committed to sell $1.1 billion in mortgage-backed securities for a pre-tax gain of $33.6 million to be recognized in the third quarter of 2003.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	6/30/03	12/31/02

	(Dollars in thousands)
One-to-four family:

Permanent:

Fixed rate	$5,411,639	$5,869,554

Adjustable rate	2,577,778	2,437,166

Construction	418,485	427,729

	8,407,902	8,734,449

Commercial real estate:

Multifamily	942,689	953,688

Commercial	1,481,178	1,307,593

	2,423,867	2,261,281

Consumer:

Retail	4,180,702	5,494,453

Automobile	6,247,964	5,606,329

Consumer finance	1,038,517	984,772

	11,467,183	12,085,554

Business:

Leasing	2,104,713	2,133,468

Corporate banking	1,462,880	1,318,003

	3,567,593	3,451,471

Loans and leases before allowance for loan and lease losses	25,866,545	26,532,755

Allowance for loan and lease losses	(376,393)	(328,017)

Loans and leases, net(1)	$25,490,152	$26,204,738

Portfolio of loans serviced for others	$18,948,077	$16,893,609

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(Dollars in thousands)
Originations:

Real estate:

Permanent:

One-to-four family	$3,555,968	$1,974,839	$6,651,686	$4,632,833

Multifamily	57,451	23,979	108,891	59,698

Commercial	60,226	34,686	150,439	126,774

Total permanent loans	3,673,645	2,033,504	6,911,016	4,819,305

Construction:

One-to-four family	53,537	40,686	89,093	77,030

Multifamily	7,613	—	26,896	24,988

Commercial	30,246	15,489	41,076	81,723

Total construction loans	91,396	56,175	157,065	183,741

Total real estate loans originated	3,765,041	2,089,679	7,068,081	5,003,046

Retail consumer	1,209,221	938,328	2,288,511	1,937,055

Automobile	1,026,245	781,763	2,007,359	1,465,808

Consumer finance	122,839	55,338	224,766	111,421

Leases	73,946	117,544	175,517	210,585

Corporate banking	473,677	399,173	922,003	752,813

Total loans and leases originated	6,670,969	4,381,825	12,686,237	9,480,728

Acquired through business combinations and purchases	403,324	206,640	407,089	211,355

Sales and principal reductions:

Loans sold	885,179	481,161	1,648,230	1,125,258

Loans exchanged for mortgage backed securities	2,346,609	1,539,682	5,765,725	4,256,953

Principal reductions	3,260,094	2,479,838	6,285,924	5,423,231

Total sales and principal reductions	6,491,882	4,500,681	13,699,879	10,805,442

Increase (decrease) before net items	$582,411	$87,784	$(606,553)	$(1,113,359)

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at June 30, 2003 and December 31, 2002. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	6/30/03	12/31/02

	(Dollars in thousands)
Available for Sale

U.S. Treasury and agency securities	$164,107	$91,462

Securities of U.S. states and political subdivisions	41,956	1,898

Corporate and other securities	130,063	116,735

Total investment securities available for sale	336,126	210,095

Held to Maturity

U.S. Treasury and agency securities	—	3,943

Securities of U.S. states and political subdivisions	3,661	—

Corporate and other securities	30	30

Total investment securities held to maturity	3,691	3,973

Total	$339,817	$214,068

Weighted average rate	4.36%	5.64%

Mortgage-Backed Securities (Figure 7)

	6/30/03	12/31/02

	(Dollars in thousands)
Available for Sale

Participation certificates:

U.S. government and agency issues	$12,621,035	$10,051,046

Private issues	456	—

Collateralized mortgage obligations:

U.S. government and agency issues	1,435,076	1,068,518

Private issues	256,830	417,044

Total mortgage-backed securities available for sale	14,313,397	11,536,608

Held to Maturity

Participation certificates:

U.S. government and agency issues	243,901	311,398

Private issues	35,158	51,717

Collateralized mortgage obligations:

U.S. government and agency issues	50,220	96,130

Private issues	33,489	81,536

Total mortgage-backed securities held to maturity	362,768	540,781

Total	$14,676,165	$12,077,389

Weighted average rate	4.71%	4.95%

Asset Quality

Being mindful of an economy that continues to exhibit weakness, particularly in the non-consumer sectors, Charter One continued to strengthen its level of loan loss reserves as shown in Figure 8 below. Charter One has a Reserve Adequacy Committee that sets target levels for the allowance for loan and lease losses. The Committee meets quarterly and its membership includes management as well as independent Directors. That Committee considers several factors as it sets target levels of reserves that are deemed adequate to absorb losses inherent in the loan and lease portfolio. Those factors include internal measurements of asset quality (such as charge-off trends, delinquency data, asset classification trends, and nonperforming and underperforming loan trends), the overall economic environment in which Charter One operates, and the size and mix of the loan and lease portfolio. All outstanding loans and leases are considered when evaluating the adequacy of the allowance for loan and lease losses. These various factors are utilized to calculate a range of reserves. Based upon the range calculated, the Committee then sets target levels for reserves. See also “Provision for Loan and Lease Losses” for further discussion.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(Dollars in thousands)
Allowance for loan and lease losses:

Balance, beginning of period	$355,926	$258,605	$328,017	$255,478

Provision for loan and lease losses	35,360	55,277	96,831	83,994

Acquired through business combination	4,969	3,184	4,969	3,184

Loans and leases charged off:

One-to-four family	(1,036)	(3,056)	(1,706)	(4,032)

Commercial real estate	(253)	(117)	(753)	(918)

Retail consumer	(2,596)	(5,530)	(6,074)	(7,788)

Automobile	(13,628)	(29,675)	(30,078)	(46,595)

Consumer finance	(3,975)	(11,628)	(8,512)	(15,450)

Leases	(2,095)	(1,801)	(8,156)	(2,261)

Corporate banking	(2,652)	(2,014)	(9,897)	(6,037)

Total charge-offs	(26,235)	(53,821)	(65,176)	(83,081)

Recoveries:

One-to-four family	41	32	58	34

Commercial real estate	61	9	209	130

Retail consumer	548	359	981	762

Automobile	4,561	3,123	8,676	5,531

Consumer finance	235	32	340	95

Leases	606	—	999	—

Corporate banking	321	355	489	1,028

Total recoveries	6,373	3,910	11,752	7,580

Net loan and lease charge-offs	(19,862)	(49,911)	(53,424)	(75,501)

Balance, end of period	$376,393	$267,155	$376,393	$267,155

Net charge-offs to average loans and leases (annualized)	.30%	.80%	.41%	.60%

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

Figure 9 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days. The recently completed acquisition of Advance Bancorp added $11.6 million and $12.2 million in nonperforming assets (multifamily and commercial) and underperforming assets, respectively, to the June 30, 2003 balance reported below.

Nonperforming and Underperforming Assets (Figure 9)

	6/30/03	12/31/02

	(Dollars in thousands)
Nonperforming assets:

Nonaccrual loans and leases:

Real estate mortgage loans:

One-to-four family	$25,723	$27,904

Multifamily and commercial	16,764	5,369

Construction and land	27,483	9,885

Total real estate mortgage loans	69,970	43,158

Retail consumer	10,652	13,937

Automobile	—	—

Consumer finance	43,175	40,227

Leases	6,877	6,211

Corporate banking	35,595	39,098

Total nonaccrual loans and leases	166,269	142,631

Restructured real estate mortgage loans	488	501

Total nonperforming loans and leases	166,757	143,132

Real estate and other collateral owned	39,278	40,776

Total nonperforming assets	$206,035	$183,908

Ratio of:

Nonperforming loans and leases to total loans and leases	.65%	.55%

Nonperforming assets to total assets	.47	.44

Nonperforming assets to total loans, leases and real estate and other collateral owned	.81	.70

Allowance for loan and lease losses to:

Nonperforming loans and leases	225.71	229.17

Total loans and leases before allowance	1.46	1.24

Accruing loans and leases delinquent more than 90 days:

Real estate mortgage loans:

One-to-four family	$18,056	$25,643

Multifamily and commercial	396	—

Construction and land	—	—

Total real estate mortgage loans	18,452	25,643

Retail consumer	3,056	4,758

Automobile	2,254	3,621

Consumer finance	21,172	26,739

Leases	—	19

Corporate banking	117	1,536

Total accruing loans and leases delinquent more than 90 days	$45,051	$62,316

Total underperforming assets	$251,086	$246,224

Ratio of:

Underperforming assets to total assets	.57%	.59%

Underperforming assets to total loans, leases and real estate and other collateral owned	.98	.94

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future, are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans and leases results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $25.7 million at June 30, 2003, down from $61.9 million at March 31, 2003 and up from $14.8 million at December 31, 2002. The vast majority of our potential problem loans and leases, as well as our underperforming assets, are collateralized.

SOURCES OF FUNDS

Deposits

Composition of Deposits (Figure 10)

	6/30/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:

Interest-bearing	$6,493,279	1.12%	$7,460,530	1.80%

Noninterest-bearing	2,656,047	—	2,189,903	—

Total checking accounts	9,149,326	0.79	9,650,433	1.39

Money market and savings accounts	8,475,706	1.28	8,157,534	1.51

Total transactions accounts	17,625,032	1.03	17,807,967	1.45

Certificates of deposit	10,314,742	3.17	9,719,876	3.61

Total deposits, net	$27,939,774	1.82	$27,527,843	2.21

Including the effect of interest rate swaps		1.72%		2.06%

Investment securities and mortgage-backed securities with a par value of $526.6 million at June 30, 2003 and $489.0 million at December 31, 2002, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At June 30, 2003, borrowings consisted primarily of Federal Home Loan Bank (“FHLB”) advances. These positions were secured by our investment in the stock of the FHLB, as well as $8.6 billion in certain real estate loans and $6.9 billion in mortgage-backed securities.

FHLB Advances (Figure 11)

	6/30/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$2,165,000	1.50%	$2,595,000	1.34%

Long-term:

Fixed-rate advances	5,994,195	5.67	6,024,560	5.68

Variable-rate advances	2,409,605	1.28	409,605	1.23

Total advances	10,568,800	3.82	9,029,165	4.23

Plus unamortized premium on advances	13,455	—	8,760	—

Total advances, net	$10,582,255	3.78	$9,037,925	4.18

Including the effect of interest rate swaps		3.87%		4.26%

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain of these agreements totaling $210.0 million in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $1.7 billion in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

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

In May 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the Bank’s subordinated notes. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the six months ended June 30, 2003, the net unrealized loss attributed to these interest rate swaps decreased $2.3 million to an ending balance of $23.6 million. The corresponding interest rate swap liabilities were recognized in our Consolidated Statements of Financial Condition at June 30, 2003 under the caption “Accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

	6/30/03					12/31/02

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

	(Dollars in thousands)
Fixed Payment and Fixed Receipt(1)

2007	$1,005,000	4.31%		2.75%		$1,005,000	4.31%		2.75%

2008	670,000	3.55		1.94		—	—		—

Total	$1,675,000	4.00%		2.42%		$1,005,000	4.31%		2.75%

Fixed Payment and Variable Receipt

2003	$409,605	1.17%		3.55%		$409,605	1.42%		3.55%

2004	375,000	1.29		3.66		375,000	1.40		3.66

2006	200,000	1.29		4.69		200,000	1.40		4.69

Total	$984,605	1.24	%(2)	3.82%		$984,605	1.41	%(2)	3.82%

Variable Payment and Fixed Receipt

2004	$—	—%		—%		$315,000	2.80%		1.57%

2005	210,000	2.12		1.26		—	—		—

2007	—	—		—		555,000	5.51		1.55

2012	400,000	5.76		1.29		400,000	5.76		1.75

Total	$610,000	4.51%		1.28	%(2)	$1,270,000	4.92%		1.62	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based upon LIBOR.

Additionally, we have entered into forward fixed payment and variable receipt interest rate swaps totaling $3.9 billion in notional principal amount that are not reflected in Figure 12 above. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. These forward interest rate swaps become effective between September 2003 and August 2004. The forward interest rate swaps mature between January 2006 and August 2007. The weighted average fixed payment rate on these forward interest rate swaps is 2.85%. The forward interest rate swaps will convert certain floating-rate FHLB advances into fixed-rate instruments. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133.

Information on these forward interest rate swaps, by effective date, is as follows:

Forward Interest Rate Swaps (Figure 13)

		Paying
	Notional	Interest
	Amount	Rate

	(Dollars in thousands)
Fixed Payment and Variable Receipt Forward

Interest Rate Swaps Effective Date:

Third quarter 2003	$202,967	3.00%

Fourth quarter 2003	206,638	3.05

First quarter 2004	1,000,000	2.87

Second quarter 2004	1,500,000	2.84

Third quarter 2004	1,000,000	2.79

Total	$3,909,605	2.85%

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	6/30/03	12/31/02

	(Dollars in thousands)
Unrealized gain (loss):

Fair value hedges	$90,018	$84,341

Cash flow hedges	(50,618)	(10,152)

Unhedged interest rate swaps	(23,597)	(25,905)

Total fair value	$15,803	$48,284

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three Months Ended		Six Months Ended

	6/30/03	6/30/02	6/30/03	6/30/02

	(Dollars in thousands)
Interest expense (income):

Deposits	$(7,408)	$(11,971)	$(17,190)	$(23,383)

FHLB advances	2,335	1,750	4,579	3,486

Subordinated notes	(4,434)	(1,737)	(8,825)	(1,737)

Unhedged interest rate swaps	3,860	1,352	7,658	1,352

Total net benefit	$(5,647)	$(10,606)	$(13,778)	$(20,282)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of June 30, 2003, there were outstanding commitments to originate $2.8 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were outstanding unfunded consumer lines of credit of $5.0 billion and corporate banking lines of credit of $340.3 million as of June 30, 2003. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $125.5 million as of June 30, 2003.

Capital and Dividends

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. The Company repurchased 2.7 million shares under the new authorization during the six months ended June 30, 2003 at an average cost of $30.30 per share. This brought the total number of shares repurchased under this program to 10.7 million shares at an average cost of $30.81 per share. Shares and per share data discussed in this paragraph have not been restated to reflect the 5% stock dividend issued September 30, 2002.

Charter One, a financial holding company, is subject to regulation by the Federal Reserve Board (“FRB”) under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. Charter One Bank, N.A. and Advance Bank are subject to various regulatory capital requirements administered by the OCC and the Illinois Commissioner of Banking and Real Estate, respectively. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Regulatory Capital (Figure 16)

			6/30/03

			For Capital
	Actual		Adequacy Purposes			To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$3,454,162	11.83%	$2,336,571	>	8.00%	$2,920,714	>	10.00%

Tier 1 capital to risk-weighted assets	2,689,609	9.21	1,168,286	>	4.00	1,752,428	>	6.00

Tier 1 capital to average assets	2,689,609	6.16	1,746,389	>	4.00	N/A		N/A

Charter One Bank, N.A.:

Total capital to risk-weighted assets	3,420,180	11.86	2,306,834	>	8.00	2,883,543	>	10.00

Tier 1 capital to risk-weighted assets	2,327,190	8.07	1,153,417	>	4.00	1,730,126	>	6.00

Tier 1 capital to average assets	2,327,190	5.36	1,735,300	>	4.00	2,169,125	>	5.00

Advance Bank(1):

Total capital to risk-weighted assets	49,709	12.70	31,307	>	8.00	39,134	>	10.00

Tier 1 capital to risk-weighted assets	44,817	11.45	15,654	>	4.00	23,480	>	6.00

Tier 1 capital to average assets	44,817	7.70	23,267	>	4.00	29,083	>	5.00

			12/31/02

			For Capital
	Actual		Adequacy Purposes			To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
Charter One:

Total capital to risk-weighted assets	$3,239,604	11.67%	$2,220,734	>	8.00%	$2,775,917	>	10.00%

Tier 1 capital to risk-weighted assets	2,513,577	9.05	1,110,367	>	4.00	1,665,550	>	6.00

Tier 1 capital to average assets	2,513,577	6.10	1,648,861	>	4.00	N/A		N/A

Charter One Bank, N.A.:

Total capital to risk-weighted assets	3,150,686	11.36	2,219,719	>	8.00	2,774,649	>	10.00

Tier 1 capital to risk-weighted assets	2,091,615	7.54	1,109,860	>	4.00	1,664,789	>	6.00

Tier 1 capital to average assets	2,091,615	5.11	1,636,187	>	4.00	2,045,234	>	5.00

(1)	On June 6, 2003, Charter One completed its acquisition of Advance Bancorp, the holding company of Advance Bank. The merger of Advance Bank into Charter One Bank, N.A. was effective July 11, 2003.

Management believes that, as of June 30, 2003, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 17)

	Three Months Ended

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02

Market price of common stock (NYSE: CF)(1):

High	$32.59	$30.74	$31.48	$33.42	$34.77

Low	27.24	27.05	23.89	25.81	29.30

Close	31.18	27.66	28.73	29.72	32.74

Dividends declared and paid(1)	.24	.22	.22	.21	.21

(1)	Restated to reflect the 5% stock dividend issued September 30, 2002.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

At June 30, 2003, our one-year gap was 12.45% of total interest-earning assets.

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2002 Form 10-K. The assumptions used in our model have been updated as of June 30, 2003. The table below indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points)(1)	12 Months

+200 over one year	(4.61)%

+100 over one year	(2.21)

- 100 over one year	1.56

(1)	In general, short and long-term rates are assumed to increase or decrease, in parallel fashion, across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment in the case of the up and down 100 basis points scenarios and up 200 basis points scenario.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in

a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) (b) (c) The Company held its annual meeting of shareholders on April 22, 2003. The following matters were voted on at the meeting:

	For	Withheld

1. The election of seven directors, set forth below, with terms ending in 2006:

Phillip Wm. Fisher	197,759,802	2,322,555

Mark D. Grossi	197,625,478	2,456,879

Karen R. Hitchcock	191,012,629	9,069,727

John D. Koch	197,665,285	2,417,071

Michael P. Morley	191,735,612	8,346,745

Joseph C. Scully	197,731,684	2,350,672

John P. Tierney	190,961,526	9,120,830

The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Herbert G. Chorbajian (term ending 2005)

Barbara J. Mahone (term ending 2005)

Richard W. Neu (term ending 2005)

Victor A. Ptak (term ending 2005)

Melvin J. Rachal (term ending 2005)

Leonard S. Simon (term ending 2005)

Patrick J. Agnew (term ending 2004)

Denise Marie Fugo (term ending 2004)

Charles John Koch (term ending 2004)

Ronald F. Poe (term ending 2004)

Jerome L. Schostak (term ending 2004)

Mark Shaevsky (term ending 2004)

				Broker
	For	Against	Abstain	Non-Votes

2. Reapproval of the Charter One Financial, Inc.

Top Executive Incentive Goal Achievement Plan for purposes of satisfying §162(m) of the Internal Revenue Code	190,162,348	7,583,222	2,334,476	2,310

ITEM 5. Other Information

Cash Dividend – On July 17, 2003, the Company’s Board of Directors declared a regular quarterly cash dividend of $.26 per share, an 8% increase from $.24 per share last quarter. The cash dividend is payable August 20, 2003 to shareholders of record on August 6, 2003.

The Company also indicated that it has discontinued its practice of annual 5% stock dividends. The Board of Directors believes increasing the cash dividend is more in keeping with the interests of Charter One’s shareholders.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits.

Reports on Form 8-K: On April 16, 2003, the Company filed a report on Form 8-K containing its earnings release dated April 16, 2003.

On April 29, 2003, the Company filed a report on Form 8-K containing its presentation materials for the UBS Warburg 2003 Global Financial Services Conference in New York, New York held on April 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	August 14, 2003	/s/ Charles John Koch
Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date:	August 14, 2003	/s/ Richard W. Neu
Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.7	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.8	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy

EXHIBIT
NUMBER	DESCRIPTION
statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.18	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.19	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.24	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant" Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION
11	Statement Regarding Computation of Per Share Earnings

31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)

32	Certifications Required by Section 1350 of Title 18 of the United States Code