Form 10-Q
period 2003-09-30
CHARTER ONE FINANCIAL INC
filed 2003-11-10
CIK 819692

ITEM 1. Financial Statements
CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)
CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)
CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
ITEM 4. Controls and Procedures
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-11 Computation of Per Share Earnings
EX-31.1 Certification - CEO
EX-31.2 Certification - CFO
EX-32 Certificatoins Required by Section 1350

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_  No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes_X_  No___

The number of shares outstanding of the registrant’s sole class of common stock as of October 31, 2003 was 222,628,528.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	9/30/03	12/31/02

	(Dollars in thousands,
	except per share data)
ASSETS
Cash accounts	$518,978	$436,970
Interest-bearing deposits with banks	7,556	9,731
Federal funds sold and other	516	512

Total cash and cash equivalents	527,050	447,213
Investment securities:
Available for sale	270,511	210,095
Held to maturity (fair value of $4,241 and $4,276)	3,952	3,973
Mortgage-backed securities:
Available for sale	11,078,285	11,536,608
Held to maturity (fair value of $304,926 and $565,072)	292,336	540,781
Loans and leases, net	27,735,087	25,852,846
Loans held for sale	296,078	351,892
Bank owned life insurance	823,676	829,043
Federal Home Loan Bank and Federal Reserve Bank stock	700,170	681,923
Premises and equipment	391,615	353,730
Accrued interest receivable	147,254	154,962
Real estate and other collateral owned	48,198	42,980
Loan servicing assets	168,697	128,564
Goodwill	415,696	386,372
Other assets	380,647	375,090

Total assets	$43,279,252	$41,896,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$28,046,238	$27,527,843
Federal Home Loan Bank advances	9,820,184	9,037,925
Federal funds purchased and repurchase agreements	62,716	283,912
Other borrowings	704,629	708,853
Advance payments by borrowers for taxes and insurance	50,768	23,595
Accrued interest payable	65,075	38,372
Accrued expenses and other liabilities	1,288,801	1,191,747

Total liabilities	40,038,411	38,812,247

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 229,944,441 and 227,571,468 shares issued	2,299	2,276
Additional paid-in capital	2,274,947	2,193,095
Retained earnings	1,098,042	824,564
Less 6,953,759 and 2,781,151 shares of common stock held in treasury at cost	(215,085)	(82,610)
Accumulated other comprehensive income	80,638	146,500

Total shareholders’ equity	3,240,841	3,083,825

Total liabilities and shareholders’ equity	$43,279,252	$41,896,072

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$368,952	$410,237	$1,114,278	$1,253,132
Mortgage-backed securities:
Available for sale	129,695	135,099	433,496	388,000
Held to maturity	5,326	10,695	20,453	37,756
Investment securities:
Available for sale	3,563	2,939	9,903	8,526
Held to maturity	51	61	161	192
Other interest-earning assets	7,531	9,729	22,772	27,119

Total interest income	515,118	568,760	1,601,063	1,714,725

Interest expense:
Deposits	115,862	160,821	376,339	500,798
Federal Home Loan Bank advances	100,813	103,729	304,637	311,372
Other borrowings	13,185	13,943	40,357	31,324

Total interest expense	229,860	278,493	721,333	843,494

Net interest income	285,258	290,267	879,730	871,231
Provision for loan and lease losses	37,663	47,695	134,494	131,689

Net interest income after provision for loan and lease losses	247,595	242,572	745,236	739,542

Other income:
Retail banking	94,183	84,175	275,370	241,474
Mortgage banking	65,604	(36,961)	41,682	(16,503)
Leasing operations	(4,118)	404	(23,204)	991
Net gains	16,112	83,881	201,314	143,448
Bank owned life insurance and other	8,638	7,582	25,044	26,014

Total other income	180,419	139,081	520,206	395,424

Administrative expenses:
Compensation and employee benefits	92,582	81,443	270,428	239,340
Net occupancy and equipment	31,985	30,288	93,637	86,485
Marketing expenses	22,411	11,788	56,263	30,629
Federal deposit insurance premiums	1,118	1,104	3,385	3,421
Other administrative expenses	46,733	46,683	149,162	142,209

Total administrative expenses	194,829	171,306	572,875	502,084

Income before income taxes	233,185	210,347	692,567	632,882
Income taxes	74,036	66,785	219,890	200,940

Net income	$159,149	$143,562	$472,677	$431,942

Basic earnings per share	$.71	$.63	$2.11	$1.87

Diluted earnings per share	$.69	$.61	$2.05	$1.82

Average common shares outstanding:
Basic	224,399,805	228,765,954	224,966,297	230,549,330

Diluted	230,661,929	235,615,457	230,739,490	237,653,561

Cash dividends declared per share	$.26	$.21	$.72	$.61

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended

	9/30/03	9/30/02

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$472,677	$431,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	134,494	131,689
Net gains	(201,314)	(143,448)
Accretion of discounts, amortization of premiums, and amortization of depreciation, net	147,373	131,768
Origination of loans held for sale	(2,715,313)	(1,652,269)
Proceeds from sale of loans held for sale	2,711,096	1,647,746
Increase in accrued interest payable	26,703	8,489
Other	117,679	398,568

Net cash provided by operating activities	693,395	954,485

Cash flows from investing activities:
Net principal disbursed on loans and leases	(7,587,052)	(4,910,650)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	251,653	338,713
Mortgage-backed securities available for sale	5,169,325	1,267,603
Investment securities held to maturity	541	1,851
Investment securities available for sale	59,305	26,618
Proceeds from sale of:
Mortgage-backed securities available for sale	8,268,905	9,054,320
Investment securities available for sale	40,938	1,642
Federal Home Loan Bank and Federal Reserve Bank stock	18,492	8,082
Purchase of:
Mortgage-backed securities available for sale	(6,862,003)	(5,730,658)
Investment securities available for sale	(57,235)	(76,599)
Federal Home Loan Bank and Federal Reserve Bank stock	(10,213)	(42,657)
Loans	(47,611)	(12,727)
Net cash received (paid) in connection with business combinations	77,944	(90,425)
Other	(150,716)	(122,819)

Net cash used in investing activities	(827,727)	(287,706)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,261,196)	(1,238,785)
Proceeds from long-term borrowings	2,011,127	424,209
Repayments of long-term borrowings	(265,014)	(24,237)
Increase in deposits	21,421	1,722,959
Increase (decrease) in advance payments by borrowers for taxes and insurance	27,173	(6,525)
Payment of dividends on common stock	(162,106)	(141,367)
Proceeds from issuance of common stock	48,907	53,747
Purchase of treasury stock	(206,143)	(342,740)

Net cash provided by financing activities	214,169	447,261

Net increase in cash and cash equivalents	79,837	1,114,040
Cash and cash equivalents, beginning of the period	447,213	516,520

Cash and cash equivalents, end of period	$527,050	$1,630,560

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$693,117	$977,446
Cash paid for income taxes	127,000	4,500
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	5,991,223	5,066,120

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial condition or results of operations.

4.	In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in thousands, except per share data)
Net income:
As reported	$159,149	$143,562	$472,677	$431,942
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(7,136)	(6,887)	(22,154)	(20,971)

Pro forma	$152,013	$136,675	$450,523	$410,971

Basic earnings per share:
As reported	$.71	$.63	$2.11	$1.87
Pro forma	.68	.60	2.00	1.79
Diluted earnings per share:
As reported	.69	.61	2.05	1.82
Pro forma	.66	.58	1.96	1.73

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

Dividend yield	3.00%	3.00%	3.00%	3.00%
Volatility	37.65-37.84%	36.04-37.15%	37.65-47.26%	35.94-37.15%
Risk-free interest rate	3.37-3.79%	3.67-4.20%	2.68-3.79%	3.67-4.98%
Life of grant	6 years	6 years	6 years	6 years

The estimated weighted-average date of grant fair value (based on the above option-pricing model and assumptions) was $9.82 and $9.36 for stock options granted in the three months ended September 30, 2003 and 2002, respectively, and $10.93 and $8.96 for stock options granted in the nine months ended September 30, 2003 and 2002, respectively.

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

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, guidance related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial condition or results of operations.

7.	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain freestanding financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS No. 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial condition or results of operations.

8.	On June 6, 2003, the Company completed its acquisition of Advance Bancorp (“Advance”), the holding company of Advance Bank, an Illinois state-chartered commercial bank headquartered in Lansing, Illinois. On July 11, 2003, Advance Bank was merged into Charter One Bank, N.A. On June 6, 2003, Advance had assets of $667.5 million and deposits of $482.1 million in 14 branches located in Cook County, Illinois. The Company issued 2,389,795 common shares and initially recorded $46.6 million of goodwill based on a preliminary determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. During the third quarter of 2003, the Company reduced its goodwill related to the Advance acquisition by $17.3 million to an ending balance of $29.3 million at September 30, 2003. The reduction resulted from adjustments to the fair values of certain commercial real estate and corporate banking loans acquired from Advance. The Company included the results of operations of Advance in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2003, are not significant and, accordingly, are not provided.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation. As of September 30, 2003, the Company owned all of the outstanding capital stock of Charter One Bank, N.A., a national bank. We sometimes refer to this financial institution in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont, and in some markets of Massachusetts, Indiana, Connecticut and Pennsylvania. As of September 30, 2003, the Bank and its subsidiaries were doing business through 566 full-service branches, 27 loan production offices and 956 ATMs.

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

RESULTS OF OPERATIONS

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three and nine months ended September 30, 2003 and 2002.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Nine Months Ended

	9/30/03		9/30/02		9/30/03		9/30/02

	(Dollars in thousands, except per share data)
Net income	$159,149		$143,562		$472,677		$431,942
Diluted earnings per share	.69		.61		2.05		1.82
Return on average assets	1.46%		1.46%		1.45%		1.50%
Return on average equity	20.12		18.89		19.52		19.47
Return on average tangible equity(1)	23.59		21.70		22.58		22.38
Average equity to average assets	7.25		7.72		7.41		7.68
Net interest income to administrative expenses	1.46	x	1.69	x	1.54	x	1.74	x
Administrative expenses to average assets	1.79%		1.74%		1.75%		1.74%
Efficiency ratio(2)	41.84		39.90		40.92		39.64

(1)	Computed as the ratio of net income, excluding the amortization of other intangible assets, to average tangible equity.
(2)	Computed as the ratio of total administrative expenses to net interest income and total other income.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

			Three Months Ended

		9/30/03			9/30/02

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$26,993,081	$368,952	5.46%	$25,460,404	$410,237	6.43%
Mortgage-backed securities:
Available for sale	12,414,464	129,695	4.18	9,364,722	135,099	5.77
Held to maturity	317,638	5,326	6.71	677,206	10,695	6.32
Investment securities:
Available for sale	282,726	3,563	5.04	181,769	2,939	6.47
Held to maturity	3,771	51	5.37	4,480	61	5.52
Other interest-earning assets	723,721	7,531	4.07	979,454	9,729	3.89

Total interest-earning assets	40,735,401	515,118	5.05	36,668,035	568,760	6.19

Allowance for loan and lease losses	(379,527)			(267,486)
Noninterest-earning assets	3,272,787			2,968,951

Total assets	$43,628,661			$39,369,500

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,166,100	14,960	.96	$6,283,029	33,721	2.13
Money market and savings accounts	8,545,286	23,765	1.10	8,378,267	44,790	2.12
Certificates of deposit	10,708,517	77,138	2.86	9,831,050	82,310	3.32

Total deposits	25,419,903	115,863	1.81	24,492,346	160,821	2.61

Federal Home Loan Bank advances	10,265,634	100,812	3.89	7,944,811	103,729	5.18
Other borrowings	871,430	13,185	6.03	929,957	13,943	5.97

Total borrowings	11,137,064	113,997	4.06	8,874,768	117,672	5.26

Total interest-bearing liabilities	36,556,967	229,860	2.49	33,367,114	278,493	3.31

Noninterest-bearing liabilities:
Demand deposit accounts	2,615,262			1,789,713
Other noninterest-bearing liabilities	1,292,960			1,173,108

Total noninterest-bearing liabilities	3,908,222			2,962,821

Total liabilities	40,465,189			36,329,935
Shareholders’ equity	3,163,472			3,039,565

Total liabilities and shareholders’ equity	$43,628,661			$39,369,500

Net interest income		$285,258			$290,267

Interest rate spread			2.56			2.88
Net yield on average interest- earning assets			2.80			3.17
Average interest-earning assets to average interest-bearing liabilities			111.43%			109.89%

	Nine Months Ended

	9/30/03			9/30/02

			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$26,321,364	$1,114,278	5.65%	$25,296,320	$1,253,132	6.61%
Mortgage-backed securities:
Available for sale	13,026,174	433,496	4.44	8,710,523	388,000	5.94
Held to maturity	397,442	20,453	6.86	771,416	37,756	6.53
Investment securities:
Available for sale	249,032	9,903	5.30	160,661	8,526	7.08
Held to maturity	3,928	161	5.47	4,998	192	5.13
Other interest-earning assets	775,216	22,772	3.87	952,088	27,119	3.76

Total interest-earning assets	40,773,156	1,601,063	5.24	35,896,006	1,714,725	6.37

Allowance for loan and lease losses	(355,880)			(260,458)
Noninterest-earning assets	3,156,356			2,863,644

Total assets	$43,573,632			$38,499,192

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,881,546	68,990	1.34	$6,102,712	100,558	2.20
Money market and savings accounts	8,271,203	85,295	1.38	7,915,705	132,271	2.23
Certificates of deposit	10,005,413	222,054	2.97	10,107,847	267,969	3.54

Total deposits	25,158,162	376,339	2.00	24,126,264	500,798	2.78

Federal Home Loan Bank advances	10,690,548	304,637	3.81	7,966,061	311,372	5.22
Other borrowings	870,680	40,357	6.17	598,769	31,324	6.96

Total borrowings	11,561,228	344,994	3.98	8,564,830	342,696	5.35

Total interest-bearing liabilities	36,719,390	721,333	2.62	32,691,094	843,494	3.45

Noninterest-bearing liabilities:
Demand deposit accounts	2,315,988			1,745,700
Other noninterest-bearing liabilities	1,309,737			1,104,913

Total noninterest-bearing liabilities	3,625,725			2,850,613

Total liabilities	40,345,115			35,541,707
Shareholders’ equity	3,228,517			2,957,485

Total liabilities and shareholders’ equity	$43,573,632			$38,499,192

Net interest income		$879,730			$871,231

Interest rate spread			2.62			2.92
Net yield on average interest- earning assets			2.88			3.24
Average interest-earning assets to average interest-bearing liabilities			111.04%			109.80%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not attributable solely to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $26.9 million and $26.1 million for the three months ended September 30, 2003 and 2002, respectively, and $83.3 million and $74.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2003 v. 2002			2003 v. 2002

	Increase (decrease) due to			Increase (decrease) due to

	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest income:
Loans and leases	$(65,820)	$24,535	$(41,285)	$(189,122)	$50,268	$(138,854)
Mortgage-backed securities:
Available for sale	(42,830)	37,426	(5,404)	(114,553)	160,049	45,496
Held to maturity	624	(5,993)	(5,369)	1,852	(19,155)	(17,303)
Investment securities:
Available for sale	(750)	1,374	624	(2,505)	3,882	1,377
Held to maturity	—	(10)	(10)	12	(43)	(31)
Other interest-earning assets	444	(2,642)	(2,198)	826	(5,173)	(4,347)

Total	(108,332)	54,690	(53,642)	(303,490)	189,828	(113,662)

Interest expense:
Checking accounts	(18,144)	(617)	(18,761)	(43,166)	11,598	(31,568)
Money market and savings accounts	(22,080)	1,056	(21,024)	(54,156)	7,179	(46,977)
Certificates of deposit	(12,121)	6,947	(5,174)	(43,225)	(2,689)	(45,914)
Federal Home Loan Bank advances	(15,308)	12,392	(2,916)	(73,784)	67,049	(6,735)
Other borrowings	(308)	(450)	(758)	(2,693)	11,726	9,033

Total	(67,961)	19,328	(48,633)	(217,024)	94,863	(122,161)

Change in net interest income	$(40,371)	$35,362	$(5,009)	$(86,466)	$94,965	$8,499

Net interest income was $285.3 million for the three months ended September 30, 2003, down $5.0 million, or 1.7%, from the third quarter of 2002. Net yield on average interest-earning assets during the third quarter of 2003 was 2.80%, down 37 basis points from the third quarter of 2002. The reduction in net interest income and the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from deposit and borrowings repricings in the past year.

Net interest income was $879.7 million for the nine months ended September 30, 2003, up $8.5 million from the comparable period in 2002. The increase in net interest income was due to the growth in interest-earning assets, as well as benefits obtained from deposit and borrowings repricings in the past year. Net yield on average interest-earning assets during the nine months ended September 30, 2003 was 2.88%, down 36 basis points from the comparable period in 2002. The reduction in the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from deposit and borrowings repricings in the past year.

In the present interest rate environment, Charter One expects to limit its asset growth over the next few quarters. This will be accomplished through efforts to reduce Charter One’s combined one-to-four family and mortgage-backed securities portfolios, offset by an expected increase in non one-to-four family loans. As a result of this strategy and assuming no additional reductions in core deposit repricings, net interest income could experience further pressure in the near term.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended September 30, 2003 was $37.7 million, a decrease of $10.0 million from the three months ended September 30, 2002. The ratio of the allowance for loan and lease losses to total loans and leases before the allowance increased to 1.37% at September 30, 2003 from 1.24% at December 31, 2002 and 1.13% at September 30, 2002. The provision for loan and lease losses for the nine months ended September 30, 2003 was $134.5 million, an increase of $2.8 million from the comparable period in 2002. The increased provision year over year was necessary to cover higher charge-offs and maintain the allowance for loan and lease losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Additionally, the provision for loan and lease losses was increased to reflect the continued weakening in the national economy in the first nine months of 2003, specifically in the airline industry.

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

Excluding the charge-offs associated with the 2002 policy change discussed above, net charge-offs totaled $24.7 million and $78.1 million in the three and nine months ended September 30, 2003, respectively, compared to $22.1 million and $70.2 million in the three and nine months ended September 30, 2002, respectively. The $78.1 million of net charge-offs for 2003 included a $6.1 million charge-off related to the resolution of a $19.6 million airline lease in the first quarter of 2003, as well as a $2.1 million charge-off on an airline lease in the second quarter of 2003.

The Company’s aircraft leasing portfolio totaled $357.5 million at September 30, 2003, or 1.26% of its total loans and leases. The aircraft leasing portfolio includes $257.4 million to domestic air carriers, with the remainder on corporate jets and cargo planes leased to corporations. The Company has no direct exposure to US Air, United Airlines, American Airlines or Air Canada.

See “Financial Condition – Asset Quality” for further information regarding our allowance for loan and lease losses.

Other Income

Other income for the three months ended September 30, 2003 was $180.4 million, an increase of $41.3 million, or 29.7%, over the $139.1 million for the three months ended September 30, 2002. The increase was primarily attributable to income from retail banking and mortgage banking. Retail banking income increased $10.0 million, or 11.9%, over the comparable period in 2002. The biggest driver of the increase was deposit-related revenue, which totaled $82.7 million in the third quarter of 2003, up 14.4% over the year ago quarter. Deposit-related revenue reflected the benefits of our strategy to emphasize noninterest-bearing checking account growth. Offsetting the benefits of this strategy was the impact of reduced revenue from debit card transactions that resulted from the April 27, 2003 MasterCard International, Inc. settlement of a class action lawsuit with Wal-Mart Stores, Inc. and other retailers. The settlement, which went into effect August 1, 2003, reduced third quarter revenue by approximately $2.3 million. Without that reduction, third quarter 2003 deposit–related revenue would have been up 17.5% over the third quarter of 2002. The other components of retail banking revenue include fees from retail brokerage activities ($7.6 million, down 10.7% from the year ago quarter) and other revenue related to retail operations ($3.9 million, up 15.8% from the year ago quarter).

With respect to retail franchise development activities, we are planning aggressive de novo expansion during 2003 and 2004. The 2003 goal is to open approximately 125 new banking centers, with 99 in-store and 26 traditional locations. We expect additional expansion during 2004. During the third quarter of 2003, we opened 44 new banking centers, for a total of 92 new banking centers since December 31, 2002 (excluding 13 banking centers added in the July 2003 acquisition of Advance Bancorp).

Mortgage banking income totaled $65.6 million for the three months ended September 30, 2003, an increase of $102.6 million over the $37.0 million loss recorded for the three months ended September 30, 2002. Due to slower projected prepayment speeds in our loan servicing portfolio, we recorded a $50.3 million decrease in the valuation allowance on mortgage servicing assets in the third quarter of 2003, resulting in an ending valuation allowance of $82.7 million. Total mortgage banking income, excluding the $50.3 million decrease in the valuation allowance, was $15.4 million in the third quarter of 2003. In the year ago quarter, mortgage banking income totaled $19.0 million, excluding a $56.0 million increase in the valuation allowance. The portfolio of loans serviced for others totaled $16.7 billion at September 30, 2003, and carried a weighted average coupon of 6.24%. The portfolio decreased slightly from the third quarter of 2002 reflecting prepayments and the lack of securitization activity during the third quarter of 2003. The related mortgage servicing assets were 1.01% of the portfolio, or $168.7 million, at September 30, 2003. With an average servicing spread of 35 basis points, that translates into a servicing asset valuation of 2.9 times the servicing spread.

Net gains totaled $16.1 million for the third quarter of 2003, a decrease of $67.8 million from the $83.9 million of net gains for the third quarter of 2002. Net gains for the third quarter of 2003 included $28.0 million of net gains from the sale of $2.4 billion of mortgage-backed securities, as well as $4.7 million in gains on interest-rate exchange agreements that do not qualify for hedge accounting under SFAS No. 133. Offsetting the gains was a loss of $18.0 million from the termination of a $250.0 million FHLB advance (with a weighted average cost of 4.99%) scheduled to mature in 2006. Net gains for the third quarter of 2002 included $107.8 million of net gains from the sale of $4.5 billion of mortgage-backed securities, offset by a $22.1 million unrealized loss on interest rate swaps that are accounted for at fair value under SFAS No. 133. The $22.1 million unrealized loss was the result of the decline in interest rates during the third quarter of 2002. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

Leasing operations reflected a loss of $4.1 million in the third quarter of 2003, compared to income of $404,000 for the third quarter of 2002. The decline in income resulted from $5.5 million in residual adjustments on miscellaneous equipment, none of which was related to the aircraft industry.

Other income for the nine months ended September 30, 2003 was $520.2 million, an increase of $124.8 million, or 31.6%, over the $395.4 million for the nine months ended September 30, 2002. Retail banking income increased $33.9 million, or 14.0%, for the nine months ended September 30, 2003. The reasons for this increase were substantially the same as for the third quarter results discussed in the above paragraphs. Net gains totaled $201.3 million for the nine months ended September 30, 2003, an increase of $57.9 million over the comparable 2002 period. Net gains for the nine months ended September 30, 2003 included $211.4 million in net gains from the sale of $8.1 billion in mortgage-backed securities, as well as $7.0 million in gains on interest-rate exchange agreements that do not qualify for hedge accounting under SFAS No. 133. Offsetting the gains was a loss of $18.0 million from the termination of a $250.0 million FHLB advance (with a weighted average cost of 4.99%) scheduled to mature in 2006. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

Mortgage banking income totaled $41.7 million for the nine months ended September 30, 2003, compared to a loss of $16.5 million for the nine months ended September 30, 2002. Due to slower projected prepayments in our loan servicing portfolio, we recorded a net $20.1 million decrease in the valuation allowance on mortgage servicing assets during the nine months ended September 30, 2003. However, a permanent impairment charge of $37.2 million was recorded during the second quarter of 2003.

Leasing operations reflected a loss of $23.2 million for the nine months ended September 30, 2003, compared to income of $991,000 for the nine months ended September 30, 2002. The decline in income resulted from $21.5 million in residual adjustments, which were primarily related to the Company’s aircraft leasing portfolio and $5.5 million in residual adjustments on miscellaneous equipment, none of which was related to the aircraft industry.

Administrative Expenses

Administrative expenses were $194.8 million for the three months ended September 30, 2003, an increase of $23.5 million, or 13.7%, from the third quarter of 2002. The increase in administrative expenses was primarily attributable to increased compensation and marketing costs associated with the Company’s significant retail expansion program discussed in “Other Income” above. Our efficiency ratio was 41.84% for the three months ended September 30, 2003, compared to 39.90% for the three months ended September 30, 2002.

Administrative expenses were $572.9 million for the nine months ended September 30, 2003, an increase of $70.8 million, or 14.1%, from the 2002 period. The increase in administrative expenses was substantially the same as for the third quarter results discussed in the above paragraph. Our efficiency ratio was 40.92% for the nine months ended September 30, 2003, compared to 39.64% for the nine months ended September 30, 2002.

Federal Income Tax

Federal income tax expense for the three months ended September 30, 2003 was $74.0 million, compared to $66.8 million for the same period in 2002. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for both the 2003 and 2002 periods.

Federal income tax expense for the nine months ended September 30, 2003 was $219.9 million, compared to $200.9 million for the same period in 2002. The primary reason for this increase in the provision for federal income taxes was an increase in pre-tax income. The effective tax rate was 31.7% for both the 2003 and 2002 periods.

FINANCIAL CONDITION

At September 30, 2003, total assets were $43.3 billion, compared to total assets of $41.9 billion at December 31, 2002. As illustrated in Figure 5 below, loan and lease originations totaled a record $20.0 billion in the nine months ended September 30, 2003, compared to $14.7 billion in the nine months ended September 30, 2002. Non one-to-four family loan originations totaled $9.3 billion, or 46.4% of the total. The non one-to-four family activity was led by $3.7 billion in consumer loans and $2.9 billion in auto finance loans.

As discussed in “Results of Operations – Net Interest Income,” we intend to limit balance sheet growth in the current interest rate environment by reducing our one-to-four family exposure. This strategy will likely constrain the growth in net interest income for the near term. At September 30, 2003, we had committed to sell $1.6 billion in mortgage-backed securities for a pre-tax gain of $41.7 million to be recognized in the fourth quarter of 2003.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	9/30/03	12/31/02

	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$6,737,463	$5,869,554
Adjustable rate	2,600,507	2,437,166
Construction	451,093	427,729

	9,789,063	8,734,449

Commercial real estate:
Multifamily	752,006	730,263
Commercial	1,181,362	1,024,840
Construction	528,628	506,178

	2,461,996	2,261,281

Consumer:
Retail	4,999,488	5,494,453
Automobile	6,376,830	5,606,329
Consumer finance	1,073,054	984,772

	12,449,372	12,085,554

Business:
Leasing	2,166,350	2,133,468
Corporate banking	1,553,739	1,318,003

	3,720,089	3,451,471

Loans and leases before allowance for loan and lease losses	28,420,520	26,532,755
Allowance for loan and lease losses	(389,355)	(328,017)

Loans and leases, net(1)	$28,031,165	$26,204,738

Portfolio of loans serviced for others	$16,700,490	$16,893,609

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$3,896,869	$2,481,022	$10,548,555	$7,113,855
Multifamily	75,185	49,187	184,076	108,885
Commercial	124,806	48,601	275,245	175,375

Total permanent loans	4,096,860	2,578,810	11,007,876	7,398,115

Construction:
One-to-four family	62,180	54,377	151,273	27,720
Multifamily	30,371	13,950	57,267	38,938
Commercial	16,656	29,385	57,732	111,108

Total construction loans	109,207	97,712	266,272	177,766

Total real estate loans originated	4,206,067	2,676,522	11,274,148	7,575,881

Retail consumer	1,431,291	948,632	3,719,802	2,885,687
Automobile	909,477	1,012,926	2,916,836	2,478,734
Consumer finance	128,536	73,931	353,302	185,352
Leases	152,279	110,428	327,796	321,013
Corporate banking	443,732	512,600	1,365,735	1,265,413

Total loans and leases originated	7,271,382	5,335,039	19,957,619	14,712,080

Acquired through business combinations and purchases	2,737	2,637	409,826	213,992

Sales and principal reductions:
Loans sold	1,067,083	527,011	2,715,313	1,652,269
Loans exchanged for mortgage backed securities	225,498	809,167	5,991,223	5,066,120
Principal reductions	3,447,925	2,943,422	9,733,849	8,262,966

Total sales and principal reductions	4,740,506	4,279,600	18,440,385	14,981,355

Increase (decrease) before net items	$2,533,613	$1,058,076	$1,927,060	$(55,283)

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at September 30, 2003 and December 31, 2002. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	9/30/03	12/31/02

	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,934	$91,462
Securities of U.S. states and political subdivisions	40,323	1,898
Corporate and other securities	132,254	116,735

Total investment securities available for sale	270,511	210,095

Held to Maturity
U.S. Treasury and agency securities	262	—
Securities of U.S. states and political subdivisions	3,660	3,943
Corporate and other securities	30	30

Total investment securities held to maturity	3,952	3,973

Total	$274,463	$214,068

Weighted average rate	5.40%	5.64%

Mortgage-Backed Securities (Figure 7)

	9/30/03	12/31/02

	(Dollars in thousands)
Available for Sale
Participation certificates:
U.S. government and agency issues	$10,317,012	$10,051,046
Collateralized mortgage obligations:
U.S. government and agency issues	657,857	1,068,518
Private issues	103,416	417,044

Total mortgage-backed securities available for sale	11,078,285	11,536,608

Held to Maturity
Participation certificates:
U.S. government and agency issues	211,148	311,398
Private issues	26,151	51,717
Collateralized mortgage obligations:
U.S. government and agency issues	33,016	96,130
Private issues	22,021	81,536

Total mortgage-backed securities held to maturity	292,336	540,781

Total	$11,370,621	$12,077,389

Weighted average rate	4.67%	4.95%

Asset Quality

Charter One has a Reserve Adequacy Committee that sets target levels for the allowance for loan and lease losses. The Committee meets quarterly and its membership includes management as well as Directors. That Committee considers several factors as it sets target levels of reserves that are deemed adequate to absorb losses inherent in the loan and lease portfolio. Those factors include internal measurements of asset quality (such as charge-off trends, delinquency data, asset classification trends, and nonperforming and underperforming loan trends), the overall economic environment in which Charter One operates, and the size and mix of the loan and lease portfolio. All outstanding loans and leases are considered when evaluating the adequacy of the allowance for loan and lease losses. These various factors are utilized to calculate a range of reserves. Based upon the range calculated, the Committee then sets target levels for reserves. See also “Provision for Loan and Lease Losses” for further discussion.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$376,393	$267,155	$328,017	$255,478
Provision for loan and lease losses	37,663	47,695	134,494	131,689
Acquired through business combination	—	—	4,969	3,184
Loans and leases charged off:
One-to-four family	(655)	(643)	(2,361)	(4,675)
Commercial real estate	(474)	(290)	(1,227)	(1,208)
Retail consumer	(2,819)	(2,308)	(8,893)	(10,096)
Automobile	(15,869)	(16,429)	(45,947)	(63,024)
Consumer finance	(4,396)	(5,160)	(12,908)	(20,610)
Leases	—	(519)	(8,156)	(2,780)
Corporate banking	(6,610)	(4,776)	(16,507)	(10,813)

Total charge-offs	(30,823)	(30,125)	(95,999)	(113,206)

Recoveries:
One-to-four family	31	881	89	915
Commercial real estate	68	488	277	618
Retail consumer	1,044	484	2,025	1,246
Automobile	4,279	3,574	12,955	9,105
Consumer finance	329	238	669	333
Leases	228	430	1,227	430
Corporate banking	143	1,980	632	3,008

Total recoveries	6,122	8,075	17,874	15,655

Net loan and lease charge-offs	(24,701)	(22,050)	(78,125)	(97,551)

Balance, end of period	$389,355	$292,800	$389,355	$292,800

Net charge-offs to average loans and leases (annualized)	.37%	.35%	.40%	.51%

Figure 9 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days.

Nonperforming and Underperforming Assets (Figure 9)

	9/30/03	12/31/02

	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family	$22,784	$27,904
Multifamily and commercial	11,333	5,369
Construction and land	22,974	9,885

Total real estate mortgage loans	57,091	43,158
Retail consumer	10,405	13,937
Automobile	—	—
Consumer finance	42,589	40,227
Leases	6,569	6,211
Corporate banking	25,078	39,098

Total nonaccrual loans and leases	141,732	142,631
Restructured real estate mortgage loans	481	501

Total nonperforming loans and leases	142,213	143,132
Real estate and other collateral owned	47,249	40,776

Total nonperforming assets	$189,462	$183,908

Ratio of:
Nonperforming loans and leases to total loans and leases	.51%	.55%
Nonperforming assets to total assets	.44	.44
Nonperforming assets to total loans, leases and real estate and other collateral owned	.67	.70
Allowance for loan and lease losses to:
Nonperforming loans and leases	273.78	229.17
Total loans and leases before allowance	1.37	1.24
Accruing loans and leases delinquent more than 90 days:
Real estate mortgage loans:
One-to-four family	$21,239	$25,643
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	21,239	25,643
Retail consumer	2,654	4,758
Automobile	2,680	3,621
Consumer finance	23,298	26,739
Leases	—	19
Corporate banking	311	1,536

Total accruing loans and leases delinquent more than 90 days	$50,182	$62,316

Total underperforming assets	$239,644	$246,224

Ratio of:
Underperforming assets to total assets	.55%	.59%
Underperforming assets to total loans, leases and real estate and other collateral owned	.85	.94

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future, are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans and leases results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $32.5 million at September 30, 2003, $25.7 million at June 30, 2003, $61.9 million at March 31, 2003 and $14.8 million at December 31, 2002. The vast majority of our potential problem loans and leases, as well as our underperforming assets, are collateralized.

SOURCES OF FUNDS

Deposits

Composition of Deposits (Figure 10)

	9/30/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Checking accounts:
Interest-bearing	$5,810,478	.93%	$7,460,530	1.80%
Noninterest-bearing	2,760,848	—	2,189,903	—

Total checking accounts	8,571,326	.63	9,650,433	1.39
Money market and savings accounts	8,686,491	1.01	8,157,534	1.51

Total transactions accounts	17,257,817	.82	17,807,967	1.45
Certificates of deposit	10,788,421	3.13	9,719,876	3.61

Total deposits, net	$28,046,238	1.71	$27,527,843	2.21

Including the effect of interest rate swaps		1.60%		2.06%

Investment securities and mortgage-backed securities with a par value of $578.8 million at September 30, 2003 and $489.0 million at December 31, 2002, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At September 30, 2003, borrowings consisted primarily of Federal Home Loan Bank (“FHLB”) advances. These positions were secured by our investment in the stock of the FHLB, as well as $11.4 billion in certain real estate loans and $4.4 billion in mortgage-backed securities.

FHLB Advances (Figure 11)

	9/30/03		12/31/02

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Short-term	$1,686,800	1.44%	$2,595,000	1.34%
Long-term:
Fixed-rate advances	5,711,606	5.67	6,024,560	5.68
Variable-rate advances	2,409,605	1.14	409,605	1.23

Total advances	9,808,011	3.83	9,029,165	4.23
Plus unamortized premium on advances	12,173	—	8,760	—

Total advances, net	$9,820,184	3.79	$9,037,925	4.18

Including the effect of interest rate swaps		3.88%		4.26%

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain agreements totaling $135.0 million in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $1.8 billion in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

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

In May 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the Bank’s subordinated notes. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the nine months ended September 30, 2003, the net unrealized loss attributed to these interest rate swaps decreased $7.0 million to an ending balance of $18.9 million. The corresponding interest rate swap liabilities were recognized in our Consolidated Statements of Financial Condition at September 30, 2003 under the caption “Accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

	9/30/03					12/31/02

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate

	(Dollars in thousands)
Fixed Payment and Fixed Receipt(1)
2007	$1,005,000	4.31%		2.75%		$1,005,000	4.31%		2.75%
2008	760,000	3.59		1.95		—	—		—

Total	$1,765,000	4.00%		2.40%		$1,005,000	4.31%		2.75%

Fixed Payment and Variable Receipt
2003	$206,638	1.12%		3.58%		$409,605	1.42%		3.55%
2004	375,000	1.13		3.66		375,000	1.40		3.66
2006	402,967	1.12		3.84		200,000	1.40		4.69

Total	$984,605	1.13	%(2)	3.71%		$984,605	1.41	%(2)	3.82%

Variable Payment and Fixed Receipt
2004	$—	—%		—%		$315,000	2.80%		1.57%
2005	135,000	2.18		1.13		—	—		—
2007	—	—		—		555,000	5.51		1.55
2012	400,000	5.76		1.13		400,000	5.76		1.75

Total	$535,000	4.86%		1.13	%(2)	$1,270,000	4.92%		1.62	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.
(2)	Rates are based upon LIBOR.

Additionally, we have entered into forward fixed payment and variable receipt interest rate swaps totaling $3.7 billion in notional principal amount that are not reflected in Figure 12 above. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. These forward interest rate swaps become effective between October 2003 and August 2004. The forward interest rate swaps mature between January 2006 and August 2007. The weighted average fixed payment rate on these forward interest rate swaps is 2.85%. The forward interest rate swaps will convert certain floating-rate FHLB advances into fixed-rate instruments. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133.

Information on these forward interest rate swaps, by effective date, is as follows:

Forward Interest Rate Swaps (Figure 13)

		Paying
	Notional	Interest
	Amount	Rate

	(Dollars in thousands)
Fixed Payment and Variable Receipt Forward Interest Rate Swaps Effective Date:
Fourth quarter 2003	$206,638	3.05%
First quarter 2004	1,000,000	2.87
Second quarter 2004	1,500,000	2.84
Third quarter 2004	1,000,000	2.79

Total	$3,706,638	2.85%

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	9/30/03	12/31/02

	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$63,316	$84,341
Cash flow hedges	(29,031)	(10,152)
Unhedged interest rate swaps	(18,879)	(25,905)

Total fair value	$15,406	$48,284

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three Months Ended		Nine Months Ended

	9/30/03	9/30/02	9/30/03	9/30/02

	(Dollars in thousands)
Interest expense (income):
Deposits	$(7,136)	$(11,003)	$(24,326)	$(34,386)
FHLB advances	2,508	1,808	7,087	5,294
Subordinated notes	(4,528)	(3,898)	(13,353)	(5,635)
Unhedged interest rate swaps	3,996	3,089	11,654	4,441

Total net benefit	$(5,160)	$(10,004)	$(18,938)	$(30,286)

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

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of September 30, 2003, there were outstanding commitments to originate $2.1 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were outstanding unfunded consumer lines of credit of $5.1 billion and corporate banking lines of credit of $371.4 million as of September 30, 2003. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $136.4 million as of September 30, 2003.

Capital and Dividends

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. This program replaced the repurchase program that had been in effect since July 18, 2000 and under which the Company repurchased approximately 15.0 million shares for a total cost of $394.8 million. The Company repurchased 6.6 million shares under the new authorization during the nine months ended September 30, 2003 at an average cost of $31.00 per share. This brought the total number of shares repurchased under this program to 14.6 million shares at an average cost of $30.99 per share.

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

Regulatory Capital (Figure 16)

	9/30/03

			For Capital
	Actual		Adequacy Purposes			To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,449,929	11.42%	$2,417,224	>	8.00%	$3,021,530	>	10.00%
Tier 1 capital to risk-weighted assets	2,673,060	8.85	1,208,612	>	4.00	1,812,918	>	6.00
Tier 1 capital to average assets	2,673,060	6.18	1,729,630	>	4.00	N/A		N/A
Charter One Bank, N.A.:
Total capital to risk-weighted assets	3,481,323	11.53	2,415,181	>	8.00	3,018,976	>	10.00
Tier 1 capital to risk-weighted assets	2,371,535	7.86	1,207,590	>	4.00	1,811,386	>	6.00
Tier 1 capital to average assets	2,371,535	5.51	1,720,835	>	4.00	2,151,044	>	5.00

	12/31/02

			For Capital
	Actual		Adequacy Purposes			To Be "Well Capitalized"

	Amount	Ratio	Amount	Ratio		Amount	Ratio

	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,239,604	11.67%	$2,220,734	>	8.00%	$2,775,917	>	10.00%
Tier 1 capital to risk-weighted assets	2,513,577	9.05	1,110,367	>	4.00	1,665,550	>	6.00
Tier 1 capital to average assets	2,513,577	6.10	1,648,861	>	4.00	N/A		N/A
Charter One Bank, N.A.:
Total capital to risk-weighted assets	3,150,686	11.36	2,219,719	>	8.00	2,774,649	>	10.00
Tier 1 capital to risk-weighted assets	2,091,615	7.54	1,109,860	>	4.00	1,664,789	>	6.00
Tier 1 capital to average assets	2,091,615	5.11	1,636,187	>	4.00	2,045,234	>	5.00

Management believes that, as of September 30, 2003, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 17)

		Three Months Ended

	9/30/03	6/30/03	3/31/03	12/31/02	9/30/02

Market price of common stock (NYSE: CF):
High	$33.20	$32.59	$30.74	$31.48	$33.42
Low	30.10	27.24	27.05	23.89	25.81
Close	30.60	31.18	27.66	28.73	29.72
Dividends declared and paid	.26	.24	.22	.22	.21

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

At September 30, 2003, our one-year gap was 6.57% of total interest-earning assets.

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our December 31, 2002 Form 10-K. The assumptions used in our model have been updated as of September 30, 2003. The table below indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points)(1)	12 Months

+200 over one year	(7.81)%
+100 over one year	(3.98)
-100 over one year	2.88

(1)	In general, short and long-term rates are assumed to increase or decrease, in parallel fashion, across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment in the case of the up and down 100 basis points scenarios and up 200 basis points scenario.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 5. Other Information

Cash Dividend – On October 22, 2003, the Company’s Board of Directors declared a regular quarterly cash dividend of $.26 per share. The cash dividend is payable November 20, 2003 to shareholders of record on

November 6, 2003. This quarterly payout will bring the cash dividend to $.98 per share for the full year of 2003, up 18.1% from the $.83 per share paid in 2002.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: See Index to Exhibits.

(b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date:	November 10, 2003	/s/ Charles John Koch

Charles John Koch Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date:	November 10, 2003	/s/ Richard W. Neu

Richard W. Neu Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	FirstFed Michigan Corporation 1991 Stock Option Plan, filed on November 1, 1995 as an exhibit to Registrant’s Registration Statement on Form S-8 (File No. 33-61273), is incorporated herein by reference.

10.6	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.7	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.8	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.10	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.11	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.12	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.13	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.14	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.17	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.18	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.19	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed on October 1, 1998 as Annex E to the Prospectus contained in the Registrant’s Registration Statement on Form S-4 (File No. 333-65137), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.24	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant’’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)

32	Certifications Required by Section 1350 of Title 18 of the United States Code