Form 10-K
period 2003-12-31
CHARTER ONE FINANCIAL INC
filed 2004-03-12
CIK 819692

annual report 2003

this is a bank

[PHOTO]

[CHARTER ONE FINANCIAL, INC. LOGO]

this is an
invitation

[PICTURE]

this is
charter
one

you are invited to a new
vision in an old industry.

Annual reports should tell the story of what has occurred, and this year’s Charter One Financial annual report is based squarely in reality and fact. Simply put: the numbers were good, the potential is extraordinary and the attitude is clearly unique.

Throughout this year’s annual report, we have summoned, referenced and invoked the powers of retail. To be sure, we’re a bank. But we’re also a great retailer. Our left brain is banking and our right brain retail. We are in this business to think for ourselves and are committed to being a bank apart.

We are energized by the experiences we share with our customers. We are constantly redefining our customer interactions. And we firmly believe that being customer driven is exactly the same as being financially motivated.

In the final analysis, it’s not about what we say. It’s not even about what we did. It’s about what we are doing.

Our invitation is to experience our vision, a vision that is limited only by our imagination.

This is a bank ahead.

1

this is a
checking
account

[PICTURE]

this is
charter
one

a checking account that
everybody loves, except
our competitors.

Our customers rule. They rule how we think about the complete Charter One experience. To them, we must be positively memorable or we disappear into the crowd.

There’s no secret formula, no golden touch and no real mystery. We put our customers’ needs and goals first.

Back in 2000, Charter One was the first in cyber-space to launch free online banking. This adventurous move was dismissed until everyone followed suit.

Many banks discovered free checking in 2003. Free checking has been a core offering of ours since the mid-1980s. More important, last year we improved what was already a good thing. Like our online bank, charterone.com, our checking product, The Best FREE Checking, is now the industry standard.

Very few banks can say that the vast majority of their total business is with the consumer. At Charter One, nearly 100% of our deposits and deposit-related revenues are derived directly from consumer households and small businesses.

We wouldn’t have it any other way.

2 | 3

this is a
destination

[PICTURE]

this is
charter
one

a place with a purpose, a place to look forward to, a place to get into and get more.

Our place or yours?

When we observed the way our customers used our traditional, free-standing banking centers, it became clear they wanted to complete a specific task and get on with their day. This led us to redesign our banking centers.

It also led to the development of partnerships with 19 different grocers, making our branches the most convenient location for customers who want to take care of two retail shopping needs at once.

Not only do grocery store relationships work for our customers, we’ve used them to enter new markets for less money than it would take to build free-standing banking centers. Better yet, our marketing programs are targeted specifically to the grocery store’s existing customers, lowering our household acquisition costs.

We’ve further stimulated accessibility by integrating Starbucks locations into Charter One banking centers, enhancing the experience with convenience, caffeine and banker’s hours that are unmatched.

And it’s not stopping there. By creating destinations where people need to go and where people want to go, we’re leveraging these and other opportunities to feed our growth plans.

This is the place to be.

4 | 5

this is a
banker

[PICTURE]

this is
charter
one

an individual of substance, a master of his craft and a representative of us all.

It all depends on him and hundreds of uniquely talented and motivated individuals like him.

All of this chatter about the Charter One experience and the Charter One difference hinges on the next interaction between two people. Our ability to bring something beyond and better to the mix is ultimately about our people. An impressive experience can simply be a sincere greeting, a timely account observation, a creative financial idea or a well-placed comment about a new haircut.

We will always hire the finest professionals possible. But, first and foremost, we will always hire the finest people possible. We can teach the tasks and techniques of banking, we cannot teach personality or the skills of truly concerned, engaged people.

The people of Charter One are neither “workers” nor a “workforce.” The people of Charter One are individuals doing extraordinary things ... quite simply, Charter One.

This is the face of authentic change.

6 | 7

this is a
retailer

[PICTURE]

this is
charter
one

an enlightened bank that refuses to conduct business as usual.

Retail is not a metaphor, but rather a meter of the experiences and solutions we can provide in the morphing marketplace.

Charter One is taking the lead because we want the lead, because we know no other way to go forward. We remain accountable and responsible to our shareholders, to ourselves and most critically, to our customers.

By refreshing the staid banking terrain we have, and will redefine, an industry by redefining ourselves.

At Charter One, we’re leaning into the winds of change and pushing headlong into 2004 — a leap year that will see us bound forward in exciting new ways.

This is a bank with a brilliant future. This is Charter One.

8 | 9

this is a fact

financial highlights

(dollars in thousands, except per share data)	2003	2002	2001

Net interest income	$1,168,887	$1,169,830	$990,416
Other income	698,470	547,546	473,624
Administrative expenses	790,721	678,972	629,662
Net income	630,891	577,668	500,714
Diluted earnings per share	$2.74	$2.45	$2.10

Return on average assets	1.45%	1.47%	1.41%
Return on average equity	19.45%	19.38%	18.17%
Efficiency ratio	42.34%	39.54%	41.91%

Total assets	$42,628,066	$41,896,072	$38,174,516
Loans and leases, net	28,250,448	26,204,738	25,728,700
Total deposits	27,203,319	27,527,843	25,123,309
Shareholders’ equity	3,275,869	3,083,825	2,928,500

Shareholders’ equity to assets	7.68%	7.36%	7.67%

Book value per share	$14.68	$13.72	$12.43

121
new banking centers
$48 million in capital spent

12%
EPS growth in 2003
11% annual growth for 5 years

50%
increase in retail
non-interest-bearing deposits
$700 million in growth

this is
charter
one

a high-performance bank with results that build for the future.

•	16% increase in deposit-related revenue

•	over 600 new retail employees, many from outside banking

•	600,000 gift cards in 2 months, best in the industry

•	16% increase in consumer checking households in 2003

•	1.5 million checking accounts, 45% enrolled in online banking

•	125 new banking centers planned for 2004

•	$1.6 billion, or 9%, growth in non single-family lending portfolio

•	49% growth in small business loans

•	21% growth in home equity lines of credit

•	single-family exposure down $1.1 billion, or 5%

•	net charge-offs only .38% of average loans and leases

•	allowance for loan/lease losses covers nearly 4 years of 2003 net charge-offs

10 | 11

this is
charter
one

dear fellow shareholders

Our 2003 annual report is dedicated to reinforcing Charter One’s retail roots. For years we have talked about the consumer-oriented focus of our strategy, and in 2003 we dramatically increased that commitment with truly groundbreaking results. That is an important stake in the ground for our shareholders, our customers, our employees, and our communities. It is important in terms of what we accomplished in 2003, but it is much more important in terms of where we are going.

At the beginning of 2003, we established very strategic objectives. We continued our push for non single-family portfolio growth combined with a reduction in single-family exposure to reduce overall interest rate risk. We shifted our deposit growth focus to noninterest-bearing deposits to increase the value of our core deposits. Finally, we applied our core competency in operating a strong retail network to an ambitious expansion plan. These objectives were not just important to the bottom line, they were important in the life cycle of Charter One. We made terrific progress in 2003 and have emerged with even more clarity and conviction as to the importance of those objectives and our strategy to meet them.

[PHOTO OF BUD KOCH]

The numbers were strong where it counts. Our loan portfolio growth was very impressive. In a year where many banks struggled to increase their portfolios, we increased our overall portfolio by 8% and the non single-family portfolio by 9%. Most of that non single-family growth came from home equity loans, small business lending products, commercial real estate and indirect auto loans. All this growth helped us reduce our single-family loans and securities by over $1 billion during the year.

2003 will be remembered as a year the country worked through an historic wave of single-family refinance activity. Our focus on consumer products put us in a great position to benefit from that wave. As a result, we enjoyed abnormally high revenues coming out of our residential lending operation. Gains generated were easily more than four times what we would consider “normal.” We very deliberately invested much of that extra revenue back into the company while absorbing certain nonrecurring expenses. For example, we prudently increased our loss reserves in response to the challenging 2003 economic environment, and we absorbed adjustments related to the value of mortgage servicing rights carried as part of the mortgage operation. Additionally, we accelerated new marketing programs supporting strategic retail initiatives. Finally, we used this opportunity to increase our banking center network by 28%. That means we opened a new door every other business day.

12 | 13

Above all, 2003 was a year our retail banking operation broke through all barriers. During the year, we simultaneously negotiated agreements with several new retailers (including a truly innovative relationship with Starbucks), opened 121 new banking centers and assimilated another 13 locations from our merger with Advance Bancorp in Chicago. Also, for the first time in our history, we entered new markets on a purely de novo basis. We accomplished all this while successfully shifting the focus of our retail sales force toward noninterest-bearing checking. We turned our product set, incentive plans and marketing support completely upside down. Our sales force responded beautifully, with a nimbleness and flawless execution for which Charter One is known.

Nearly 80% of our new banking centers were “stores in stores,” taking full advantage of the inherently low-cost structure and the value of our retail partnerships. Even though we have historically viewed the in-store model as an ideal way of filling in our existing network, this year we explored the potential of using in-stores to enter a new market. Our biggest entry into a new market was in Indianapolis, where we have great relationships with the top two grocers in addition to Starbucks. We opened our first banking center in July, we ended 2003 with 16 locations, and project 50 by the end of 2004. Given the success of this strategy, look for us to add a couple of other new markets in a similar manner during the next year or so.

The bottom line result? We doubled our initial goal for retail noninterest-bearing deposit growth. Retail balances increased by $700 million, or 50%, and the number of accounts increased by 250,000, or 36%. Our small business effort was a major contributor to these results. We launched small business products in 2000, and in 2003 36% of our noninterest-bearing growth came from small businesses. These growth rates likely place us at or near the top of retail banks in the country. Furthermore, our deposit-related revenue was up 16% over 2002, in line with the goal we laid out at the beginning of the year. Much of this success is attributable not to new banking center rollouts but to very effective sales and marketing efforts. Our new locations haven’t been online long enough to make significant contributions, but we expect them to help us sustain these kinds of results for years to come.

The successes on the retail front combined with the strength of our consumer-oriented lending activities fueled our overall performance in 2003. We reported a 12% increase in earnings per share, a return on average assets of 1.45%, and a return on average equity of 19.45%. The efficiency ratio remained low at 42.3%, and our credit quality remained very high reflected by a net charge-off ratio of .38%. Furthermore, our progress in shifting the balance sheet during the year helped reduce our overall risk profile and gave us very healthy capital levels going into 2004.

With all that excitement behind us, where does that leave us in 2004? You should expect much more of the same. The success we saw in 2003 creates a compelling case to continue our strategy. We plan on opening over 100 new banking centers, have set aggressive new checking account growth goals and project deposit-related revenue and non single-family portfolio growth levels similar to what we posted in 2003. And at the same time, we will continue to reduce our single-family exposure even further. Effectively executing this business plan should put Charter One in the position to continue our long-standing record of consistent and high-quality performance for some time to come.

I would like to take this opportunity to thank the 8,000 people that make up Charter One. None of these terrific results or promises for the future would be possible without the incredible hard work and dedication of our employees. We are truly fortunate to have attracted such a strong group of talented people.

On behalf of the Charter One management team and our Board of Directors, thank you for your ongoing support.

Sincerely,

/s/ Bud Koch

Charles John “Bud” Koch
Chairman, President and Chief Executive Officer
February 23, 2004

selected financial data

The selected financial data presented below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as the audited Consolidated Financial Statements contained elsewhere in this Annual Report. The selected financial data presented below is not necessarily indicative of future results due to, among other things, the effect of acquisitions. For a discussion of the impact of recent business combinations and branch acquisitions, see Note 3 to the Notes to Consolidated Financial Statements.

	At and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Financial condition:
Cash, federal funds sold and other	$528,166	$447,213	$516,520	$531,257	$693,532
Investment securities	276,765	214,068	135,586	449,215	542,081
Mortgage-backed securities	10,445,247	12,077,389	9,014,416	5,593,371	6,100,380
Loans and leases, net	28,250,448	26,204,738	25,728,700	24,008,174	22,312,850
Other assets	3,127,440	2,952,664	2,779,294	2,389,410	2,170,220

Total assets	$42,628,066	$41,896,072	$38,174,516	$32,971,427	$31,819,063

Deposits	$27,203,319	$27,527,843	$25,123,309	$19,605,671	$19,073,975
FHLB advances	9,847,293	9,037,925	8,657,238	9,636,277	9,226,150
Other borrowings	967,072	992,765	507,669	547,134	515,574
Other liabilities	1,334,513	1,253,714	957,800	726,141	605,664
Shareholders’ equity	3,275,869	3,083,825	2,928,500	2,456,204	2,397,700

Total liabilities and shareholders’ equity	$42,628,066	$41,896,072	$38,174,516	$32,971,427	$31,819,063

Results of operations:
Interest income	$2,112,029	$2,286,461	$2,378,246	$2,247,088	$2,128,455
Interest expense	943,142	1,116,631	1,387,830	1,344,053	1,194,351

Net interest income	1,168,887	1,169,830	990,416	903,035	934,104
Provision for loan and lease losses	152,272	192,003	100,766	54,205	35,237

Net interest income after provision for loan and lease losses	1,016,615	977,827	889,650	848,830	898,867
Other income	698,470	547,546	473,624	392,871	228,206
Administrative expenses	790,721	678,972	629,662	603,955	633,327

Income before income taxes	924,364	846,401	733,612	637,746	493,746
Income taxes	293,473	268,733	232,898	203,784	159,770

Net income	$630,891	$577,668	$500,714	$433,962	$333,976

Basic earnings per share	$2.82	$2.52	$2.15	$1.84	$1.35

Diluted earnings per share	$2.74	$2.45	$2.10	$1.81	$1.32

Performance returns:
Return on average assets	1.45%	1.47%	1.41%	1.36%	1.08%
Return on average equity	19.45	19.38	18.17	18.00	13.50
Efficiency ratio	42.34	39.54	41.91	45.68	50.69
Other data:
Loan servicing portfolio	$16,877,169	$16,893,609	$13,846,807	$10,379,644	$10,798,563
Book value per share	14.68	13.72	12.43	10.70	9.90
Tangible book value per share	12.67	11.86	10.92	9.94	9.11
Dividend payout ratio	35.77%	33.88%	33.81%	33.15%	38.64%
Net yield on average interest-earning assets	2.87	3.19	3.00	3.02	3.19
Average shareholders’ equity to average assets	7.45	7.59	7.76	7.58	7.99
Total shareholders’ equity to total assets	7.68	7.36	7.67	7.45	7.54
Total tangible shareholders’ equity to total assets	6.63	6.36	6.74	6.92	6.93
Number of offices:
Branches	592	461	456	419	417
Loan production offices	33	26	29	32	36
Number of employees (FTEs)	7,804	6,997	6,850	6,573	7,055

this is charter one

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

Holding Company Business

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as "Charter One" or the "Company," is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the "Bank." The Bank's primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts, Indiana, Connecticut and Pennsylvania. At the end of 2003, the Bank and its subsidiaries were doing business through 592 branches, 33 loan production offices and 969 ATMs.

Recent Acquisitions

On June 6, 2003, the Company completed its acquisition of Advance Bancorp (“Advance”), the holding company of Advance Bank, an Illinois state-chartered commercial bank headquartered in Lansing, Illinois. On July 11, 2003, Advance Bank was merged into the Bank. On June 6, 2003, Advance had assets of $667.5 million and deposits of $482.1 million in 14 branches located in Cook County, Illinois. The Company issued 2,389,795 common shares and recorded $29.3 million of goodwill based on a determination of the estimated fair values of the assets and liabilities acquired as a result of this transaction. The Company included the results of operations of Advance in its Consolidated Financial Statements from the effective date of the acquisition. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2003, are not significant and, accordingly, are not provided.

Results of Operations

For the year ended December 31, 2003, Charter One reported net income of $630.9 million, compared to $577.7 million and $500.7 million for the years ended December 31, 2002 and 2001, respectively. On a diluted per share basis, net income was $2.74, $2.45 and $2.10 in 2003, 2002 and 2001, respectively.

14 | 15

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

	Year Ended December 31,
	2003			2002			2001
			Avg.			Avg.			Avg.
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans and leases	$26,964,344	$1,491,019	5.52%	$25,647,597	$1,671,843	6.52%	$25,463,666	$1,872,270	7.35%
Mortgage-backed securities:
Available for sale	12,411,675	552,399	4.45	9,194,477	519,821	5.65	5,574,832	366,475	6.57
Held to maturity	363,913	24,518	6.74	725,164	47,747	6.58	1,243,975	86,952	6.99
Investment securities:
Available for sale	254,635	13,493	5.30	172,674	11,495	6.66	138,811	11,180	8.05
Held to maturity	3,884	209	5.36	4,824	252	5.23	7,853	409	5.21
Other interest-earning assets	760,089	30,391	3.94	894,898	35,303	3.89	628,560	40,960	6.43

Total interest-earning assets	40,758,540	2,112,029	5.17	36,639,634	2,286,461	6.24	33,057,697	2,378,246	7.19

Allowance for loan and lease losses	(366,019)			(268,654)			(211,859)
Noninterest-earning assets	3,137,119			2,877,215			2,651,957

Total assets	$43,529,640			$39,248,195			$35,497,795

Interest-bearing liabilities:
Deposits:
Checking accounts	$6,587,872	81,648	1.24%	$6,278,844	133,393	2.12%	$3,867,767	118,800	3.07%
Money market and savings accounts	8,388,570	108,253	1.29	8,084,926	173,931	2.15	6,433,557	207,586	3.23
Certificates of deposit	10,180,355	297,184	2.92	10,054,727	347,492	3.46	10,230,112	528,897	5.17

Total deposits	25,156,797	487,085	1.94	24,418,497	654,816	2.68	20,531,436	855,283	4.17

FHLB advances	10,553,712	402,022	3.80	8,233,376	416,864	5.06	9,361,225	498,444	5.32
Other borrowings	884,670	54,035	6.10	732,466	44,951	6.12	515,345	34,103	6.58

Total borrowings	11,438,382	456,057	3.98	8,965,842	461,815	5.15	9,876,570	532,547	5.39

Total interest-bearing liabilities	36,595,179	943,142	2.58	33,384,339	1,116,631	3.34	30,408,006	1,387,830	4.56

Noninterest-bearing liabilities:
Demand deposit accounts	2,363,839			1,816,036			1,477,294
Other noninterest-bearing liabilities	1,326,714			1,066,934			856,906

Total noninterest-bearing liabilities	3,690,553			2,882,970			2,334,200

Total liabilities	40,285,732			36,267,309			32,742,206
Shareholders’ equity	3,243,908			2,980,886			2,755,589

Total liabilities and shareholders’ equity	$43,529,640			$39,248,195			$35,497,795

Net interest income		$1,168,887			$1,169,830			$990,416

Interest rate spread			2.59%			2.90%			2.63%

Net yield on average interest-earning assets			2.87%			3.19%			3.00%

Average interest-earning assets to average interest-bearing liabilities			111.38%			109.75%			108.71%

this is charter one

The following rate/volume analysis shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $113.0 million, $101.2 million, and $81.0 million in 2003, 2002 and 2001, respectively.

Rate/Volume Analysis

	Year Ended December 31, 2003 v. 2002			Year Ended December 31, 2002 v. 2001
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income:
Loans and leases	$(261,525)	$80,701	$(180,824)	$(214,351)	$13,924	$(200,427)
Mortgage-backed securities:
Available for sale	(125,243)	157,821	32,578	(57,201)	210,547	153,346
Held to maturity	1,085	(24,314)	(23,229)	(4,788)	(34,417)	(39,205)
Investment securities:
Available for sale	(2,680)	4,678	1,998	(2,136)	2,451	315
Held to maturity	8	(51)	(43)	—	(157)	(157)
Other interest-earning assets	472	(5,384)	(4,912)	(19,467)	13,810	(5,657)

Total	(387,883)	213,451	(174,432)	(297,943)	206,158	(91,785)

Interest expense:
Checking accounts	(58,021)	6,276	(51,745)	(44,187)	58,780	14,593
Money market and savings accounts	(73,554)	7,876	(65,678)	(86,949)	53,294	(33,655)
Certificates of deposit	(54,599)	4,291	(50,308)	(172,486)	(8,919)	(181,405)
FHLB advances	(78,928)	64,086	(14,842)	(22,515)	(59,065)	(81,580)
Other borrowings	(1,340)	10,424	9,084	(7,933)	18,781	10,848

Total	(266,442)	92,953	(173,489)	(334,070)	62,871	(271,199)

Change in net interest income	$(121,441)	$120,498	$(943)	$36,127	$143,287	$179,414

Our net interest income was $1.2 billion for the year ended December 31, 2003, down $.9 million from 2002. Net yield on average interest-earning assets during 2003 was 2.87%, down 32 basis points from 2002. The reduction in the net yield resulted from downward pressure on asset yields in the declining interest rate environment, offset in part by the benefits obtained from downward deposits and borrowings repricing in the past year.

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

Provision for Loan and Lease Losses—The provision for loan and lease losses for the year ended December 31, 2003 was $152.3 million, a decrease of $39.7 million from 2002. The ratio of the allowance for loan and lease losses to total loans and leases increased to 1.34% at December 31, 2003 from 1.24% at December 31, 2002. We believe that the allowance for loan and lease losses at December 31, 2003 was adequate to absorb losses occurring in any category of loans and leases.

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

16 | 17

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

Excluding the charge-offs associated with the 2002 policy change discussed above, net charge-offs totaled $101.5 million and $95.3 million for the years ended December 31, 2003 and 2002, respectively. Excluding the charge-offs associated with the 2002 policy change discussed above, the ratio of net charge-offs to average loans and leases was .38% in 2003 compared to .37% in 2002.

The provision for loan and lease losses in 2002 was $192.0 million, an increase of $91.2 million from 2001. The increased provision during 2002 was necessary to cover higher charge-offs and maintain the allowance for loan and leases losses at a level considered adequate to absorb losses inherent in the loan and lease portfolio. Additionally, the provision for loan and lease losses was increased to reflect the continued weakening in the national economy during 2002 and continuing change in our loan mix. Net charge-offs totaled $122.6 million in 2002, compared to $68.7 million in 2001. As discussed above, the $122.6 million of net charge-offs for 2002 included $27.3 million in gross charge-offs recorded in the second quarter in conjunction with Charter One’s adoption of its new consumer loan charge-off policy.

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

See “Financial Condition–Loans and Leases” below and Note 6 to the Notes to Consolidated Financial Statements for further information regarding our allowance for loan and lease losses.

Other Income—Other income for 2003 was $698.5 million, compared to $547.5 million for 2002. The $150.9 million, or 27.6%, increase was primarily attributable to income from retail banking, mortgage banking and net gains, partially offset by a decline in income from leasing operations. Retail banking income increased $47.2 million, or 14.3%, over 2002. The biggest driver of the increase was deposit-related revenue, which totaled $329.4 million in 2003, up 16.1% over 2002. Deposit-related revenue reflected the benefits of our strategy to emphasize noninterest-bearing checking account growth. Excluding custodial accounts, noninterest-bearing checking accounts totaled $2.2 billion at December 31, 2003, up $709.4 million, or 48.3%, since December 31, 2002. The other components of retail banking revenue included fees from retail brokerage activities ($33.5 million, down .7% from a year ago) and other revenue related to retail operations ($15.1 million, up 14.2% from a year ago).

Net gains were $264.6 million in 2003, compared to $205.0 million in 2002. For the year ended 2003, we recognized $270.5 million of net gains on the sale of $10.7 billion of mortgage-backed securities. The mortgage-backed securities sold during the year included bank-originated, residential mortgage and consumer products, as we generated more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. Transactions resulting in net gains and losses, such as asset sales, are primarily undertaken in an effort to mitigate interest rate risk while still achieving targeted net interest yields by managing the size and mix of the Bank’s interest sensitive asset and liability portfolios.

Mortgage banking income was $44.9 million in 2003, compared to a loss of $18.5 million in 2002. During the second half of 2003, we experienced continued slower prepayment rates in our loan servicing portfolio. As such, we recorded a $21.3 million net decrease in the valuation allowance on mortgage servicing rights during 2003, resulting in an ending valuation allowance of $82.7 million. However, earlier in 2003, due to low interest rates and higher levels of refinancings, we had experienced increased levels of prepayment rates resulting in $44.0 million of permanent impairment charges to our mortgage servicing assets. Total mortgage banking income, excluding the $44.0 million impairment charge and $21.3 million decrease to the valuation allowance, was $67.7 million in 2003. In 2002, mortgage banking income totaled $63.1 million, excluding the $4.5 million impairment charge and $77.1 million increase in the valuation allowance (discussed below). Excluding the impairment charges and changes to the valuation allowance in 2003 and 2002, mortgage banking income increased 7.3% year over year. The portfolio of loans serviced for others was $16.9 billion at December 31, 2003, and carried a weighted average coupon of 6.12%. At December 31, 2003, the related mortgage servicing rights were 1.05% of the loan servicing portfolio at $177.2 million. With an average servicing spread of 36 basis points, that translated into a mortgage servicing rights valuation of 2.92 times the servicing spread.

Leasing operations reflected a loss of $21.5 million in 2003, compared to a loss of $3.6 million in 2002. The decline in income resulted from $28.7 million in residual adjustments, of which $21.5 million related to our aircraft leasing portfolio.

this is charter one

Other income for 2002 was $547.5 million, compared to $473.6 million for 2001. This $73.9 million, or 15.6%, increase was primarily attributable to income from retail banking and net gains, partially offset by a decline in mortgage banking income. Retail banking income increased $38.8 million, or 13.3%, over 2001. The growth was attributed to successful integration of our recent mergers and branch acquisitions, together with ongoing franchise development initiatives. Additionally, we experienced increases in transaction-related revenues. Net gains were $205.0 million in 2002, compared to $114.3 million in 2001. The mortgage-backed securities sold during the year consisted primarily of bank-originated, residential mortgage and consumer products, as we generated more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

Mortgage banking income was a loss of $18.5 million in 2002, as compared to income of $24.9 million in 2001. With respect to the decline in mortgage banking income, we recorded an impairment charge of $4.5 million and increased the valuation allowance on mortgage servicing rights by $77.1 million in 2002 to an ending balance of $103.9 million, due to increased prepayment levels resulting from higher levels of refinancing. Total mortgage banking income, excluding the $4.5 million impairment charge and $77.1 million increase to the valuation allowance, was $63.1 million in 2002. In 2001, mortgage banking income totaled $49.5 million, excluding a $24.6 million increase in the valuation allowance. Excluding the impairment charge and increases to the valuation allowance in 2002 and 2001, mortgage banking income increased 27.4% year over year. As a result of continued strong loan origination and securitization activity in 2002, the portfolio of loans serviced for others increased to $16.9 billion, up 22.0% from 2001. The related mortgage servicing rights were .76% of the portfolio at $128.6 million.

Administrative Expenses—Administrative expenses were $790.7 million for 2003, an increase of $111.7 million from 2002. The increase in administrative expenses was primarily attributable to increased compensation and marketing costs associated with the Company’s significant retail expansion program, together with various franchise enhancement initiatives. During 2003, we initiated an aggressive de novo branch expansion plan. These efforts led to the net addition of 118 new banking centers since the end of 2002, excluding the net 13 branches acquired in the Advance acquisition. In-store banking centers represented 96 of the banking centers opened in 2003. Our in-store franchise now includes 146 banking centers, or 25% of our retail network. We expect additional expansion during 2004, as we anticipate opening approximately 125 additional banking centers, including 73 in-store locations. Compensation costs increased by $50.9 million and marketing expenses increased by $39.8 million as we provided ongoing support for these various franchise enhancing initiatives. Due to the increase in administrative expenses, our efficiency ratio increased to 42.34% for 2003 from 39.54% for 2002, and our ratio of administrative expenses to average assets increased to 1.82% in 2003 from 1.73% in 2002.

Administrative expenses were $679.0 million for 2002, an increase of $49.3 million from 2001. The increase in administrative expenses was primarily attributable to costs associated with the operational integration of acquisitions completed in 2002 and continued investments in our operations. Additionally, marketing expenses increased by $8.8 million as we implemented various programs geared to support sales efforts throughout the Bank. The increase in administrative expenses in 2002 was partially offset by the $16.2 million decline in amortization of goodwill over 2001, as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” Despite the increase in administrative expenses, our efficiency ratio improved to 39.54% for 2002 from 41.91% in 2001, and our ratio of administrative expenses to average assets improved to 1.73% in 2002 from 1.77% in 2001.

Income Tax Expense—The provision for income taxes was $293.5 million, $268.7 million and $232.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. The effective tax rates were 31.8%, 31.8% and 31.7% for the years ended December 31, 2003, 2002, and 2001, respectively. For a further analysis of our income taxes, see Note 13 to the Notes to Consolidated Financial Statements.

Financial Condition

At December 31, 2003, total assets were $42.6 billion, an increase of $732.0 million, or 1.7% from $41.9 billion at December 31, 2002.

18 | 19

Loans and Leases—Total loans and leases at December 31, 2003 were $28.3 billion, compared to $26.2 billion at December 31, 2002. As illustrated below, loan and lease originations totaled a record $24.8 billion in 2003, compared to $21.4 billion in 2002. Non one-to-four family loan originations during 2003 totaled $12.2 billion, or 49.3% of the total. The non one-to-four family activity was led by $4.9 billion in consumer loans and $3.6 billion in automobile loans.

Offsetting the originations in 2003 were $7.2 billion of residential mortgage and consumer loan securitizations, as we generated more residential mortgage and consumer loans than we needed to meet our balance sheet size and mix objectives. These residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. We did not retain any credit enhancing residual interests, nor are we subject to any significant recourse obligations. At the time of such exchange, we did not recognize a gain or loss in our Consolidated Statements of Income. Rather, the government agency mortgage-backed securities were classified as available for sale on the Consolidated Statements of Financial Condition and carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Net gains are realized in the Consolidated Statements of Income at the time of sale of these government agency mortgage-backed securities.

Loan and Lease Activity

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Originations:
Real estate mortgage:
Permanent:
One-to-four family	$12,397,014	$10,554,142	$8,814,430
Multifamily	268,546	157,166	42,453
Commercial	367,628	237,710	155,604

Total permanent loans	13,033,188	10,949,018	9,012,487

Construction:
One-to-four family	196,577	172,081	349,510
Multifamily	142,082	79,346	138,861
Commercial	87,653	164,577	195,896

Total construction loans	426,312	416,004	684,267

Total real estate mortgage loans originated	13,459,500	11,365,022	9,696,754

Retail consumer	4,887,422	4,091,298	3,536,687
Automobile	3,636,574	3,395,273	2,715,921
Consumer finance	445,642	285,920	259,458
Leases	454,944	521,096	502,073
Corporate banking	1,948,567	1,717,328	1,138,496

Total loans and leases originated	24,832,649	21,375,937	17,849,389

Acquired through business combinations and purchases	412,884	218,308	1,425,549

Sales and principal reductions:
Loans sold	3,385,769	2,394,524	1,635,903
Loans exchanged for mortgage-backed securities	7,198,869	6,667,082	6,708,253
Principal reductions	12,478,447	11,954,076	9,111,479

Total sales and principal reductions	23,063,085	21,015,682	17,455,635

Increase before net items	$2,182,448	$578,563	$1,819,303

Our lending operations are primarily concentrated in Ohio, Michigan, New York, Illinois, Vermont and some markets of Massachusetts, Indiana, Connecticut and Pennsylvania. As a result, our financial condition and results of operations will be subject to general economic conditions prevailing in those states. If economic conditions in those states worsen, we may experience higher default rates in our existing portfolio as well as a reduction in the value of collateral securing individual loans. Separately, our ability to originate the volume of loans or achieve the level of deposits currently anticipated could be affected.

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

this is charter one

Nonperforming and Underperforming Assets

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Nonperforming assets (1):
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family (2)	$23,301	$27,904	$79,394	$71,269	$75,682
Multifamily and commercial	33,692	5,369	13,552	8,132	3,369
Construction and land	25,161	9,885	10,276	8,806	1,095

Total real estate mortgage loans	82,154	43,158	103,222	88,207	80,146
Retail consumer (2)	9,818	13,937	16,592	11,120	16,607
Automobile (3)	—	—	—	130	482
Consumer finance (2)	42,843	40,227	68,485	48,673	23,031
Leases	6,360	6,211	904	—	—
Corporate banking	28,408	39,098	10,551	18,707	6,037

Total nonaccrual loans and leases	169,583	142,631	199,754	166,837	126,303
Less government guaranteed loans (1)	—	—	19,630	19,225	18,841

Total nonaccrual loans net of government guaranteed loans	169,583	142,631	180,124	147,612	107,462
Restructured real estate mortgage loans	474	501	653	666	1,009

Total nonperforming loans and leases	170,057	143,132	180,777	148,278	108,471
Real estate and other collateral owned (3)	35,654	40,776	50,265	27,523	24,453

Total nonperforming assets	$205,711	$183,908	$231,042	$175,801	$132,924

Ratio of (excluding government guaranteed loans):
Nonperforming loans and leases to total loans and leases	.60%	.55%	.70%	.62%	.49%
Nonperforming assets to total assets	.48	.44	.61	.53	.42
Nonperforming assets to total loans, leases and real estate and other collateral owned	.73	.70	.90	.73	.60
Allowance for loan and lease losses to:
Nonperforming loans and leases	225.65	229.17	141.32	127.88	171.84
Total loans and leases before allowance	1.34	1.24	.98	.78	.83
Accruing loans and leases delinquent more than 90 days (1):
Real estate mortgage loans:
One-to-four family (2)	$21,549	$25,643	$—	$—	$—
Multifamily and commercial	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate mortgage loans	21,549	25,643	—	—	—

Retail consumer (2)	2,722	4,758	4,519	2,586	2,562
Automobile (3)	2,771	3,621	6,000	6,911	4,973
Consumer finance (2)	17,839	26,739	—	—	—
Leases	52	19	—	2,956	—
Corporate banking	522	1,536	4,691	2,086	2,463

Total accruing loans and leases delinquent more than 90 days	45,455	62,316	15,210	14,539	9,998
Less government guaranteed loans (1)	—	—	1,876	—	—

Total accruing loans and leases delinquent more than 90 days net of government guaranteed loans	$45,455	$62,316	$13,334	$14,539	$9,998

Total underperforming assets	$251,166	$246,224	$244,376	$190,340	$142,922

Ratio of (excluding government guaranteed loans):
Underperforming assets to total assets	.59%	.59%	.64%	.58%	.45%
Underperforming assets to total loans, leases and real estate and other collateral owned	.89	.94	.95	.79	.64

(1)	Effective June 30, 2002, amounts exclude loans guaranteed by the Federal Housing Administration or Veterans’ Administration. Prior periods have not been restated.

(2)	Effective June 30, 2002, Charter One adopted a new accrual policy in which consumer loans secured by residential real estate are placed on nonaccrual at six payments past due as long as the loan is well secured and in the process of collection. This new policy was implemented prospectively and as such, prior periods have not been restated. The change in the accrual policy did not have a material impact on interest income. Management believes the changes to this policy conform Charter One’s accrual methodology to that of its commercial banking peers.

(3)	Effective for the period ended June 30, 2002, Charter One adopted a new loan charge-off policy in which automobile loans are charged off based upon repossession and in certain cases, at the point of bankruptcy discharge. Any automobile loans reaching 120 days delinquent are charged off completely. Previously, Charter One’s policy was to record charge-offs of loans secured by automobiles at the point of repossessed collateral disposition. This new policy was implemented prospectively and as such, prior periods have not been restated. Management believes the changes to this policy conforms Charter One’s charge-off methodology to that of its commercial banking peers.

20 | 21

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $32.7 million at December 31, 2003 and $14.8 million at December 31, 2002. The vast majority of these loans and leases, as well as our underperforming assets, are collateralized.

Although loans may be classified as nonaccruing, many continue to pay interest on an irregular basis or at levels less than the contractual amounts due. Income recorded on nonaccruing and restructured loans amounted to $6.1 million and $4.3 million and the potential income based upon full contractual yields was $12.1 million and $12.9 million for the years ended December 31, 2003 and 2002, respectively.

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

The following table details certain information relating to the allowance for loan and lease losses for the five years ended December 31, 2003.

Analysis of Allowance for Loan and Lease Losses

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Balance, beginning of year	$328,017	$255,478	$189,616	$186,400	$184,989
Provision for loan and lease losses	152,272	192,003	100,766	54,205	35,237
Acquired through business combination	4,969	3,184	33,782	—	3,603
Charge-offs:
One-to-four family	(3,047)	(5,802)	(3,196)	(5,723)	(6,869)
Multifamily and commercial	(1,646)	(1,352)	(1,139)	(341)	(1,171)
Retail consumer	(11,127)	(13,100)	(7,613)	(12,508)	(3,952)
Automobile	(62,741)	(78,965)	(40,097)	(27,827)	(28,012)
Consumer finance	(16,719)	(26,395)	(11,246)	(4,994)	(1,340)
Leases	(8,156)	(2,868)	(7,496)	—	(900)
Corporate banking	(21,525)	(16,612)	(7,672)	(8,938)	(3,240)

Total charge-offs (1)	(124,961)	(145,094)	(78,459)	(60,331)	(45,484)

Recoveries:
One-to-four family	113	957	132	1,155	523
Multifamily and commercial	406	659	75	241	345
Retail consumer	2,405	1,834	1,972	1,610	789
Automobile	16,965	12,687	6,603	5,810	6,172
Consumer finance	933	524	227	17	19
Leases	1,480	2,327	220	—	—
Corporate banking	1,134	3,458	544	509	207

Total recoveries	23,436	22,446	9,773	9,342	8,055

Net loan and lease charge-offs (1)	(101,525)	(122,648)	(68,686)	(50,989)	(37,429)

Balance, end of year	$383,733	$328,017	$255,478	$189,616	$186,400

Net charge-offs to average loans and leases (1)	.38%	.48%	.27%	.21%	.17%

(1)	Includes $27.3 million in charge-offs recorded in the second quarter of 2002 in conjunction with Charter One’s adoption of the new consumer loan charge-off policy discussed above. This new policy was implemented prospectively and as such, prior periods have not been restated. Excluding the impact of the change in charge-off policy, net charge-offs as a percent of average loans and leases were .37% in 2002.

this is charter one

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by senior management and approved by the Company’s Board of Directors. Management evaluates homogeneous consumer-oriented loans, such as one-to-four family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans and leases, are underwritten, approved and risk rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are considered in determining the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior members of management and independent directors. The Reserve Adequacy Committee determines the level of allowance for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. See Notes 1 and 6 to the Notes to Consolidated Financial Statements for additional information concerning the Company’s allowance for loan and lease losses.

The following table sets forth the allocation of the allowance for loan and lease losses to the respective loan and lease classifications, in dollar and percentage terms. The allocation of the allowance for loan and lease losses is based on a consideration of all of the factors discussed above that are used to determine the allowance for loans and leases as a whole. Since all of those factors are subject to change, the allocation of the allowance for loan and leases losses shown below is not necessarily indicative of future losses or future allocations. Management believes that the allowance for loan and lease losses at December 31, 2003 was adequate to absorb losses occurring in any category of loans and leases.

Allocation of Allowance for Loan and Lease Losses

	December 31,
(Dollars in thousands)	2003	2002	2001	2000	1999
Mortgage	$105,891	$90,510	$73,311	$103,989	$107,576
Retail consumer	78,126	68,346	30,366	15,191	17,323
Automobile	57,497	64,776	65,606	42,206	38,301
Consumer finance	27,059	18,561	33,433	7,855	5,356
Leases	24,268	22,787	21,587	5,237	4,037
Corporate banking	90,892	63,037	31,175	15,138	13,807

Total	$383,733	$328,017	$255,478	$189,616	$186,400

Percent of net loans and leases to total net loans and leases:
Mortgage	41.4%	41.6%	48.9%	53.1%	60.8%
Retail consumer	19.2	20.7	18.8	19.2	16.9
Automobile	22.3	21.1	16.8	12.9	11.0
Consumer finance	3.8	3.7	3.9	4.1	3.2
Leases	7.7	8.1	7.7	7.4	5.1
Corporate banking	5.6	4.8	3.9	3.3	3.0

Total	100.0%	100.0%	100.0%	100.0%	100.0%

22 | 23

Investments and Mortgage-Backed Securities—The securities portfolio is comprised primarily of mortgage-backed securities, including government agency and AAA and AA rated private issues. We held no investments or mortgage-backed securities of any single non-governmental issuer which were in excess of 10% of shareholders’ equity at December 31, 2003. See Notes 4 and 5 to the Notes to Consolidated Financial Statements for additional discussion regarding our investments and mortgage-backed securities.

Deposits, Borrowings and Other Sources of Funds—Deposits are generally the most important source of our funds for use in lending and for general business purposes. Deposit inflows and outflows are significantly influenced by general interest rates and competitive factors. Consumer and commercial deposits are attracted principally within our primary market areas. Deposits totaled $27.2 billion and $27.5 billion at December 31, 2003 and 2002, respectively. Checking amounts decreased $1.5 billion, or 15.0%, since December 31, 2002. The decrease in checking account balances was significantly impacted by custodial accounts associated with mortgage loan servicing activities. Those custodial balances decreased $366.7 million during 2003, ending the year with a balance of $354.6 million. Excluding custodial accounts, noninterest-bearing checking accounts totaled $2.2 billion at December 31, 2003, up $709.4 million, or 48.3%, since December 31, 2002. See Note 8 to the Notes to Consolidated Financial Statements for further discussion regarding our deposits.

In addition to deposits, we obtain funds from different borrowing sources. The primary source of these borrowings is the FHLB system. Those borrowings totaled $9.8 billion and $9.0 billion at December 31, 2003 and 2002, respectively. The FHLB functions as a central bank providing credit for member financial institutions. As a member of the FHLB of Cincinnati, the Bank is required to own capital stock in the FHLB. It is authorized to apply for advances on the security of this stock, certain home mortgages and other assets, provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.

On January 27, 2004, the Company prepaid $2.3 billion in fixed rate FHLB advances with a weighted average cost of 6.27%, and incurred a prepayment penalty of $164.5 million before tax. These FHLB advances were due to mature between June 2005 and January 2006. We believe that this prepayment will result in an improved operating earnings stream for 2004 and 2005 and will also aid in accelerating the reduction of one-to-four family loan and security exposure and related interest rate risk.

See Note 9 to the Notes to Consolidated Financial Statements for further information as to the composition, maturities and cost associated with our FHLB advances.

In addition to FHLB advances, we use federal funds purchased and repurchase agreements and other borrowings to fund operations. Federal funds purchased and repurchase agreements totaled $269.3 million and $283.9 million at December 31, 2003 and 2002, respectively. Other borrowings totaled $697.8 million and $708.9 million at December 31, 2003 and 2002, respectively. See Notes 10 and 11 to the Notes to Consolidated Financial Statements for further information concerning these borrowings.

The following table summarizes short-term borrowings, based upon original issue date, at the end of and during the periods indicated. For purposes of the table below, our short-term borrowings consisted of FHLB advances. Interest rates shown do not include the annualized effect of interest rate risk management instruments.

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Short-term borrowings outstanding at end of period	$1,719,800	$2,595,000	$1,114,873
Weighted average rate at end of period	1.43%	1.34%	3.03%
Maximum month-end balance of short-term borrowings during the period	$5,005,000	$3,900,000	$3,530,248
Approximate average short-term borrowings outstanding during the period	$2,669,354	$985,497	$2,291,246
Approximate weighted average rate during the period	1.40%	2.96%	4.84%

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

this is charter one

Contractual Obligations—The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the referenced Note to Consolidated Financial Statements.

	December 31, 2003
	Payments due by period
			Less			More
	Note		Than 1	1-3	3-5	Than 5
(Dollars in thousands)	Reference	Total	Year	Years	Years	Years
Deposits without a stated maturity	8	$16,885,318	$16,885,318	$—	$—	$—
Certificates of deposit	8	10,318,001	5,722,381	2,260,489	2,282,920	52,211
FHLB advances	9	9,847,293	1,719,917	4,531,009	3,155,362	441,005
Federal funds purchased and repurchase agreements	10	269,319	269,319	—	—	—
Other borrowings	11	697,753	111,608	154,169	5,920	426,056
Operating leases	—	129,626	17,180	34,932	28,470	49,044

Total		$38,147,310	$24,725,723	$6,980,599	$5,472,672	$968,316

We also enter into interest rate swap contracts under which we are required to either receive cash from or pay cash to counterparties depending on changes in interest rates. Interest rate swaps are carried at fair value on the Consolidated Statement of Financial Condition with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Our interest rate swaps involve monthly, quarterly or semiannual cash settlements. Because the interest rate swaps recorded on the Consolidated Statement of Financial Condition at December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. See Notes 1 and 12 to the Notes to Consolidated Financial Statements for further discussion of the Company’s interest rate swaps.

Off-Balance Sheet Arrangements—In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. These financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. We do not utilize any special-purpose entities in connection with off-balance-sheet financial instruments. See Notes 1, 6 and 17 to the Notes to Consolidated Financial Statements for further information concerning our commitments.

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

Using this internal simulation model, net interest income projections as of December 31, 2003 are referenced below. Our base case shows our present estimated net interest income sensitivity profile and assumes no changes in the operating environment or operating strategies, but assumes interest rates increase or decrease gradually, in parallel fashion,

24 | 25

over the next year and then remain unchanged. The table indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points)(1)	12 Months
+200 over one year	(6.67)%
+100 over one year	(3.41)
-100 over one year	2.75

(1)	In general, short and long-term rates are assumed to increase or decrease, in parallel fashion, across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

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

The following table presents an analysis of our interest-sensitivity gap position at December 31, 2003. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates, our historical experience, and the repricing and prepayment characteristics of portfolios acquired through merger.

Maturity/Rate Sensitivity

	December 31, 2003
						Over
	0-6	7-12	1-3	3-5	5-10	10
(Dollars in thousands)	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Real estate mortgage loans and mortgage-backed securities:
Adjustable rate	$3,167,800	$653,734	$966,576	$737,785	$1,957	$—	$5,527,852
Fixed rate	1,660,620	1,388,898	4,463,408	3,015,238	3,970,681	2,193,164	16,692,009
Retail consumer loans	3,668,818	278,543	754,481	419,831	337,884	32,366	5,491,923
Automobile loans	1,528,970	1,300,406	3,506,172	16,785	12,370	—	6,364,703
Consumer finance loans	199,965	127,568	345,356	183,509	172,893	63,242	1,092,533
Leases	130,888	126,206	418,204	293,431	324,659	902,030	2,195,418
Corporate banking loans	832,287	94,229	310,530	204,275	226,428	12,544	1,680,293
Investment securities, federal funds sold, interest-bearing deposits and other interest-earning assets	775,754	5,982	22,205	53,861	68,290	52,349	978,441

Total	11,965,102	3,975,566	10,786,932	4,924,715	5,115,162	3,255,695	$40,023,172

Interest-bearing liabilities:
Deposits:
Checking, money market and savings accounts and escrow accounts	297,250	6,875,302	8,159,357	1,556,319	—	—	$16,888,228
Certificates of deposit	3,527,145	3,434,776	2,565,267	737,220	30,242	23,351	10,318,001
FHLB advances	4,101,932	33,929	2,535,071	2,872,691	300,179	3,491	9,847,293
Federal funds purchased and repurchase agreements	269,319	—	—	—	—	—	269,319
Other borrowings	103,000	14,818	160,578	4,996	410,418	3,943	697,753

Total	8,298,646	10,358,825	13,420,273	5,171,226	740,839	30,785	$38,020,594

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	3,666,456	(6,383,259)	(2,633,341)	(246,511)	4,374,323	3,224,910
Impact on hedging	129,605	—	(1,134,605)	605,000	400,000	—
Impact on forward swaps	1,500,000	1,000,000	—	(2,500,000)	—	—

Adjusted interest-sensitivity gap	$5,296,061	$(5,383,259)	$(3,767,946)	$(2,141,511)	$4,774,323	$3,224,910

Cumulative excess (deficiency) of interest- earning assets over interest-bearing liabilities	$5,296,061	$(87,198)	$(3,855,144)	$(5,996,655)	$(1,222,332)	$2,002,578

Cumulative interest-sensitivity gap as a percentage of total assets at December 31, 2003	12.42%	(0.20)%	(9.04)%	(14.07)%	(2.87)%	4.70%

this is charter one

Capital and Dividends

Charter One and the Bank are each subject to certain regulatory capital requirements. We believe that as of December 31, 2003, Charter One and the Bank each individually exceeded all capital requirements to which they were subject. See Note 14 to the Notes to Consolidated Financial Statements for an analysis of our regulatory capital.

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. As of February 23, 2004, we had repurchased 17.3 million shares under this authorization at an average cost of $31.47 per share.

We continually review the amount of our cash dividend and our policy of paying quarterly dividends. This payment will depend upon a number of factors, including capital requirements, regulatory limitations, our financial condition, results of operations and the Bank’s ability to upstream funds. Charter One depends significantly upon dividends originating from the Bank to accumulate earnings for payment of cash dividends to our shareholders. See Note 14 to the Notes to Consolidated Financial Statements for a discussion of restrictions on the Bank’s ability to pay cash dividends.

Quarterly high and low sales prices, closing prices and cash dividends declared for our common stock are shown in the following table. Our common stock is traded on the New York Stock Exchange under the symbol CF. As of February 23, 2004, there were approximately 19,000 shareholders of record.

Market Price and Dividends

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2003
High	$30.74	$32.59	$33.20	$34.87	$34.87
Low	27.05	27.24	30.10	30.31	27.05
Close	27.66	31.18	30.60	34.55	34.55
Dividends declared and paid	.22	.24	.26	.26	.98
2002
High	$30.95	$34.77	$33.42	$31.48	$34.77
Low	25.19	29.30	25.81	23.89	23.89
Close	29.73	32.74	29.72	28.73	28.73
Dividends declared and paid	.19	.21	.21	.22	.83

On January 20, 2004, Charter One declared a regular quarterly cash dividend of $.26 per share. The cash dividend was paid on February 20, 2004 to shareholders of record on February 6, 2004.

Quarterly Financial Data

	First	Second	Third	Fourth	Total
(Dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Year
2003
Total interest income	$545,786	$540,159	$515,118	$510,966	$2,112,029
Net interest income	299,041	295,431	285,258	289,157	1,168,887
Provision for loan and lease losses	61,471	35,360	37,663	17,778	152,272
Net gains	76,653	108,549	16,112	63,274	264,588
Net income	147,491	166,037	159,149	158,214	630,891
Basic earnings per share	.66	.74	.71	.71	2.82
Diluted earnings per share	.64	.72	.69	.69	2.74
2002
Total interest income	$564,711	$581,254	$568,760	$571,736	$2,286,461
Net interest income	283,097	297,867	290,267	298,599	1,169,830
Provision for loan and lease losses	28,717	55,277	47,695	60,314	192,003
Net gains	21,727	37,840	83,881	61,585	205,033
Net income	142,485	145,895	143,562	145,726	577,668
Basic earnings per share	.61	.63	.63	.65	2.52
Diluted earnings per share	.60	.61	.61	.63	2.45

26 | 27

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

The most significant accounting policies followed by the Company are presented in Note 1 to the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in the other Notes to the Consolidated Financial Statements and in this Financial Review, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan and lease losses, the valuation of mortgage servicing rights, the valuation of lease residuals, the valuation of derivatives and the valuation of income taxes to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan and lease losses represents management’s estimate of probable losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and assumptions and the use of estimates related to the amount and timing of expected future cash flows on impaired nonhomogeneous loans, estimated losses on pools of homogeneous loans based upon all or a combination of delinquencies, credit scores, loss migration analysis, and historical charge-off experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset category on the Consolidated Statement of Financial Condition. See Notes 1 and 6 to the Notes to Consolidated Financial Statements and Analysis of Allowance for Loan and Lease Losses in this Financial Review for further discussion regarding the methodology used to determine the allowance for loan and lease losses and a discussion of the factors evaluated by management to determine the adequacy of the allowance for loan and lease losses.

Mortgage servicing rights are established and accounted for based on discounted cash flow modeling techniques which require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and costs to service, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes in assumptions, the valuation of mortgage servicing rights is considered a critical accounting estimate. Notes 1 and 7 to the Notes to Consolidated Financial Statements include further discussion on the accounting for mortgage servicing rights.

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

We use derivatives as a means of managing our interest rate risk profile (defined as the sensitivity of our earnings and net portfolio value to changes in interest rates). Interest rate swaps are the derivative instruments that Charter One uses as part of its interest rate risk management strategy. All interest rate swaps are carried at fair value on the balance sheet. The valuation of interest rate swaps is considered critical because they are valued using discounted cash flow modeling. Management makes estimates regarding future cash flows which are susceptible to significant changes in future periods based on changes in interest rates.

this is charter one

The cash flow assumptions used by management are based on yield curves, forward yield curves and implied volatilities observed in the cash and derivatives markets. Because the majority of our interest rate swaps are used to protect the value of other liabilities on the Consolidated Statement of Financial Condition, changes in the value of the interest rate swaps are typically offset by changes in the value of the liabilities being hedged, although income statement volatility can occur if the interest rate swaps are not effective in hedging changes in the value of those assets and liabilities. See Notes 1 and 12 to the Notes to Consolidated Financial Statements for further discussion of the Company’s interest rate swaps.

The calculation of our provision for income taxes and tax-related assets and liabilities requires judgment and interpretation of complex income tax laws and regulations, as well as accounting principles generally accepted in the United States of America related to income taxes. We must consider how the tax laws and regulations apply to transactions and events specific to Charter One. Accounting principles generally accepted in the United States of America require application of the accrual method of accounting for income taxes as governed by SFAS No. 109, “Accounting for Income Taxes.” The objective of SFAS No. 109 is to match all income tax consequences to a given period’s transactions. These calculations can be complex as they involve the identification of permanent and temporary differences between reported book income and taxable income. For temporary timing differences, we must frequently use judgment and estimates to determine the timing of the realization of income tax liabilities or benefits. The major risks in accounting for income taxes are assessing the need for a valuation allowance and challenges by federal and state taxing authorities. Notes 1 and 13 to the Notes to Consolidated Financial Statements provide further discussion on the Company’s income taxes.

New Accounting Standards
See Note 2 to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Discussion of Forward-Looking Statements
This document, including information incorporated by reference, contains, and future filings by Charter One on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements and press releases by Charter One and its management may contain, forward-looking statements about Charter One which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, including revenue creation, lending origination, operating efficiencies, loan sales, charge-offs and loan loss provisions, deposits and refinancing of liabilities, growth opportunities, interest rates, acquisition and divestiture opportunities and synergies, efficiencies, cost savings and funding advantages expected to be realized from prior acquisitions. These forward-looking statements are based on currently available competitive, financial and economic data and management’s views and assumptions regarding future events. These forward-looking statements are inherently uncertain, and investors must recognize that actual results may differ from those expressed or implied in the forward-looking statements. Accordingly, Charter One cautions readers not to place undue reliance on any forward-looking statements.

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

28 | 29

Consolidated Statements of Financial Condition

	December 31,
(Dollars in thousands, except per share data)	2003	2002
Assets
Cash accounts	$518,976	$436,970
Interest-bearing deposits with banks	8,673	9,731
Federal funds sold and other	517	512

Total cash and cash equivalents	528,166	447,213
Investment securities:
Available for sale (amortized cost of $260,501 and $207,507)	273,260	210,095
Held to maturity (fair value of $3,741 and $4,276)	3,505	3,973
Mortgage-backed securities:
Available for sale (amortized cost of $10,159,102 and $11,313,875)	10,193,798	11,536,608
Held to maturity (fair value of $262,155 and $565,072)	251,449	540,781
Loans and leases, net	28,130,017	25,852,846
Loans held for sale	120,431	351,892
Bank owned life insurance	828,678	829,043
Federal Home Loan Bank and Federal Reserve Bank stock	705,244	681,923
Premises and equipment, net	404,086	353,730
Accrued interest receivable	140,857	154,962
Real estate and other collateral owned	36,643	42,980
Mortgage servicing rights, net	177,244	128,564
Goodwill	415,696	386,372
Other assets	418,992	375,090

Total assets	$42,628,066	$41,896,072

Liabilities
Deposits	$27,203,319	$27,527,843
Federal Home Loan Bank advances	9,847,293	9,037,925
Federal funds purchased and repurchase agreements	269,319	283,912
Other borrowings	697,753	708,853
Advance payments by borrowers for taxes and insurance	61,054	23,595
Accrued interest payable	35,944	38,372
Accrued expenses and other liabilities	1,237,515	1,191,747

Total liabilities	39,352,197	38,812,247

Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock–$.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock–$.01 par value per share; 360,000,000 shares authorized; 229,940,729 and 227,571,468 shares issued	2,299	2,276
Additional paid-in capital	2,280,335	2,193,095
Retained earnings	1,178,803	824,564
Less 6,767,285 and 2,781,151 shares of common stock held in treasury at cost	(209,653)	(82,610)
Accumulated other comprehensive income	24,085	146,500

Total shareholders’ equity	3,275,869	3,083,825

Total liabilities and shareholders’ equity	$42,628,066	$41,896,072

See Notes to Consolidated Financial Statements.

this is charter one

Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Interest income:
Loans and leases	$1,491,019	$1,671,843	$1,872,270
Mortgage-backed securities:
Available for sale	552,399	519,821	366,475
Held to maturity	24,518	47,747	86,952
Investment securities:
Available for sale	13,493	11,495	11,180
Held to maturity	209	252	409
Other interest-earning assets	30,391	35,303	40,960

Total interest income	2,112,029	2,286,461	2,378,246

Interest expense:
Deposits	487,085	654,816	855,283
Federal Home Loan Bank advances	402,022	416,864	498,444
Other borrowings	54,035	44,951	34,103

Total interest expense	943,142	1,116,631	1,387,830

Net interest income	1,168,887	1,169,830	990,416
Provision for loan and lease losses	152,272	192,003	100,766

Net interest income after provision for loan and lease losses	1,016,615	977,827	889,650

Other income:
Retail banking	377,963	330,735	291,892
Mortgage banking	44,922	(18,495)	24,878
Leasing operations	(21,536)	(3,575)	4,020
Net gains	264,588	205,033	114,312
Bank owned life insurance and other	32,533	33,848	38,522

Total other income	698,470	547,546	473,624

Administrative expenses:
Compensation and employee benefits	372,040	321,167	279,900
Net occupancy and equipment	127,761	116,845	109,388
Marketing expenses	80,273	40,472	31,708
Federal deposit insurance premiums	4,451	4,563	3,918
Amortization of goodwill	—	—	16,156
Other administrative expenses	206,196	195,925	188,592

Total administrative expenses	790,721	678,972	629,662

Income before income taxes	924,364	846,401	733,612
Income taxes	293,473	268,733	232,898

Net income	$630,891	$577,668	$500,714

Basic earnings per share	$2.82	$2.52	$2.15

Diluted earnings per share	$2.74	$2.45	$2.10

Weighted average common shares outstanding	224,404,772	229,302,385	232,547,418
Weighted average common and common equivalent shares outstanding	230,257,035	236,115,843	238,383,474

See Notes to Consolidated Financial Statements.

30 | 31

Consolidated Statements of Shareholders’ Equity

						Borrowings
						of
						Employee
					Accumulated	Investment
		Additional			Other	and Stock
	Common	Paid-In	Retained	Treasury	Comprehensive	Ownership
(Dollars in thousands, except per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Plan	Total
Balance, January 1, 2001	$2,127	$1,745,232	$786,793	$(100,545)	$23,853	$(1,256)	$2,456,204
Comprehensive income:
Net income	—	—	500,714	—	—	—	500,714
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	14,124	—	14,124

Comprehensive income	—	—	500,714	—	14,124	—	514,838
5% stock dividend	49	130,002	(279,968)	149,461	—	—	(456)
Purchase of 4,322,010 shares of treasury stock	—	—	—	(122,597)	—	—	(122,597)
EISOP loan repayment	—	—	—	—	—	1,256	1,256
Dividends paid ($.71 per share)	—	—	(166,596)	—	—	—	(166,596)
Issuance of common shares:
Acquisition, 6,887,246 shares	69	196,339	—	—	—	—	196,408
Stock option plans, 2,874,746 shares	4	20,194	(29,850)	59,095	—	—	49,443

Balance, December 31, 2001	2,249	2,091,767	811,093	(14,586)	37,977	—	2,928,500

Comprehensive income:
Net income	—	—	577,668	—	—	—	577,668
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	108,523	—	108,523

Comprehensive income	—	—	577,668	—	108,523	—	686,191
5% stock dividend	26	84,259	(329,627)	244,523	—	—	(819)
Purchase of 13,347,900 shares of treasury stock	—	—	—	(398,365)	—	—	(398,365)
Dividends paid ($.83 per share)	—	—	(190,251)	—	—	—	(190,251)
Issuance of common shares in connection with stock option plans, 2,986,808 shares	1	17,069	(44,319)	85,818	—	—	58,569

Balance, December 31, 2002	2,276	2,193,095	824,564	(82,610)	146,500	—	3,083,825

Comprehensive income:
Net income	—	—	630,891	—	—	—	630,891
Change in net unrealized gain (loss) on securities, net of tax and reclassification adjustment	—	—	—	—	(115,593)	—	(115,593)
Change in net unrealized gain (loss) on derivatives classified as cash flow hedges	—	—	—	—	(6,822)	—	(6,822)

Comprehensive income	—	—	630,891	—	(122,415)	—	508,476
Purchase of 7,633,100 shares of treasury stock	—	—	—	(236,817)	—	—	(236,817)
Dividends paid ($.98 per share)	—	—	(219,916)	—	—	—	(219,916)
Issuance of common shares:
Acquisition, 2,389,795 shares	24	69,519	—	—	—	—	69,543
Stock option plans, 3,626,432 shares	(1)	17,721	(56,736)	109,774	—	—	70,758

Balance, December 31, 2003	$2,299	$2,280,335	$1,178,803	$(209,653)	$24,085	$—	$3,275,869

See Notes to Consolidated Financial Statements.

this is charter one

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Cash Flows from Operating Activities
Net income	$630,891	$577,668	$500,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	152,272	192,003	100,766
Provision for deferred income taxes	148,349	156,923	186,502
Net gains	(264,588)	(205,033)	(113,270)
Accretion of discounts and amortization of premiums, goodwill, intangibles and depreciation, net	187,923	188,192	129,008
Origination of loans held for sale	(3,385,769)	(2,394,524)	(1,635,903)
Proceeds from sale of loans held for sale	3,270,301	2,288,092	1,572,563
Other	(54,961)	43,146	138,273

Net cash provided by operating activities	684,418	846,467	878,653

Cash Flows from Investing Activities
Net principal disbursed on loans and leases	(9,044,273)	(7,131,131)	(7,156,533)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	292,817	447,594	524,010
Mortgage-backed securities available for sale	5,981,063	2,114,601	1,172,379
Investment securities held to maturity	984	2,719	16,960
Investment securities available for sale	60,003	29,326	360,104
Proceeds from sale of:
Mortgage-backed securities available for sale	10,989,888	12,363,341	3,998,182
Investment securities available for sale	44,815	1,755	9,656
Federal Home Loan Bank and Federal Reserve Bank stock	19,345	10,305	20,547
Purchases of:
Mortgage-backed securities available for sale	(8,362,347)	(10,906,956)	(2,065,543)
Investment securities available for sale	(57,235)	(77,232)	(4,398)
Loans	(50,669)	(17,043)	(58,723)
Federal Home Loan Bank and Federal Reserve Bank stock	(10,344)	(42,657)	–
Net cash and cash equivalents received (paid) in connection with business combinations	77,944	(90,425)	866,742
Other	(90,518)	(80,540)	63,640

Net cash used in investing activities	(148,527)	(3,376,343)	(2,252,977)

Cash Flows from Financing Activities
Net increase (decrease) in short-term borrowings	(1,024,594)	1,580,780	(1,334,067)
Proceeds from long-term borrowings	2,014,783	429,334	1,137,184
Repayments of long-term borrowings	(275,715)	(1,154,101)	(1,329,166)
Increase (decrease) in, net of business combinations:
Deposits	(820,896)	2,165,930	3,142,587
Advance payments by borrowers for taxes and insurance	37,459	(30,508)	(16,745)
Payment of dividends on common stock	(219,916)	(191,070)	(167,052)
Proceeds from issuance of common stock	70,758	58,569	49,443
Purchase of treasury stock	(236,817)	(398,365)	(122,597)

Net cash used in (provided by) financing activities	(454,938)	2,460,569	1,359,587

Net increase (decrease) in cash and cash equivalents	80,953	(69,307)	(14,737)
Cash and cash equivalents, beginning of year	447,213	516,520	531,257

Cash and cash equivalents, end of year	$528,166	$447,213	$516,520

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$943,142	$1,124,274	$1,380,560
Income taxes	165,000	95,000	31,500
Supplemental Schedule of Noncash Activities
Loans exchanged for mortgage-backed securities	7,198,869	6,667,082	6,708,253

See Notes to Consolidated Financial Statements.

32 | 33

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

Nature of Operations—Headquartered in Cleveland, Ohio, Charter One is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of the Bank. The Company’s principal line of business is consumer banking which includes retail banking, mortgage banking and other related financial services. Retail banking provides a full range of deposit products, consumer loans, business lending and commercial real estate loans.

Basis of Presentation—The Consolidated Financial Statements include the accounts of the Company, the Bank and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain items in the Consolidated Financial Statements for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, assumptions and judgments.

Securities—Securities consist of mortgage-backed securities, U.S. Government and federal agency obligations, floating rate notes, corporate bonds, commercial paper and state and local government obligations. Securities are classified as trading, available for sale or held to maturity upon their acquisition. Securities classified as trading on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss recorded in the Consolidated Statements of Income. Securities classified as available for sale on the Consolidated Statements of Financial Condition are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of shareholders’ equity. Securities classified as held to maturity on the Consolidated Statements of Financial Condition are carried at amortized cost. Premiums and discounts are recognized in interest income over the period to maturity by the level yield method. Realized gains or losses on the sale of debt securities are recorded based on the amortized cost of the specific securities sold.

Loans—Loans intended for sale are recorded at the lower of aggregate cost or fair value. Net unrealized losses are recognized through a valuation allowance by a charge to income. Gains or losses on the sale of loans are determined under the specific identification method.

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

this is charter one

The Bank charges off principal at the earlier of (1) when a loss of principal has been deemed to have occurred as a result of the book value exceeding the fair value or net realizable value, or (2) when collection efforts have ceased. Specifically with respect to automobile loans, if such loans experience repossession or bankruptcies prior to reaching the 120-day delinquency point, they are written down to the net realizable value of the collateral at the time of the repossession or bankruptcy discharge. Any automobile loan that reaches the 120-day delinquency point is charged off completely. Consumer finance loans, along with other loans backed by single-family residential real estate collateral, are reflected at the lower of cost or net realizable value at the earliest point of six payments past due or foreclosure.

Lease Accounting–The Company classifies leases at the inception of the lease in accordance with SFAS No. 13, “Accounting for Leases.” Estimated residual values are reviewed periodically and reduced if necessary.

Direct Financing Leases–At lease inception, the present values of future rentals and of the residual are recorded as net investment in direct financing leases. Unearned interest income is amortized to interest income over the lease term to produce a constant percentage return on the investment. Sales commissions and other direct costs incurred in direct financing leases are capitalized and recorded as part of the net investment in leases and are amortized over the lease term.

Sales-Type-Leases–At the inception of the lease, the present value of future rentals is recorded as an equipment sale. Equipment cost less the present value of the residual is recorded as cost of equipment sold. Accordingly, a dealer profit is recognized at lease inception. The present values of future rentals and of the residual are recorded as net investment in sales-type leases. Unearned income is amortized to interest income over the lease term to produce a constant percentage return on the investment.

Leveraged Leases–Income on leveraged leases is recognized at a constant rate of return on the outstanding investment in the lease, net of the related deferred tax liability.

Allowance for Loan and Lease Losses–The Company maintains an allowance for loan and lease losses adequate to absorb estimated probable losses inherent in the loan and lease portfolio. The allowance for loan and lease losses consists of specific reserves for individual credits and general reserves for types or portfolios of loans based on historical loan loss experience, adjusted for concentrations and the current economic environment. All outstanding loans and leases are considered in evaluating the adequacy of the allowance for loan and lease losses. Increases to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged-off amounts are credited to the allowance for loan and leases losses.

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates on a quarterly basis the potential credit risk in the loan and lease portfolio. This evaluation process is documented by senior management and approved by the Company’s Board of Directors. Management evaluates homogeneous consumer oriented loans, such as one-to-four family mortgage loans and retail consumer loans, based upon all or a combination of delinquencies, credit scores, loss migration analysis and charge-off experience. Management supplements this analysis by reviewing the geographical lending areas involved and their local economic and political trends, the nature and volume of the portfolio, regulatory examination findings, specific grading systems applied and any other known factors which may impact future credit losses. Nonhomogeneous loans, generally defined as commercial real estate loans, corporate banking loans and leases, are underwritten, approved and risk-rated individually at inception. On a monthly basis, management re-evaluates the risk ratings on these nonhomogeneous loans if loan relationships exceed certain dollar thresholds established for the respective portfolios. The Company’s risk rating methodology uses nine grade levels to stratify each portfolio. Many factors are considered when these grades are assigned to individual loans and leases such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral, the general economic environment and the specific economic trends affecting the individual loan or lease. During this evaluation process, individual loans are identified and evaluated for impairment as prescribed under SFAS No. 114. Impairment losses are recognized when, based upon current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured either by a loan’s observable market value, fair value of the collateral or the present value of future cash flows discounted at the loan’s effective interest rate. These impairment losses, combined with other probable losses as determined in the loan and lease portfolio evaluation process, are charged to the allowance for loan and lease losses. This data is then presented to the Company’s Reserve Adequacy Committee, comprised of senior members of management and independent directors. The Reserve Adequacy Committee determines the level of allowance for loan and lease losses necessary to maintain the allowance for loan and lease losses at an amount considered adequate to absorb probable loan and lease losses inherent in the portfolio. Although management believes that it uses the best information available to determine the adequacy of the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

34 | 35

Mortgage Servicing Rights–The cost of mortgage loans sold, with servicing rights retained, is allocated between the loans and the servicing rights based on their estimated fair values at time of loan sale. The estimated fair value of mortgage servicing rights is determined based on expected future cash flows discounted at an interest rate commensurate with the servicing risks involved. Mortgage servicing rights are presented in the Consolidated Statements of Financial Condition net of accumulated amortization, which is recorded in proportion to, and over the period of, net servicing income. Capitalized mortgage servicing rights are stratified based on predominant risk characteristics of underlying loans for the purpose of evaluating impairment. An allowance is then established in the event the recorded value of an individual stratum exceeds fair value.

Derivatives–The Company uses derivatives as a means of managing its interest rate risk profile (defined as the sensitivity of the Company’s earnings and net portfolio value to changes in interest rates). Interest rate swaps are the derivative instruments that Charter One uses as part of its interest rate risk management strategy. Interest rate swap contracts are exchanges of interest payments, based on a common notional amount and maturity date.

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

Off-Balance-Sheet Financial Instruments–In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. The Company does not utilize any special-purpose entities in connection with off-balance-sheet financial instruments.

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

Goodwill–Goodwill represents the purchase price of acquired operations in excess of the fair value of their net identifiable assets at the date of acquisition. For business combinations and branch acquisitions initiated prior to June 30, 2001, goodwill was being amortized using the straight-line method over 15 years or less. Amortization of goodwill for past business combinations ceased upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. For business combinations initiated after June 30, 2001, goodwill is not subject to amortization in accordance with SFAS No. 142. Goodwill is tested for impairment on an annual basis as of the beginning of each fiscal year or when events and circumstances indicate that the value of goodwill has been diminished or impaired. The Company completed the initial and the annual goodwill impairment test required by SFAS No. 142 and has determined that no impairment exists. See Note 3 to the Notes to the Consolidated Financial Statements for certain pro forma financial disclosures related to SFAS No. 142.

Income Taxes–The Company files a consolidated Federal income tax return. The provision for income taxes is based upon income in the Consolidated Financial Statements, rather than amounts reported on the Company’s income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Consolidated Statements of Cash Flows–For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a term of three months or less to be cash equivalents. Cash flows from interest rate risk management instruments are classified based on the assets or liabilities hedged.

Stock-Based Compensation–In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Net income:
As reported	$630,891	$577,668	$500,714

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	30,079	28,418	26,967

Pro forma	$600,812	$549,250	$473,747

Basic earnings per share:
As reported	$2.82	$2.52	$2.15
Pro forma	2.68	2.40	2.04
Diluted earnings per share:
As reported	2.74	2.45	2.10
Pro forma	2.61	2.33	1.99

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	3.00%	3.00%	2.00%
Volatility	37.65-47.26%	35.94-38.13%	34.40-43.66%
Risk-free interest rate	2.68-3.79%	3.37-4.98%	4.42-5.55%
Life of grant	6 years	6 years	7 years

The estimated weighted-average grant-date fair value (based on the above option-pricing model and assumptions) for options granted in 2003, 2002 and 2001 was $11.89, $8.90 and $10.68, respectively.

Stock Dividends–On July 17, 2002, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 30, 2002 to shareholders of record on September 13, 2002. On July 18, 2001, the Board of Directors of the Company approved a 5% stock dividend which was distributed on September 28, 2001 to shareholders of record on September 14, 2001. No stock dividends were approved or distributed in 2003.

Earnings Per Share–Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during the year.

Diluted EPS is based on the weighted average number of common shares and common share equivalents outstanding during the year.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Basic earnings per share:
Net income	$630,891	$577,668	$500,714

Weighted average common shares outstanding	224,404,772	229,302,385	232,547,418

Basic earnings per share	$2.82	$2.52	$2.15

Diluted earnings per share:
Net income	$630,891	$577,668	$500,714

Weighted average common shares outstanding	224,404,772	229,302,385	232,547,418
Add common stock equivalents for shares issuable under stock option plans	5,852,263	6,813,458	5,836,056

Weighted average common and common equivalent shares outstanding	230,257,035	236,115,843	238,383,474

Diluted earnings per share	$2.74	$2.45	$2.10

Comprehensive Income–In accordance with SFAS No. 130, “Reporting Comprehensive Income,” reclassification adjustments have been determined for all components of other comprehensive income reported in the Company’s Consolidated Statements of Shareholders’ Equity. Amounts presented within those statements are net of the following reclassification adjustments and related tax expense:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Other comprehensive income, before tax:
Net unrealized holding gain on securities	$96,288	$425,839	$134,689
Net unrealized loss on derivatives classified as cash flow hedges	(10,495)	–	–
Reclassification adjustment for net gains on securities included in net income	(274,124)	(259,374)	(112,804)

Other comprehensive income, before tax	(188,331)	166,465	21,885
Income tax expense (benefit) related to items of other comprehensive income	(65,916)	57,942	7,761

Other comprehensive income, net of tax	$(122,415)	$108,523	$14,124

Segments–Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

36 | 37

NOTE 2. New Accounting Standards

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in a company’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company believes the adoption of this interpretation will not have a material impact on its consolidated financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. For those amendments that relate to SFAS No. 133 implementation guidance, the specific SFAS No. 133 Implementation Issue necessitating the amendment is identified. If the amendment relates to a cleared issue, the clearance date is noted. SFAS No. 149 also amends SFAS No. 133 to incorporate clarifications of the definition of a derivative. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.”

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. In addition, guidance related to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations. SOP 03-3 does not apply to loans originated by the entity. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. SOP 03-3 prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. Early application of SOP 03-3 is encouraged, but not required, for transfers of loans subsequent to the issuance of SOP 03-3 but prior to the effective date.

For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans,” paragraphs 7 and 8 of SOP 03-3, as they apply to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.

Management has not completed the process of evaluating SOP 03-3 and therefore has not determined the impact that adopting SOP 03-3 will have on the Company’s consolidated financial condition and results of operations.

this is charter one

NOTE 3. Business Combinations

The tables below set forth the Company’s business combinations and asset acquisitions during the past three years.

Mergers

		Assets at	Common		Method
	Date	Date of	Shares	Cash	of	Goodwill
(Dollars in thousands)	Completed	Merger	Issued	Consideration	Accounting	Recorded
Advance Bancorp(1)	June 6, 2003	$667,481	2,389,795	–	Purchase	$29,324
Charter National Bancorp, Inc.(2)(3)	May 24, 2002	353,231	–	$90,425	Purchase	34,793
Alliance Bancorp(4)	July 2, 2001	2,019,000	6,887,605	50,234	Purchase	138,814

(1)	The results of this acquisition have been included in the Consolidated Financial Statements since June 6, 2003. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2003, January 1 2002 and January 1, 2001, are not significant and, accordingly, are not provided.

(2)	The results of this acquisition have been included in the Consolidated Financial Statements since May 24, 2002. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2002 and January 1, 2001, are not significant and, accordingly, are not provided.

(3)	The Company recorded $25.0 million as an indefinite-lived trademark name intangible in addition to the $34.8 million recorded as goodwill.

(4)	The results of this acquisition have been included in the Consolidated Financial Statements since July 2, 2001. Pro forma results of operations for this acquisition, had the acquisition occurred as of January 1, 2001, are not significant and, accordingly, are not rovided.

Branch Purchases

		Date	Deposits	Loans	Goodwill
(Dollars in thousands)	Branches	Completed	Assumed	Acquired	Recorded
Superior Federal Bank, F.S.B.	17	November 19, 2001	$1,022,023	$3,370	$55,984

Upon the adoption of SFAS No. 142 on January 1, 2002, the Company ceased its amortization of goodwill. The following table shows the pro forma effects of applying SFAS No. 142 to the 2001 period:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2001
Reported net income	$630,891	$577,668	$500,714
Add: Goodwill amortization, after tax	–	–	10,501

Adjusted net income	$630,891	$577,668	$511,215

Basic earnings per share:
Reported net income	$2.82	$2.52	$2.15
Add: Goodwill amortization, after tax	–	–	.05

Adjusted net income	$2.82	$2.52	$2.20

Diluted earnings per share:
Reported net income	$2.74	$2.45	$2.10
Add: Goodwill amortization, after tax	–	–	.04

Adjusted net income	$2.74	$2.45	$2.14

NOTE 4. Investment Securities

Investment securities at December 31, 2003, 2002 and 2001, are as follows:

	December 31,2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury and agency securities	$99,032	$3,538	$1,164	$101,406
Securities of U.S. states and political subdivisions	41,382	49	1,251	40,180
Corporate capital trust	106,194	12,192	2,478	115,908
Other securities	13,893	1,875	2	15,766

Total investment securities available for sale	260,501	17,654	4,895	273,260

Held to Maturity
Securities of U.S. states and political subdivisions	3,480	236	–	3,716
Corporate capital trust and other securities	25	–	–	25

Total investment securities held to maturity	3,505	236	–	3,741

Total	$264,006	$17,890	$4,895	$277,001

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury and agency securities	$92,477	$1,789	$2,804	$91,462
Securities of U.S. states and political subdivisions	1,849	49	–	1,898
Corporate capital trust	97,797	5,598	2,466	100,929
Other securities	15,384	433	11	15,806

Total investment securities available for sale	207,507	7,869	5,281	210,095

Held to Maturity
Securities of U.S. states and political subdivisions	3,943	303	–	4,246
Corporate capital trust and other securities	30	–	–	30

Total investment securities held to maturity	3,973	303	–	4,276

Total	$211,480	$8,172	$5,281	$214,371

38 | 39

	December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury and agency securities	$30,344	$586	$1	$30,929
Securities of U.S. states and political subdivisions	8	–	–	8
Corporate capital trust	98,230	630	4,232	94,628
Other securities	3,669	200	122	3,747

Total investment securities available for sale	132,251	1,416	4,355	129,312

Held to Maturity
Securities of U.S. states and political subdivisions	5,839	194	2	6,031
Corporate capital trust and other securities	435	1	–	436

Total investment securities held to maturity	6,274	195	2	6,467

Total	$138,525	$1,611	$4,357	$135,779

The weighted average interest rate on investment securities was 5.48%, 5.64% and 8.21% at December 31, 2003, 2002 and 2001, respectively.

Investment securities by contractual maturity and their weighted average yield as of December 31, 2003 are shown below:

				Due After One But
	Due Within One Year			Within Five Years
	Amortized	Fair		Amortized	Fair
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
U.S. Treasury and agencies securities	$9,530	$9,602	2.38%	$35,306	$35,880	3.56%
Securities of U.S. states and political subdivisions	913	924	3.08	5,198	5,449	4.53
Corporate capital trust	–	–	–	–	–	–
Other securities	3,915	3,960	4.40	4,306	4,468	4.29

Total	$14,358	$14,486	2.98%	$44,810	$45,797	3.75%

	Due After Five But
	Within Ten Years			Due After Ten Years
	Amortized	Fair		Amortized	Fair
(Dollars in thousands)	Cost	Value	Yield	Cost	Value	Yield
U.S. Treasury and agency securities	$7,970	$7,911	3.63%	$46,226	$48,013	1.58%
Securities of U.S. states and political subdivisions	12,344	12,048	3.72	26,407	25,475	4.25
Corporate capital trust	–	–	–	106,194	115,908	9.16
Other securities	–	–	–	5,697	7,363	.53

Total	$20,314	$19,959	3.68%	$184,524	$196,759	6.29%

The following table presents, as of December 31, 2003, investment securities that have been in an unrealized loss position for less than 12 months and investment securities that have been in an unrealized loss position for 12 months or more. No investment securities classified as held to maturity were in an unrealized loss position as of December 31, 2003.

	December 31, 2003
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Loss	Cost	Value	Loss	Cost	Value	Loss
Available for Sale
U.S. Treasury and agency securities	$30,206	$29,913	$293	$9,621	$8,750	$871	$39,827	$38,663	$1,164
Securities of U.S. states and political subdivisions	39,846	38,595	1,251	–	–	–	39,846	38,595	1,251
Corporate capital trust	5,519	5,271	248	24,069	21,839	2,230	29,588	27,110	2,478
Other securities	1,087	1,085	2	–	–	–	1,087	1,085	2

Total investment securities available for sale	$76,658	$74,864	$1,794	$33,690	$30,589	$3,101	$110,348	$105,453	$4,895

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported relate primarily to changes in interest rates. The Company has both the intent and ability to hold such investment securities for a time necessary to recover the amortized cost.

Gains on sales were $3.6 million, $.4 million and $3.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. No losses on sales were realized during the years ended December 31, 2003 and 2001. Losses on sales were $29,000 for the year ended December 31, 2002.

this is charter one

NOTE 5. Mortgage-Backed Securities

Mortgage-backed securities at December 31, 2003, 2002 and 2001, are as follows:

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
Participation certificates:
U.S. government and agency issues	$9,635,713	$64,406	$29,595	$9,670,524
Collateralized mortgage obligations:
U.S. government and agency issues	511,771	1,534	1,704	511,601
Private issues	11,618	64	9	11,673

Total mortgage-backed securities available for sale	10,159,102	66,004	31,308	10,193,798

Held to Maturity
Participation certificates:
U.S. government and agency issues	186,740	8,746	47	195,439
Private issues	20,454	428	33	20,849
Collateralized mortgage obligations:
U.S. government and agency issues	25,994	1,241	–	27,235
Private issues	18,261	382	11	18,632

Total mortgage-backed securities held to maturity	251,449	10,797	91	262,155

Total	$10,410,551	$76,801	$31,399	$10,455,953

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
Participation certificates:
U.S. government and agency issues	$9,836,607	$214,670	$231	$10,051,046
Collateralized mortgage obligations:
U.S. government and agency issues	1,065,021	3,996	499	1,068,518
Private issues	412,247	5,156	359	417,044

Total mortgage-backed securities available for sale	11,313,875	223,822	1,089	11,536,608

Held to Maturity
Participation certificates:
U.S. government and agency issues	311,398	16,391	6	327,783
Private issues	51,717	399	11	52,105
Collateralized mortgage obligations:
U.S. government and agency issues	96,130	4,806	–	100,936
Private issues	81,536	2,741	29	84,248

Total mortgage-backed securities held to maturity	540,781	24,337	46	565,072

Total	$11,854,656	$248,159	$1,135	$12,101,680

	December 31, 2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for Sale
Participation certificates:
U.S. government and agency issues	$6,914,397	$58,000	$21,972	$6,950,425
Collateralized mortgage obligations:
U.S. government and agency issues	508,093	10,168	10	518,251
Private issues	545,998	16,245	407	561,836

Total mortgage-backed securities available for sale	7,968,488	84,413	22,389	8,030,512

Held to Maturity
Participation certificates:
U.S. government and agency issues	475,622	19,871	4	495,489
Private issues	90,203	973	171	91,005
Collateralized mortgage obligations:
U.S. government and agency issues	185,944	10,187	80	196,051
Private issues	232,135	8,212	234	240,113

Total mortgage-backed securities held to maturity	983,904	39,243	489	1,022,658

Total	$8,952,392	$123,656	$22,878	$9,053,170

40 | 41

The following table presents, as of December 31, 2003, mortgage-backed securities that have been in an unrealized loss position for less than 12 months and mortgage-backed securities that have been in an unrealized loss position for 12 months or more.

	December 31, 2003
	Less Than 12 Months			12 Months or More			Total
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Loss	Cost	Value	Loss	Cost	Value	Loss
Available for Sale
Participation certificates:
U.S. government and agency issues	$2,670,294	$2,640,699	$29,595	$–	$–	$–	$2,670,294	$2,640,699	$29,595
Collateralized mortgage obligations:
U.S. government and agency issues	220,614	218,915	1,699	8,330	8,325	5	228,944	227,240	1,704
Private issues	448	439	9	–	–	–	448	439	9

Total mortgage-backed securities available for sale	2,891,356	2,860,053	31,303	8,330	8,325	5	2,899,686	2,868,378	31,308

Held to Maturity
Participation certificates:
U.S. government and agency issues	11,797	11,753	44	534	531	3	12,331	12,284	47
Private issues	4,053	4,020	33	228	228	–	4,281	4,248	33
Collateralized mortgage obligations:
Private issues	964	959	5	1,414	1,408	6	2,378	2,367	11

Total mortgage-backed securities held to maturity	16,814	16,732	82	2,176	2,167	9	18,990	18,899	91

Total	$2,908,170	$2,876,785	$31,385	$10,506	$10,492	$14	$2,918,676	$2,887,277	$31,399

Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The unrealized losses reported relate primarily to changes in interest rates. The Company has both the intent and ability to hold such mortgage-backed securities for a time necessary to recover the amortized cost.

Sales of mortgage-backed securities resulted in gains of $282.0 million in 2003, $260.0 million in 2002 and $109.6 million in 2001. Losses on sales were $11.5 million in 2003 and $1.0 million in 2002. No losses on sales were realized in 2001.

this is charter one

NOTE 6. Loans and Leases

Loans and leases consist of the following:

	December 31,
	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Real estate mortgage loans:
Permanent:
One-to-four family	$8,671,635	30.8%	$7,905,585	30.6%	$9,317,810	36.7%	$10,413,005	43.5%	$11,365,545	51.1%
Multifamily	791,574	2.8	737,517	2.8	989,169	3.9	1,064,796	4.4	1,224,348	5.5
Commercial	1,196,672	4.3	1,027,681	4.0	1,076,493	4.2	769,589	3.2	624,517	2.8

Total permanent	10,659,881	37.9	9,670,783	37.4	11,383,472	44.8	12,247,390	51.1	13,214,410	59.4
Construction:
One-to-four family	869,345	3.1	719,062	2.8	666,982	2.6	611,317	2.6	486,512	2.2
Multifamily	372,385	1.3	377,489	1.4	359,848	1.4	90,129	.4	75,171	.3
Commercial	361,653	1.3	378,466	1.5	313,725	1.3	163,544	.6	92,993	.4

Total construction	1,603,383	5.7	1,475,017	5.7	1,340,555	5.3	864,990	3.6	654,676	2.9

Total real estate mortgage loans	12,263,264	43.6	11,145,800	43.1	12,724,027	50.1	13,112,380	54.7	13,869,086	62.3
Retail consumer loans	5,435,855	19.3	5,441,269	21.0	4,808,390	18.9	4,583,770	19.1	3,745,633	16.8
Automobile loans	6,161,638	21.9	5,394,764	20.9	4,244,070	16.7	3,046,038	12.7	2,413,531	10.8
Consumer finance loans	1,079,487	3.8	971,335	3.8	1,027,392	4.0	974,852	4.1	700,259	3.2
Leases	2,195,418	7.8	2,133,468	8.2	1,994,524	7.9	1,778,021	7.4	1,137,895	5.1
Corporate banking loans	1,679,664	6.0	1,314,781	5.1	1,043,714	4.1	802,379	3.4	679,397	3.0

Total loans and leases held for investment	28,815,326	102.4	26,401,417	102.1	25,842,117	101.7	24,297,440	101.4	22,545,801	101.2

Less:
Loans in process	582,134	2.1	469,484	1.8	387,264	1.5	345,341	1.4	259,680	1.2
Unamortized net discounts (premiums)	516	–	2,646	–	20,527	–	(6,763)	–	(7,430)	–
Allowance for loan and lease losses	383,733	1.3	328,017	1.2	255,478	1.0	189,616	.8	186,400	.8
Net deferred loan costs	(100,147)	(.4)	(84,285)	(.3)	(86,007)	(.3)	(83,388)	(.4)	(91,133)	(.4)
Automobile dealer reserve	(180,927)	(.6)	(167,291)	(.6)	(131,216)	(.5)	(97,538)	(.4)	(78,578)	(.4)

Total net items	685,309	2.4	548,571	2.1	446,046	1.7	347,268	1.4	268,939	1.2

Loans and leases held for investment, net	$28,130,017	100.0%	$25,852,846	100.0%	$25,396,071	100.0%	$23,950,172	100.0%	$22,276,862	100.0%

Loans held for sale	$120,431		$351,892		$332,629		$58,002		$35,988

Loan servicing portfolio	$16,877,169		$16,893,609		$13,846,807		$10,379,644		$10,798,563

As of December 31, 2003, there was no concentration of loans or leases in any type of industry which exceeded 10% of the Bank’s total loans and leases that is not included as a loan or lease category in the table above.

The following table reflects the principal payments contractually due (assuming no prepayments) on the Bank’s construction portfolio, net of loans in process, and corporate banking loan portfolio at December 31, 2003. Management expects prepayments will cause actual maturities to be shorter.

	Principal Payments Contractually Due in the
	Year(s) Ended December 31,
		2005-	2009 and
(Dollars in thousands)	2004	2008	Thereafter	Total
Construction loans	$759,905	$233,513	$9,886	$1,003,304
Corporate banking loans	380,856	630,747	660,351	1,671,954

Total(1)	$1,140,761	$864,260	$670,237	$2,675,258

(1)	Of the $1.5 billion of loans due after December 31, 2004, $514.2 million are fixed rate and $1.0 billion are adjustable rate.

The Company normally has outstanding a number of commitments to extend credit. At December 31, 2003, there were outstanding commitments to originate $1.3 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months.

At December 31, 2003, there were also outstanding unfunded consumer lines of credit of $5.4 billion and corporate banking lines of credit of $410.2 million. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. The Company does not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $129.6 million as of December 31, 2003.

The Bank is engaged in equipment leasing through a subsidiary, ICX Corporation (“ICX”). The equipment leased by ICX is for commercial and industrial use only, with primary lease concentrations to Fortune 1000 companies for large capital equipment acquisitions. A lessee is evaluated

42 | 43

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

A summary of the investment in leases, before the allowance for lease losses, is as follows:

	December 31,
(Dollars in thousands)	2003	2002
Direct financing leases	$1,351,828	$1,347,510
Sales-type leases	62,295	47,633
Leveraged leases	781,295	738,325

Total lease financings	$2,195,418	$2,133,468

The components of the investment in lease financings, before the allowance for lease losses, are as follows:

	December 31,
(Dollars in thousands)	2003	2002
Total future minimum lease rentals	$1,508,488	$1,435,427
Estimated residual value of leased equipment	1,306,694	1,319,045
Initial direct costs	10,827	11,932
Less unearned income on minimum lease rentals and estimated residual value of leased equipment	630,591	632,936

Total lease financings	$2,195,418	$2,133,468

At December 31, 2003, future minimum lease rentals on direct financing, sales-type and leveraged leases are as follows: $286.4 million in 2004; $249.6 million in 2005; $193.9 million in 2006; $148.5 million in 2007; $114.9 million in 2008; and $515.2 million thereafter.

Allowance for Loan and Lease Losses–Changes in the allowance for loan and lease losses are as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Balance, beginning of year	$328,017	$255,478	$189,616
Provision	152,272	192,003	100,766
Acquired through business combination	4,969	3,184	33,782
Charge-offs	(124,961)	(145,094)	(78,459)
Recoveries	23,436	22,446	9,773

Balance, end of year	$383,733	$328,017	$255,478

The total investment in impaired loans was $12.0 million and $20.3 million at December 31, 2003 and 2002, respectively. These loans were subject to allowances for loan and lease losses of $.3 million and $3.8 million at December 31, 2003 and 2002, respectively.

The average recorded investment in impaired loans was $19.9 million, $25.1 million and $10.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Interest income recognized was $1.3 million, $1.0 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The interest income potential based upon the original terms of the contracts for these impaired loans was $2.1 million, $2.3 million and $1.0 million for 2003, 2002 and 2001, respectively.

NOTE 7. Mortgage Servicing Rights

Changes related to mortgage servicing rights were as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002
Mortgage servicing rights
Balance, beginning of year	$232,508	$166,729
Amount capitalized	109,832	100,430
Amortization	(38,393)	(30,151)
Direct write-downs	(44,049)	(4,500)

Carrying value before valuation allowance, end of year	259,898	232,508

Valuation allowance
Balance, beginning of year	(103,944)	(26,889)
(Increase) decrease	21,290	(77,055)

Valuation allowance, end of year	(82,654)	(103,944)

Net carrying value of mortgage servicing rights, end of year	$177,244	$128,564

Fair value, end of year	$178,189	$140,818

The key economic assumptions used to estimate the value of the mortgage servicing rights at December 31, 2003 and 2002, respectively, are presented in the table that follows. A sensitivity analysis, as of December 31, 2003, of the current fair value to an immediate 50 basis point and 100 basis point adverse change in interest rates, which has a corresponding adverse change in the prepayment speed assumptions, is also presented. These sensitivities are hypothetical. The effect of a variation in a particular assumption on the fair value of the mortgage servicing rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in interest rates, which drive changes in prepayment speeds, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	December 31,
(Dollars in thousands)	2003	2002
Fair value	$178,189	$140,818
Weighted-average life (in years)	4.4	2.7
Weighted-average constant prepayment rate	20.5%	33.2%
Weighted-average discount rate	9.0	9.0
Prepayment rate:
Decline in fair value from 50 basis point decline in interest rates	$19,151
Decline in fair value from 100 basis point decline in interest rates	33,833

The key economic assumptions used in determining the fair value of mortgage servicing rights capitalized in 2003 were as follows:

Weighted-average life (in years)	4.6
Weighted-average constant prepayment rate	25.8%
Weighted-average discount rate	9.0

Loans serviced for others were $16.9 billion at both December 31, 2003 and 2002. The Bank securitized residential mortgage and consumer loans of $7.2 billion and $6.7 billion in 2003 and 2002, respectively, in which the Bank retained servicing. The residential mortgage and consumer loans were exchanged for government agency mortgage-backed securities. The Bank did not retain any credit enhancing residual interests, nor is the Bank subject to any significant recourse obligations. The Company does not hold any interests in or sponsor any special-purpose entities.

this is charter one

NOTE 8. Deposits

Deposits consist of the following:

	December 31,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Checking accounts:
Interest-bearing	$5,666,346	.85%	$7,460,530	1.80%	$5,973,545	2.45%
Noninterest-bearing	2,532,616	–	2,189,903	–	1,856,481	–
Money market and savings accounts	8,686,356	.97	8,157,534	1.51	6,737,160	2.26
Certificates of deposit	10,318,001	2.97	9,719,876	3.61	10,556,123	4.43

Total deposits, net	$27,203,319	1.61	$27,527,843	2.21	$25,123,309	3.05

Including the effect of interest rate swaps		1.49%		2.06%		2.88%

A summary of all certificates of deposit by maturity follows:

(Dollars in thousands)	December 31, 2003
Within 12 months	$5,722,381
Over 12 months to 36 months	2,260,489
Over 36 months	2,335,131

Total	$10,318,001

     A summary of certificates of deposit with balances of $100,000 or more by maturity follows:

(Dollars in thousands)	December 31, 2003
Three months or less	$308,503
Over three months to six months	391,751
Over six months to twelve months	556,294
Over twelve months	1,049,380

Total	$2,305,928

Investment securities and mortgage-backed securities with a par value of $637.9 million, $489.0 million and $573.0 million at December 31, 2003, 2002 and 2001, respectively, are pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 9. Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances at December 31, 2003 are secured by the Company’s investment in the stock of the FHLB, as well as $11.5 billion in certain real estate loans and $2.9 billion in mortgage-backed securities. FHLB advances are comprised of the following:

	December 31,
	2003		2002
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Fixed rate advances	$7,426,414	4.71%	$8,619,560	4.37%
Variable rate advances	2,409,604	1.19	409,605	1.23

Total advances	9,836,018	3.85	9,029,165	4.23
Plus amortized premium on advances	11,275	–	8,760	–

Total advances, net	$9,847,293	3.81	$9,037,925	4.18

Including the effect of interest rate swaps		3.89%		4.26%

Scheduled repayments of FHLB advances are as follows:

	December 31, 2003
	Fixed Rate Advances		Variable Rate Advances
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Maturing in:
2004	$1,719,800	1.43%	$–	–%
2005	2,271,300	6.23	–	–
2006	252,964	4.97	2,000,000	1.23
2007	2,015,992	5.49	173,743	.96
2008	862,959	5.13	99,987	.95
Thereafter	303,399	5.30	135,874	.99

Total advances, net	$7,426,414	4.71%	$2,409,604	1.19%

At December 31, 2003, certain fixed rate agreements are convertible to LIBOR at the counterparty’s option. If the counterparty exercises its option, the Company can prepay the advance in full or part on the effective conversion date or on the quarterly repricing date.

On January 27, 2004, the Company prepaid $2.3 billion in fixed rate FHLB advances with a weighted average cost of 6.27%, and incurred a prepayment penalty of $164.5 million before tax. These FHLB advances were due to mature between June 2005 and January 2006.

NOTE 10. Federal Funds Purchased and Repurchase Agreements

Federal funds purchased and repurchase agreements consist of the following:

	December 31, 2003
	2003		2002
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate
Due within 30 days	$269,319	1.05%	$283,912	1.33%

44 | 45

NOTE 11. Other Borrowings

Other borrowings consist of the following:

	December 31,
(Dollars in thousands)	2003	2002
Subordinated notes, due May 2012, interest payable semiannually at 6.375% (net of unamortized discount of $1.8 million in 2003 and $2.0 million in 2002)	$398,222	$398,010
Senior notes, due February 15, 2004, interest payable at 7.125% (net of unamortized discount of $45,000 in 2003 and $.3 million in 2002)	95,060	94,782
Zero coupon bonds of $151 million at December 31, 2003 and 2002, due February 2005, with yield to maturity of 11.37%	132,869	118,767
Installment obligations without recourse	55,315	80,308
Variable rate bonds, due December 1, 2015, interest payable semiannually at 4.75% with a ceiling of 9.50%	10,000	10,000
Other	6,287	6,986

Total	$697,753	$708,853

The zero coupon bonds are collateralized by mortgage-backed securities with a par value of $187.1 million and $229.2 million at December 31, 2003 and 2002, respectively.

In February 2004, the $95.1 million in senior notes were paid in full.

NOTE 12. Interest Rate Swaps

The Company uses interest rate swaps as one of the tools to manage its interest rate risk profile (defined as the sensitivity of its earnings and economic value to changes in interest rates). The Company utilizes fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain of these agreements totaling $230.0 million, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $1.9 billion, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. The Company has assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

The Company utilizes fixed payment interest rate swaps to convert certain floating rate FHLB advances into fixed rate instruments. Under these agreements totaling $409.6 million, Charter One has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. The Company has assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

The Company utilized a fixed receipt interest rate swap to convert our $400.0 million of subordinated notes into a variable instrument. Under this agreement, Charter One has agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR. Such interest rate swap is designated and qualifies as a fair value hedge under SFAS No. 133. The Company has assumed no ineffectiveness in the hedging relationship. Any gain or loss on the interest rate swap was offset by a gain or loss on the subordinated notes during the period of change in fair values.

Additionally, the Company entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the subordinated notes discussed above. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the year ended December 31, 2003, the net unrealized loss attributed to these interest rate swaps decreased $11.8 million to an ending balance of $14.2 million. The corresponding interest rate swap liabilities were recognized in the Company’s Consolidated Statement of Financial Condition at December 31, 2003 under the caption “Accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

	December 31,
	2003					2002
		Receiving		Paying			Receiving		Paying
	Notional	Interest		Interest		Notional	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate
(Dollars in thousands)
Fixed Payment
and Fixed Receipt (1)
2007	$1,005,000	4.31%		2.75%		$1,005,000	4.31%		2.75%
2008	940,000	3.65		1.99		–	–		–

Total	$1,945,000	3.99%		2.38%		$1,005,000	4.31%		2.75%

Fixed Payment and Variable Receipt
2003	$–	–%		–%		$409,605	1.42%		3.55%
2004	375,000	1.18		3.66		375,000	1.40		3.66
2006	609,605	1.16		3.57		200,000	1.40		4.69

Total	$984,605	1.17	%(2)	3.60%		$984,605	1.41	%(2)	3.82%

Variable Payment and Fixed Receipt
2004	$–	–%		–%		$315,000	2.80%		1.57%
2005	230,000	2.29		1.17		–	–		–
2007	–	–		–		555,000	5.51		1.55
2012	400,000	5.76		1.18		400,000	5.76		1.75

Total	$630,000	4.49%		1.18	%(2)	$1,270,000	4.92%		1.62	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based on LIBOR.

Additionally, the Company has entered into forward fixed payment and variable receipt interest rate swaps totaling $3.5 billion in notional principal amount that are not reflected in the table above. Under these this is charter one

agreements, the Company has agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. Settlements under these forward interest rate swaps begin between January 2004 and August 2004. The forward interest rate swaps mature between January 2006 and August 2007. The weighted average fixed payment rate on these forward interest rate swaps is 2.83%. The forward interest rate swaps will convert certain floating rate FHLB advances into fixed rate instruments. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133.

Information on these forward interest rate swaps, by effective date, is as follows:

		Paying
	Notional	Interest
(Dollars in thousands)	Amount	Rate
Fixed Payment and Variable
Receipt Forward Interest Rate
Swaps Effective Date:
First quarter 2004	$1,000,000	2.87%
Second quarter 2004	1,500,000	2.84
Third quarter 2004	1,000,000	2.79

Total	$3,500,000	2.83%

In January 2004, the Company terminated $1.0 billion of its forward interest rate swaps included in the table above. A deferred after-tax loss of $8.4 million was included in other comprehensive income and will be amortized over the next 24 months as the related interest expense on FHLB advances is recognized.

The fair value of the Company’s interest rate swap contracts is estimated as the difference in the present value of future cash flows between the Company’s existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

	December 31,
(Dollars in thousands)	2003	2002
Unrealized gain (loss):
Fair value hedges	$44,750	$84,341
Cash flow hedges	(10,495)	(7,043)
Unhedged interest rate swaps	(14,151)	(25,905)

Total fair value	$20,104	$51,393

The net benefit of interest rate swaps is as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
(Income) expense on:
Deposits	$(32,088)	$(44,792)	$(21,774)
FHLB advances	9,135	7,317	1,241
Subordinated notes	(17,936)	(9,792)	–
Unhedged interest rate swaps	15,728	7,903	–

Total net benefit	$(25,161)	$(39,364)	$(20,533)

The Company is exposed to credit loss in the event of nonperformance by the swap counterparties; however, the Company does not currently anticipate nonperformance by the counterparties.

NOTE 13. Income Taxes

The provision for income taxes consists of the following components:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Current	$145,124	$111,810	$46,396
Deferred	148,349	156,923	186,502

Total	$293,473	$268,733	$232,898

A reconciliation from tax at the statutory rate to the income tax provision is as follows:

	Year Ended December 31,
	2003		2002		2001
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Tax at statutory rate	$323,527	35.0%	$296,240	35.0%	$257,057	35.0%
Decrease due to:
Bank owned life insurance	(11,483)	(1.2)	(12,878)	(1.5)	(13,615)	(1.9)
General business credits	(5,000)	(.5)	(5,000)	(.6)	(3,443)	(.5)
EISOP dividends	(2,785)	(.3)	(4,333)	(.5)	(440)	(.1)
Other	(10,786)	(1.2)	(5,296)	(.6)	(6,661)	(.8)

Income tax provision	$293,473	31.8%	$268,733	31.8%	$232,898	31.7%

Significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Deferred tax assets:
Book allowance for loan losses	$124,974	$108,561	$84,466
Accrued and deferred compensation	22,087	25,058	22,433
Alternative minimum tax credit	–	–	47,638
Other	18,316	21,782	41,763

Total deferred tax assets	165,377	155,401	196,300

Deferred tax liabilities:
Leasing activities, net	790,451	663,145	557,246
FHLB stock dividend	77,731	68,824	58,018
Deferred loan costs	34,510	29,533	28,731
Mortgage servicing rights	28,078	11,007	16,992
Tax allowance for loan losses	–	932	2,285
Net unrealized gain on securities	16,118	78,528	20,586
Other	27,622	31,106	27,481

Total deferred tax liabilities	974,510	883,075	711,339

Net deferred tax liability	$(809,133)	$(727,674)	$(515,039)

In 2003 and 2002, Charter One recaptured excess bad debt reserves of $2.7 million and $4.0 million, respectively, resulting in payments of $.9 million and $1.4 million which were previously accrued. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of, shareholders or if the Bank no longer qualifies as a “bank.” Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $321.3 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

46 | 47

NOTE 14. Regulatory Matters

Federal Reserve Board (“FRB”) regulations require depository institutions to maintain certain minimum reserve balances. These reserves, which consisted of vault cash and deposits at the Federal Reserve Bank, totaled $64.9 million and $56.1 million at December 31, 2003 and 2002, respectively.

The Company may not declare or pay cash dividends on its shares of common stock if the payment would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 2003, approximately $513.2 million of the Company’s retained earnings was available to pay dividends to shareholders or to be used for other corporate purposes.

As a financial holding company, Charter One is subject to regulation by the FRB under the Bank Holding Company Act of 1956 as amended, and the regulations of the FRB, including various capital requirements. The Bank is subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by each regulator that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The institution’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Charter One and the Bank to individually maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. The actual regulatory capital ratios calculated for Charter One and the Bank, along with the capital amounts and ratios for capital adequacy purposes and the amounts required to be categorized as well capitalized under the regulatory framework for prompt corrective action, are as follows:

	December 31, 2003
					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Charter One:
Total capital to risk-weighted assets	$3,573,655	11.68%	$2,448,394	>8.00%	$3,060,493	>10.00%
Tier 1 capital to risk-weighted assets	2,790,462	9.12	1,224,197	>4.00	1,836,296	>6.00
Tier 1 capital to average assets	2,790,462	6.50	1,716,047	>4.00	N/A	N/A
Charter One Bank:
Total capital to risk-weighted assets	3,525,567	11.52	2,447,262	>8.00	3,059,077	>10.00
Tier 1 capital to risk-weighted assets	2,409,716	7.88	1,223,631	>4.00	1,835,446	>6.00
Tier 1 capital to average assets	2,409,716	5.65	1,706,068	>4.00	2,132,585	>5.00

	December 31, 2002
					To Be "Well Capitalized"
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Charter One:
Total capital to risk-weighted assets	$3,239,604	11.67%	$2,220,734	>8.00%	$2,775,917	>10.00%
Tier 1 capital to risk-weighted assets	2,513,577	9.05	1,110,367	>4.00	1,665,550	>6.00
Tier 1 capital to average assets	2,513,577	6.10	1,648,861	>4.00	N/A	N/A
Charter One Bank:
Total capital to risk-weighted assets	3,150,686	11.36	2,219,719	>8.00	2,774,649	>10.00
Tier 1 capital to risk-weighted assets	2,091,615	7.54	1,109,860	>4.00	1,664,789	>6.00
Tier 1 capital to average assets	2,091,615	5.11	1,636,187	>4.00	2,045,234	>5.00

Management believes that, as of December 31, 2003, Charter One and the Bank, individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated, could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

this is charter one

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

NOTE 16. Stock Option Plans

At December 31, 2003, the Company has a stock option plan under which 4.5 million shares of common stock are reserved for grant to officers, key employees and directors. The Company’s plan has been approved by the Company’s shareholders. The date on which the options are first exercisable is determined by the Compensation Committee of the Board of Directors. The options expire no later than 10 years from the grant date.

The following is an analysis of the stock option activity for each of the years in the three-year period ended December 31, 2003 and the stock options outstanding at the end of the respective periods.

		Weighted Average
	Number of	Exercise Price of
	Option Shares	Option Shares
Outstanding at January 1, 2001	21,940,754	$15.84
Granted	8,182,394	24.71
Acquired through acquisition	1,086,212	16.70
Exercised	(3,082,959)	11.29
Forfeited	(634,713)	19.39

Outstanding at December 31, 2001	27,491,688	18.94
Granted	4,643,260	28.72
Exercised	(3,206,736)	13.27
Forfeited	(357,655)	22.61

Outstanding at December 31, 2002	28,570,557	21.12
Granted	5,071,172	32.34
Exercised	(3,651,815)	14.69
Forfeited	(977,758)	24.48

Outstanding at December 31, 2003	29,012,156	$23.78

Available for future issuance at December 31, 2003	4,500,300

Financial data pertaining to outstanding stock options was as follows:

December 31, 2003
					Weighted
			Weighted		Average
		Average	Average	Number of	Exercise Price
Ranges of	Number of	Remaining	Exercise Price of	Exercisable	of Exercisable
Exercise Prices	Option Shares	Years	Option Shares	Option Shares	Option Shares
$6.72 – $14.81	2,750,130	2.1	$10.63	2,750,130	$10.63
15.24 – 19.71	4,194,356	5.1	16.65	4,194,356	16.65
20.02 – 23.41	5,241,784	4.6	22.45	5,241,784	22.45
24.01 – 24.95	3,621,743	7.1	24.05	166,263	24.14
25.20 – 25.81	3,637,888	7.9	25.34	222,036	25.47
26.01 – 29.81	5,109,841	8.8	28.94	130,842	26.98
30.06 – 33.57	4,456,414	10.0	32.74	2,625	32.33

	29,012,156	6.7	$23.78	12,708,036	$18.10

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

Cash, Cash Equivalents, Accrued Interest Receivable and Payable and Advance Payments by Borrowers for Taxes and Insurance–
 The carrying amount as reported in the Consolidated Statements of Financial Condition is a reasonable estimate of fair value.

Mortgage-Backed and Investment Securities-Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

48 | 49

Loans and Leases–The fair value of loans and leases, other than one-to-four family loans, is estimated by discounting the future cash flows using the LIBOR swap curve. The fair value of one-to-four family loans is estimated by discounting the future cash flows using current market rates for loans of similar maturities, along with the LIBOR swap curve.

FHLB and Federal Reserve Bank Stock–The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the FHLB and the Federal Reserve Bank are executed at par.

Deposits–The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the LIBOR swap curve.

FHLB Advances, Federal Funds Purchased and Repurchase Agreements and Other Borrowings–The fair value of FHLB advances, federal funds purchased and repurchase agreements and other borrowings is estimated by discounting the future cash flows using the LIBOR swap curve.

Forward Commitments–Quoted market prices are utilized to determine fair value disclosures when such prices are available.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Value	Value	Value	Value
Assets:
Cash and cash equivalents	$528,166	$528,166	$447,213	$447,213
Investment securities	276,765	277,001	214,068	214,371
Mortgage-backed securities	10,445,247	10,455,953	12,077,389	12,101,680
Loans and leases, net	28,250,448	29,197,294	26,204,738	27,587,274
FHLB and Federal Reserve Bank stock	705,244	705,244	681,923	681,923
Accrued interest receivable	140,857	140,857	154,962	154,962
Liabilities:
Deposits:
Checking, money market and savings accounts	16,885,318	16,885,318	17,807,967	17,807,967
Certificates of deposit	10,318,001	10,434,890	9,719,876	9,907,256
FHLB advances	9,847,293	10,277,077	9,037,925	9,658,562
Federal funds purchased and repurchase agreements	269,319	269,319	283,912	283,912
Other borrowings	697,753	781,012	708,853	826,665
Advance payments by borrowers for taxes and insurance	61,054	61,054	23,595	23,595
Accrued interest payable	35,944	35,944	38,372	38,372
Off-Balance-Sheet Items:
Forward commitments to purchase/sell/ originate loans or mortgage-backed securities		5,529		2,855

this is charter one

NOTE 18. Parent Company Financial Information

The summarized financial statements of Charter One (parent company only) as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003 are as follows:

Statements of Financial Condition

	December 31,
(Dollars in thousands)	2003	2002
Assets:
Deposits with subsidiaries	$85,628	$29,484
Cash equivalents	4,653	4,295
Investments in and receivables due from subsidiaries	3,288,492	3,139,533
Securities and other assets	8,102	12,527

Total assets	$3,386,875	$3,185,839

Liabilities:
Other borrowings	$95,060	$94,781
Accrued expenses and other liabilities	15,946	7,233

Total liabilities	111,006	102,014

Shareholders’ Equity:
Common stock and additional paid-in capital	2,282,634	2,195,371
Retained earnings	1,178,803	824,564
Treasury stock, at cost	(209,653)	(82,610)
Accumulated other comprehensive income	24,085	146,500

Total shareholders’ equity	3,275,869	3,083,825

Total liabilities and shareholders’ equity	$3,386,875	$3,185,839

Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Income:
Dividends from subsidiaries	$560,000	$625,000	$407,300
Interest and dividends on securities	526	20,148	39,382
Other income	742	1,467	1,064

Total income	561,268	646,615	447,746

Expenses:
Interest expense	7,054	7,034	7,015
Administrative expenses	6,739	6,568	6,566

Total expenses	13,793	13,602	13,581

Income before undistributed income of subsidiaries	547,475	633,013	434,165
Equity in undistributed income (losses) of subsidiaries	83,416	(55,345)	66,549

Net income	$630,891	$577,668	$500,714

Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$630,891	$577,668	$500,714
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(83,416)	55,345	(66,549)
Other	(574,488)	(701,989)	(470,851)

Net cash used in operating activities	(27,013)	(68,976)	(36,686)

Cash Flows from Investing Activities:
Payments for investments in and advances to subsidiaries	(95,496)	(332,732)	(116,713)
Repayment of investments in and advances to subsidiaries	564,134	916,805	368,000
Purchase of securities	–	(5,633)	(1,000)
Sale of securities	852	–	–

Net cash provided by investing activities	469,490	578,440	250,287

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	70,758	58,569	49,443
Payment of dividends on common stock	(219,916)	(191,070)	(167,052)
Net purchases of treasury stock	(236,817)	(398,365)	(122,597)

Net cash used in financing activities	(385,975)	(530,866)	(240,206)

Increase (decrease) in deposits with subsidiaries and cash equivalents	$56,502	$(21,402)	$(26,605)

50 | 51

Independent Auditors’ Report

To the Shareholders and Board of Directors
Charter One Financial, Inc.

We have audited the accompanying consolidated statements of financial condition of Charter One Financial, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter One Financial, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 17, 2004

Form 10-K

This Annual Report includes the information required in our Form 10-K filed with the Securities and Exchange Commission (“SEC”). The integration of the two documents gives our shareholders and other interested parties timely, efficient and comprehensive information on our financial condition and results of operations for the year ended December 31, 2003. Portions of this Annual Report are not required by the Form 10-K report and are not filed as part of the Company’s Form 10-K filed with the SEC. Only those portions of this Annual Report referenced in the cross reference index are incorporated in the Form 10-K filed with the SEC. The report has not been approved or disapproved by the SEC, nor has the SEC passed upon its accuracy or adequacy.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

     As of June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing sale price of $31.18 per common share as of that date, was $7,049,645,280.

     The number of shares outstanding of the Registrant’s sole class of common stock as of February 23, 2004 was 223,118,318.

     Portions of the Registrant’s proxy statement for the April 21, 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

52 | 53

form 10-k cross reference index

Item
Number		Pages
PART I
1.	Business	54-55
2.	Properties	56
3.	Legal Proceedings	56
4.	Submission of Matters to a Vote of Security Holders–Not Applicable

PART II
5.	Market for Registrant’s Common Equity and Related Shareholder Matters–Note (1)	27
6.	Selected Financial Data	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-29
7A.	Quantitative and Qualitative Disclosure About Market Risk	25-26
8.	Financial Statements and Supplementary Data	30-52
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure–Not Applicable
9A.	Controls and Procedures	56

PART III
10.	Directors and Executive Officers of the Registrant–Note (1)
11.	Executive Compensation–Note (1)
12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters–Note (1)(2)
13.	Certain Relationships and Related Transactions–Note (1)
14.	Principal Accountant Fees and Services–Note (1)

PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30-54
Signatures		56

Exhibits–The index of exhibits has been filed as separate pages of the 2003 Form 10-K and is available to shareholders on request from the Registrant’s Investor Relations Department. Copies of the exhibits may be obtained at a cost of 30 cents per page.

Financial Statement Schedules–All financial statement schedules are omitted because the required information is not applicable or is included in the Consolidated Financial Statements or related notes.

Reports on Form 8-K–None.

Note (1): Incorporated by reference from the Registrant’s Proxy Statement for the April 21, 2004 Annual Meeting of Shareholders. None of the foregoing incorporation by reference shall include the information referred to in Item 306 or Item 402(a)(8) of Regulation S-K.

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

Charter One has a long history of completing mergers and acquisitions, which have had a significant effect on its business. See Note 3 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a discussion of the impact of recent business combinations and branch acquisitions.

Our reports, proxy statements and other information we file with the SEC, as well our news releases, Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics, Audit Committee Charter, Corporate Governance/Nominating Committee Charter and Compensation Committee Charter, are available free of charge through our Internet site at http://www.charterone.com. This information can be found on the Investor Relations page of our Internet site. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available on our Internet site at the address set forth above as soon as reasonably practicable after they have been filed with the SEC. In addition, we will provide, at no cost, paper (or electronic) copies of the foregoing documents upon request. Requests should be directed to our Investor Relations Department at telephone number (800) 262-6301.

Reference to our Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

this is charter one

Market Area and Competition

As of December 31, 2003, Charter One was ranked the 22nd largest bank holding company in the country and operated through numerous banking offices: 138 in Ohio, 107 in Michigan, 180 in New York, 105 in Illinois, 27 in Vermont, 13 in Massachusetts, 16 in Indiana, 3 in Connecticut and 3 in Pennsylvania. The branch locations operate under the Charter One Bank name in all areas.

Based on 2003 data from SNL Datasource, the counties served by Charter One Bank include approximately 40% of the population of Ohio, 54% of Michigan, 56% of New York (excluding New York City), 66% of Illinois, 80% of Vermont, 9% of Massachusetts, 14% of Indiana, 24% of Connecticut, and 2% of Pennsylvania.

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

As a national bank, Charter One Bank is subject to supervision, regulation and examination by its primary regulator, the Office of the Comptroller of the Currency, as well as the Federal Deposit Insurance Corporation.

See Management’s Discussion and Analysis–“Capital and Dividends” under Part II, Item 7 of this Form 10-K, and Note 14 to the Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K, for a discussion of the regulatory capital calculations and compliance with regulatory capital requirements as well as regulatory restrictions on cash dividends.

Executive Officers

Executive Officers of the Registrant. The executive officers of Charter One, each of whom is currently an executive officer of Charter One Bank, are identified below. The executive officers of Charter One are elected annually by its Board of Directors to serve until the next annual election of officers following the Annual Meeting of Shareholders.

	Age at		Officer
Name	December 31, 2003	Position	Since
Charles John Koch	57	Chairman of the Board, President and Chief Executive Officer	1987
Mark D. Grossi	50	Executive Vice President	1992

John David Koch	51	Executive Vice President	1987

Richard W. Neu	47	Executive Vice President and Chief Financial Officer	1995
Robert J. Vana	54	Senior Vice President, Chief Corporate Counsel and Corporate Secretary	1987

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

54 | 55

ITEM 2. PROPERTIES

The executive offices of Charter One and Charter One Bank are located at 1215 Superior Avenue, Cleveland, Ohio in a seven-story office building owned by Charter One. Charter One Bank also maintains an operations center in a single-story building and a service center in a two-story building owned by Charter One Bank and located in Cleveland, Ohio. Charter One Bank owns various other office buildings including a four-story and five-story office building in Rochester, New York; a two-story office building in Albany, New York; a single story building in Plattsburgh, New York; a nine-story office building in Toledo, Ohio; a four-story office building in downtown Canton, Ohio; a three-story office building in Akron, Ohio; a two-story office building in Cleveland, Ohio; two two-story office buildings in Detroit, Michigan; a single story office building in Grand Rapids, Michigan and six two-story office buildings, six three-story office buildings, two four-story office buildings and two single-story office buildings in metropolitan Chicago, Illinois. Most buildings include space for a branch office and various divisional administrative functions, with any remaining space leased to tenants.

As of December 31, 2003, in addition to Charter One Bank’s 592 banking locations, Charter One Bank and its subsidiaries operated 33 loan production offices in 11 states. At December 31, 2003, Charter One Bank owned 274 of these banking locations and leased the remainder. Charter One Bank operates 969 ATMs at various banking offices and is a member of Star Systems (“STAR”), which provides Charter One Bank’s customers access to ATMs nationwide. The lease terms for branch offices are not individually material. Lease terms range from monthly to 30 years.

ITEM 3. LEGAL PROCEEDINGS

Charter One and its subsidiaries are involved as plaintiff or defendant in various actions incident to their business, none of which is believed to be material to the financial condition of Charter One.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2003 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cleveland, State of Ohio, as of March 12, 2004.

CHARTER ONE FINANCIAL, INC.

By:	Charles John Koch Director, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated above.

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
Denise Marie Fugo, Director
Mark D. Grossi, Director, Executive Vice President
Karen R. Hitchcock, Director
John D. Koch, Director, Executive Vice President
Barbara J. Mahone, Director
Michael P. Morley, Director
Ronald F. Poe, Director
Victor A. Ptak, Director
Melvin J. Rachal, Director
Jerome L. Schostak, Director
Joseph C. Scully, Director
Mark Shaevsky, Director
Leonard S. Simon, Director
John P. Tierney, Director

this is charter one

Charter One Financial, Inc., Corporate Directory

this is charter one

Directors and
Executive Officers
as of December 31, 2003

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
Retired Vice President/
Investment Officer, Wachovia
Securities and formerly
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
Wednesday, April 21, 2004 at The
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

Transfer Agent
EquiServe
Shareholder Services Department
P.O. Box 43010
Providence, Rhode Island 02940
(800) 733-5001
www.equiserve.com

Directors Emeriti
Eugene B. Carroll, Sr.
Charles M. Heidel
George M. Jones
Henry R. Nolte, Jr.
Fred C. Reynolds
Charles A. Shirk
Eresteen R. Williams

Corporate
Information

Corporate Website
www.charterone.com

Investor Relations
(800) 262-6301
Ellen L. Batkie
Senior Vice President
(734) 453-7334

Corporate Marketing and
Communications
Cindy Schulze
Senior Vice President
(216) 298-7155

Independent Auditors
Deloitte & Touche LLP
127 Public Square
Suite 2500
Cleveland, Ohio 44114-1303
(216) 589-1300

Legal Counsel: Internal
Robert J. Vana
Chief Corporate Counsel
and Secretary

Legal Counsel: External
LaPorte & Ipavec, L.P.A.
1215 Superior Avenue
Cleveland, Ohio 44114

Legal Counsel: External
(Corporate, Securities,
Bank Regulatory Counsel)
Silver, Freedman & Taff L.L.P.
1700 Wisconsin Avenue, N.W.
Washington, DC 20007

Headquarters
1215 Superior Avenue
Cleveland, Ohio 44114
(216) 566-5300

this is charter one

[CHARTER ONE FINANCIAL, INC. LOGO]

www.charterone.com     Charter One Financial, Inc.     1215 Superior Avenue     Cleveland, Ohio 44114

338-AR03

selected financial data
financial review
consolidated statements of financial condition
consolidated statements of income
consolidated statements of shareholders’ equity
consolidated statements of cash flows
notes to consolidated financial statements
independent auditors’ report
form 10-k
form 10-k cross reference index
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 9A. CONTROLS AND PROCEDURES
SIGNATURES
INDEX TO EXHIBITS
EX-10.24 Deferred Compensation Plan
EX-10.25 Stock Unit Defer'd Compensation Plan Agmt
EX-10.26 Amend 2: Supplemental Retirement Agrmnts
EX-10.27 Amend 3: Supplemental Retirement Agrmnts
EX-11 Computation of Per Share Earnings
EX-21 Subsidiaries
EX-23 Consent of Deloitte & Touche LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32 Section 906 Certifications

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.6	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.7	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.8	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement

EXHIBIT
NUMBER	DESCRIPTION
for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.10	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.11	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.12	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.13	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.14	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.17	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.18	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed as Appendix A to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders held on April 22, 2003 (File No. 001-15495), is incorporated herein by reference.

10.19	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.24	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan and Charter One Financial, Inc. 2004 Senior Executive Cash Deferred Compensation Plan, effective February 1, 2004.

10.25	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan Agreements, effective February 1, 2004, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana.

10.26	Amendment 2, dated July 31, 2002 (but effective March 20, 2001), to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana.

10.27	Amendment 3, dated February 1, 2004, to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana.

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of the Registrant

EXHIBIT
NUMBER	DESCRIPTION

23	Consent of Deloitte & Touche LLP

31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)

32	Certifications Required by Section 1350 of Title 18 of the United States Code