Form 10-Q
period 2004-03-31
CHARTER ONE FINANCIAL INC
filed 2004-05-10
CIK 819692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the registrant’s sole class of common stock as of April 30, 2004 was 223,797,287.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	3/31/04	12/31/03
	(Dollars in thousands,
	except per share data)
ASSETS
Cash accounts	$535,273	$518,976
Interest-bearing deposits with banks	8,689	8,673
Federal funds sold and other	518	517

Total cash and cash equivalents	544,480	528,166
Investment securities:
Available for sale (amortized cost of $221,330 and $260,501)	231,967	273,260
Held to maturity (fair value of $3,921 and $3,741)	3,696	3,505
Mortgage-backed securities:
Available for sale (amortized cost of $7,383,733 and $10,159,102)	7,475,140	10,193,798
Held to maturity (fair value of $221,562 and $262,155)	212,124	251,449
Loans and leases, net	29,652,925	28,130,017
Loans held for sale	132,507	120,431
Bank owned life insurance	837,140	828,678
Federal Home Loan Bank and Federal Reserve Bank stock	706,358	705,244
Premises and equipment, net	417,908	404,086
Accrued interest receivable	132,215	140,857
Real estate and other collateral owned	30,127	36,643
Mortgage servicing rights, net	142,340	177,244
Goodwill	415,696	415,696
Other assets	344,306	418,992

Total assets	$41,278,929	$42,628,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$26,939,001	$27,203,319
Federal Home Loan Bank advances	8,661,607	9,847,293
Federal funds purchased and repurchase agreements	428,158	269,319
Other borrowings	596,571	697,753
Advance payments by borrowers for taxes and insurance	58,631	61,054
Accrued interest payable	53,631	35,944
Accrued expenses and other liabilities	1,284,298	1,237,515

Total liabilities	38,021,897	39,352,197

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 229,924,425 and 229,940,729 shares issued	2,299	2,299
Additional paid-in capital	2,292,137	2,280,335
Retained earnings	1,142,547	1,178,803
Less 6,272,992 and 6,767,285 shares of common stock held in treasury at cost	(202,056)	(209,653)
Accumulated other comprehensive income	22,105	24,085

Total shareholders’ equity	3,257,032	3,275,869

Total liabilities and shareholders’ equity	$41,278,929	$42,628,066

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands,
	except per share data)
Interest income:
Loans and leases	$367,344	$377,724
Mortgage-backed securities:
Available for sale	107,667	149,311
Held to maturity	3,371	8,269
Investment securities:
Available for sale	3,604	3,043
Held to maturity	48	54
Other interest-earning assets	7,793	7,385

Total interest income	489,827	545,786

Interest expense:
Deposits	95,886	133,743
Federal Home Loan Bank advances	76,247	99,799
Other borrowings	13,140	13,203

Total interest expense	185,273	246,745

Net interest income	304,554	299,041
Provision for loan and lease losses	18,616	61,471

Net interest income after provision for loan and lease losses	285,938	237,570

Other income:
Retail banking	99,613	84,100
Mortgage banking	(16,682)	(27)
Leasing operations	2,125	(6,856)
Net gains (losses)	(91,027)	76,653
Bank owned life insurance and other	11,168	7,956

Total other income	5,197	161,826

Administrative expenses:
Compensation and employee benefits	101,968	87,056
Net occupancy and equipment	34,349	31,186
Marketing expenses	28,809	13,647
Federal deposit insurance premiums	1,083	1,142
Other administrative expenses	51,826	50,261

Total administrative expenses	218,035	183,292

Income before income taxes	73,100	216,104
Income taxes	22,844	68,613

Net income	$50,256	$147,491

Basic earnings per share	$.22	$.66

Diluted earnings per share	$.22	$.64

Average common shares outstanding
Basic	223,533,656	224,997,398

Diluted	230,219,061	230,460,847

Cash dividends declared per share	$.26	$.22

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$50,256	$147,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	18,616	61,471
Net losses (gains)	91,027	(76,653)
Accretion of discounts and amortization of premiums, intangibles and depreciation, net	63,408	55,602
Origination of loans held for sale	(314,460)	(763,051)
Proceeds from sale of loans held for sale	310,158	721,738
Increase in accrued interest payable	17,687	33,645
Other	(118,416)	107,712

Net cash provided by operating activities	118,276	287,955

Cash flows from investing activities:
Net principal disbursed on loans and leases	(1,138,486)	(2,252,822)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	39,442	96,981
Mortgage-backed securities available for sale	429,226	974,423
Investment securities held to maturity	70	75
Investment securities available for sale	7,754	23,533
Proceeds from sale of:
Mortgage-backed securities available for sale	3,293,899	2,545,803
Investment securities available for sale	45,769	1,029
Federal Home Loan Bank and Federal Reserve Bank stock	5,745	14,629
Purchase of:
Mortgage-backed securities available for sale	(815,549)	(1,209,871)
Investment securities available for sale	(7,414)	(42,437)
Federal Home Loan Bank and Federal Reserve Bank stock	(162)	(5,051)
Loans	(470,472)	(3,765)
Other	(31,979)	(25,650)

Net cash provided by investing activities	1,357,843	116,877

Cash flows from financing activities:
Net increase in short-term borrowings	1,129,734	178,584
Proceeds from long-term borrowings	3,780	1,004,160
Repayments of long-term borrowings	(2,259,968)	(4,755)
Increase (decrease) in deposits	(263,815)	23,111
Decrease in advance payments by borrowers for taxes and insurance.	(2,423)	(143,816)
Payment of dividends on common stock	(58,303)	(49,508)
Proceeds from issuance of common stock	53,256	15,208
Purchase of treasury stock	(62,066)	(16,790)

Net cash provided by (used in) financing activities	(1,459,805)	1,006,194

Net increase in cash and cash equivalents	16,314	1,411,026
Cash and cash equivalents, beginning of the period	528,166	447,213

Cash and cash equivalents, end of period	$544,480	$1,858,239

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$167,083	$212,689
Cash paid for income taxes	—	—
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	72,749	3,419,116

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2003. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands,
	except per share data)
Net income:
As reported	$50,256	$147,491
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	7,896	7,570

Pro forma	$42,360	$139,921

Basic earnings per share:
As reported	$.22	$.66
Pro forma	.19	.62
Diluted earnings per share:
As reported	.22	.64
Pro forma	.18	.61

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three months ended March 31, 2004 and 2003:

Three Months Ended
	3/31/04	3/31/03
Dividend yield	3.00%	3.00%
Volatility	45.48-45.59%	47.24-47.26%
Risk-free interest rate	3.03-3.37%	3.35-3.36%
Life of grant	6 years	6 years

The estimated weighted-average date of grant fair value (based on the above option-pricing model and assumptions) for stock options granted in the three months ended March 31, 2004 and 2003 was $12.44 and $10.99, respectively.

4.	In January 2003, the FASB issued Interpretation No. (“FIN”) 46, which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in a company’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

5.	On May 4, 2004, Citizens Financial Group, Inc. (“Citizens”), a subsidiary of The Royal Bank of Scotland Group plc, announced it reached an agreement to acquire Charter One in a cash transaction. The cash purchase price is $44.50 per share or approximately $10.5 billion. The transaction is expected to close in the fourth quarter of 2004, subject to regulatory approval and approval by Charter One shareholders. As part of this transaction, Charter One’s national bank charter will remain.

Citizens is a $78 billion commercial bank holding company. It is headquartered in Providence, Rhode Island, and has more than 880 offices, approximately 1,650 ATMs and more than 15,500 employees in seven states. It operates as Citizens Bank in Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, Pennsylvania and Rhode Island. Citizens is one of the 20 largest commercial bank holding companies in the United States. Citizens is owned by The Royal Bank of Scotland Group plc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

HOLDING COMPANY BUSINESS

The following financial review presents an analysis of the asset and liability structure of Charter One Financial, Inc. and a discussion of the results of operations for each of the periods presented.

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts, Indiana, Connecticut and Pennsylvania. As of March 31, 2004, the Bank and its subsidiaries were doing business through 456 traditional banking centers, 160 in-store banking centers, 30 loan production offices and 988 ATMs.

Acquisition

On May 4, 2004, Citizens Financial Group, Inc. (“Citizens”), a subsidiary of The Royal Bank of Scotland Group plc, announced it reached an agreement to acquire Charter One in a cash transaction. The cash purchase price is $44.50 per share or approximately $10.5 billion. The transaction is expected to close in the fourth quarter of 2004, subject to regulatory approval and approval by Charter One shareholders. As part of this transaction, Charter One’s national bank charter will remain.

Citizens is a $78 billion commercial bank holding company. It is headquartered in Providence, Rhode Island, and has more than 880 offices, approximately 1,650 ATMs and more than 15,500 employees in seven states. It operates as Citizens Bank in Connecticut, Delaware, Massachusetts, New Hampshire, New Jersey, Pennsylvania and Rhode Island. Citizens is one of the 20 largest commercial bank holding companies in the United States. Citizens is owned by The Royal Bank of Scotland Group plc.

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

RESULTS OF OPERATIONS

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three months ended March 31, 2004 and 2003, respectively. On January 27, 2004, we prepaid $2.3 billion in fixed rate Federal Home Loan Bank (“FHLB”) advances and incurred a prepayment penalty of $164.5 million before tax ($113.1 million after tax). Because of the unusual nature of the debt prepayment penalty, we believe it is important for comparability purposes to present selected financial results and ratios excluding the debt prepayment penalty.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended
	3/31/04			3/31/03
		Prepayment
	Actual	Penalty	Adjusted
	(Dollars in thousands, except per share data)
Results and ratios:
Net income	$50,256	$113,068	$163,324	$147,491
Diluted earnings per share	.22	.49	.71	.64
Return on average assets	.47%	1.06%	1.53%	1.38%
Return on average equity	6.18	13.91	20.09	18.48
Return on average tangible equity(1)	7.21	16.14	23.35	21.29
Average equity to average assets	7.61	—	7.61	7.46
Net interest income to administrative expenses	1.40x	—	1.40x	1.63x
Administrative expenses to average assets	2.04%	—	2.04%	1.71%
Efficiency ratio(2)	70.39	24.41	45.98	39.77

(1)	Computed as the ratio of net income, excluding the amortization of other intangible assets, to average tangible equity.

(2)	Computed as the ratio of total administrative expenses to net interest income and total other income.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended
	3/31/04			3/31/03
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$29,220,076	$367,344	5.03%	$25,851,471	$377,724	5.86%
Mortgage-backed securities:
Available for sale	9,532,380	107,667	4.52	12,656,663	149,311	4.72
Held to maturity	229,507	3,371	5.88	480,882	8,269	6.88
Investment securities:
Available for sale	255,432	3,604	5.64	206,860	3,043	5.88
Held to maturity	3,602	48	5.32	4,060	54	5.29
Other interest-earning assets	823,199	7,793	3.75	762,760	7,385	3.87

Total interest-earning assets	40,064,196	489,827	4.89	39,962,696	545,786	5.48

Allowance for loan and lease losses	(387,712)			(327,090)
Noninterest-earning assets	3,053,124			3,150,359

Total assets	$42,729,608			$42,785,965

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,538,583	10,436	.76	$7,541,679	30,618	1.65
Money market and savings accounts	8,553,416	19,754	.93	7,929,274	30,327	1.55
Certificates of deposit	10,172,127	65,696	2.60	9,562,013	72,798	3.09

Total deposits	24,264,126	95,886	1.59	25,032,966	133,743	2.17

Federal Home Loan Bank advances	10,189,502	76,247	3.00	10,410,188	99,799	3.88
Other borrowings	1,102,005	13,140	4.76	866,495	13,203	6.10

Total borrowings	11,291,507	89,387	3.18	11,276,683	113,002	4.05

Total interest-bearing liabilities	35,555,633	185,273	2.09	36,309,649	246,745	2.75

Noninterest-bearing liabilities:
Demand deposit accounts	2,604,755			2,017,036
Other noninterest-bearing liabilities	1,317,979			1,266,385

Total noninterest-bearing liabilities	3,922,734			3,283,421

Total liabilities	39,478,367			39,593,070
Shareholders’ equity	3,251,241			3,192,895

Total liabilities and shareholders’ equity	$42,729,608			$42,785,965

Net interest income		$304,554			$299,041

Interest rate spread			2.80			2.73
Net yield on average interest- earning assets			3.04			2.99
Average interest-earning assets to average interest-bearing liabilities			112.68%			110.06%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $32.3 million and $27.5 million for the three months ended March 31, 2004 and 2003, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended March 31,
	2004 v. 2003
	Increase (decrease) due to
	Rate	Volume	Total
		(Dollars in thousands)
Interest income:
Loans and leases	$(57,437)	$47,057	$(10,380)
Mortgage-backed securities:
Available for sale	(6,125)	(35,519)	(41,644)
Held to maturity	(1,069)	(3,829)	(4,898)
Investment securities:
Available for sale	(128)	689	561
Held to maturity	—	(6)	(6)
Other interest-earning assets	(167)	575	408

Total	(64,926)	8,967	(55,959)

Interest expense:
Checking accounts	(13,494)	(6,688)	(20,182)
Money market and savings accounts	(13,025)	2,452	(10,573)
Certificates of deposit	(11,538)	4,436	(7,102)
Federal Home Loan Bank advances	(14,871)	(8,681)	(23,552)
Other borrowings	333	(396)	(63)

Total	(52,595)	(8,877)	(61,472)

Change in net interest income	$(12,331)	$17,844	$5,513

Net interest income was $304.6 million for the three months ended March 31, 2004, up $5.5 million, or 1.8%, from the first quarter of 2003. Net yield on average interest-earning assets during the first quarter of 2004 was 3.04%, up five basis points from the first quarter of 2003. The improvement was attributable to the increase in average noninterest-bearing deposits, as well as two months’ benefit from the prepayment of $2.3 billion in fixed rate FHLB advances on January 27, 2004. These FHLB advances carried a weighted average cost of 6.27% and were due to mature between June 2005 and January 2006.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended March 31, 2004 was $18.6 million, a decrease of $42.9 million from the three months ended March 31, 2003. Net charge-offs totaled $17.5 million for the three months ended March 31, 2004, compared to $33.6 million for the three months ended March 31, 2003. The ratio of net charge-offs as a percent of average loans and leases decreased 28 basis points to .24% (annualized) for the first quarter of 2004.

See “Financial Condition — Asset Quality” for further information regarding our allowance for loan and lease losses.

Other Income

Other income for the three months ended March 31, 2004 was $5.2 million, a decrease of $156.6 million, or 96.8%, from $161.8 million for the three months ended March 31, 2003. This decrease was primarily attributable to net losses and a decrease in mortgage banking income, partially offset by an increase in retail banking income and leasing operations income.

Net losses totaled $91.0 million for the first quarter of 2004, compared to net gains of $76.7 million for the first quarter of 2003. Net losses for the first quarter of 2004 included the $164.5 million debt prepayment penalty, offset by $73.5 million in net gains primarily from the sale of mortgage-backed securities. As discussed in “Performance

Overview” above, we prepaid $2.3 billion in fixed rate FHLB advances with a weighted average cost of 6.27%, and incurred a debt prepayment penalty of $164.5 million before tax in the first quarter of 2004. These FHLB advances were due to mature between June 2005 and January 2006. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities. Sales of mortgage-backed securities totaled $3.2 billion for the first quarter of 2004. Transactions resulting in net gains and losses, such as asset sales, are primarily undertaken in an effort to mitigate interest rate risk while still achieving targeted net interest yields by managing the size and mix of the Bank’s interest sensitive asset and liability portfolios.

Mortgage banking income was a loss of $16.7 million for the three months ended March 31, 2004, compared to a loss of $27,000 for the three months ended March 31, 2003. During the first quarter of 2004, we recorded a permanent impairment charge of $13.1 million and increased the valuation allowance on mortgage servicing rights by $16.7 million to an ending balance of $99.3 million. Total mortgage banking income, excluding the $13.1 million impairment charge and $16.7 million increase to the valuation allowance, was $13.0 million in the first quarter of 2004. In the year ago quarter, mortgage banking income totaled $20.6 million, excluding a $20.7 million increase in the valuation allowance. This reduction in mortgage banking income was due primarily to lower mortgage production during the first quarter of 2004. The portfolio of loans serviced for others decreased to $16.1 billion, down 4.5% since December 31, 2003. The related mortgage servicing asset was reduced to $142.3 million at March 31, 2004. With an average servicing spread of 35.6 basis points, that translates into a servicing asset valuation of 2.5 times the servicing spread.

Retail banking income was $99.6 million for the three months ended March 31, 2004, an increase of $15.5 million, or 18.4%, over the three months ended March 31, 2003. The biggest driver of the increase was deposit-related revenue, which totaled $87.0 million for the three months ended March 31, 2004, up 20.6% over the year-ago quarter. Deposit-related revenue reflected the benefits of our strategy to emphasize noninterest-bearing checking account growth. Excluding custodial accounts, noninterest-bearing checking accounts totaled $3.0 billion at March 31, 2004, up $852.9 million, or 39.2%, since December 31, 2003. The other components of retail banking revenue included fees from retail brokerage activities ($8.4 million, up 1.0% from the year-ago quarter) and other revenue related to retail operations ($4.2 million, up 16.0% from the year-ago quarter).

Leasing operations reflected income of $2.1 million in the first quarter of 2004, compared to a loss of $6.9 million in the first quarter of 2003. The loss in the year-ago quarter was attributable to $8.7 million in residual value adjustments.

Administrative Expenses

Administrative expenses were $218.0 million for the three months ended March 31, 2004, an increase of $34.7 million, or 19.0%, from the first quarter of 2003. The increase in administrative expenses was primarily attributable to increased marketing costs, compensation expense and net occupancy and equipment expenses. Marketing expenses increased by $15.2 million from the year-ago quarter as we provided ongoing support for our retail bank expansion strategy and other franchise enhancing initiatives. Compensation expense, which increased $14.9 million, and net occupancy and equipment expense increased primarily due to expenses relating to operating more banking centers than a year ago. During 2003, we initiated an aggressive de novo branch expansion plan. These efforts led to the net addition of 139 new banking centers since March 31, 2003, including 24 net new banking centers opened in the first quarter of 2004. Our plan is to continue the expansion in 2004 for a total of 125 additional banking centers. Due to the penalty associated with the debt prepayment discussed in “Performance Overview” above, the efficiency ratio was an artificially high 70.39% for the first quarter of 2004. Excluding the $164.5 million debt prepayment penalty, the efficiency ratio was 45.98% for the three months ended March 31, 2004, compared to 39.77% for the three months ended March 31, 2003.

Federal Income Tax

Federal income tax expense for the three months ended March 31, 2004 was $22.8 million, compared to $68.6 million for the same period in 2003. The primary reason for this decrease in the provision for federal income taxes was a decrease in pre-tax income. This decrease in pre-tax income was primarily attributable to our prepayment penalty of $164.5 million on the early termination of the FHLB advances as previously noted. The effective tax rate was 31.3% for the 2004 period and 31.7% for the 2003 period.

FINANCIAL CONDITION

Overview

At March 31, 2004, total assets were $41.3 billion, compared to total assets of $42.6 billion at December 31, 2003.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	3/31/04	12/31/03
	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$6,825,379	$6,001,695
Adjustable rate	2,867,295	2,830,677

Construction	483,275	485,354

	10,175,949	9,317,726

Commercial real estate:
Multifamily	800,524	776,528
Commercial	1,242,304	1,193,377

Construction	541,600	521,680

	2,584,428	2,491,585

Consumer:
Retail	6,018,261	5,491,923
Automobile	6,272,710	6,364,703

Consumer finance	1,130,226	1,092,533

	13,421,197	12,949,159

Business:
Leasing	2,208,350	2,195,418
Corporate banking	1,780,350	1,680,293

	3,988,700	3,875,711

Loans and leases before allowance for loan and lease losses	30,170,274	28,634,181
Allowance for loan and lease losses	(384,842)	(383,733)

Loans and leases, net(1)	$29,785,432	$28,250,448

Portfolio of loans serviced for others	$16,124,233	$16,877,169

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$1,161,546	$3,095,718
Multifamily	75,992	51,440
Commercial	128,270	90,213

Total permanent loans	1,365,808	3,237,371

Construction:
One-to-four family	88,851	35,556
Multifamily	30,741	19,283
Commercial	117,233	10,830

Total construction loans	236,825	65,669

Total real estate loans originated	1,602,633	3,303,040

Retail consumer	1,054,029	1,079,290
Automobile	664,636	981,114
Consumer finance	105,633	101,927
Leases	155,279	101,571
Corporate banking	515,264	448,326

Total loans and leases originated	4,097,474	6,015,268

Acquired through purchases	470,472	3,765

Sales and principal reductions:
Loans sold	314,460	763,051
Loans exchanged for mortgage backed securities	72,749	3,419,116
Principal reductions	2,606,192	3,025,830

Total sales and principal reductions	2,993,401	7,207,997

Increase (decrease) before net items	$1,574,545	$(1,188,964)

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at March 31, 2004 and December 31, 2003. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	3/31/04	12/31/03
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$92,862	$101,406
Securities of U.S. states and political subdivisions	39,719	40,180
Corporate capital trust	85,061	115,908
Other securities	14,325	15,766

Total investment securities available for sale	231,967	273,260

Held to Maturity
U.S. Treasury and agency securities	262	—
Securities of U.S. states and political subdivisions	3,409	3,480
Corporate capital trust and other securities	25	25

Total investment securities held to maturity	3,696	3,505

Total	$235,663	$276,765

Weighted average rate	5.02%	5.48%

Mortgage-Backed Securities (Figure 7)

	3/31/04	12/31/03
	(Dollars in thousands)
Available for Sale
Participation certificates:
U.S. government and agency issues	$7,036,737	$9,670,524
Collateralized mortgage obligations:
U.S. government and agency issues	429,867	511,601
Private issues	8,536	11,673

Total mortgage-backed securities available for sale	7,475,140	10,193,798

Held to Maturity
Participation certificates:
U.S. government and agency issues	157,265	186,740
Private issues	17,353	20,454
Collateralized mortgage obligations:
U.S. government and agency issues	23,116	25,994
Private issues	14,390	18,261

Total mortgage-backed securities held to maturity	212,124	251,449

Total	$7,687,264	$10,445,247

Weighted average rate	4.44%	4.57%

Asset Quality

The allowance for loan and lease losses totaled $384.8 million at March 31, 2004, which was 1.28% of total loans and leases at March 31, 2004, and represented 5.5 years coverage of annualized first quarter 2004 net charge-offs.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$383,733	$328,017
Provision for loan and lease losses	18,616	61,471
Loans and leases charged off:
One-to-four family	(827)	(670)
Commercial real estate	(872)	(500)
Retail consumer	(2,534)	(3,478)
Automobile	(13,679)	(16,450)
Consumer finance	(3,479)	(4,537)
Leases	—	(6,061)
Corporate banking	(2,516)	(7,245)

Total charge-offs	(23,907)	(38,941)

Recoveries:
One-to-four family	11	17
Commercial real estate	64	148
Retail consumer	634	433
Automobile	4,421	4,115
Consumer finance	228	105
Leases	433	393
Corporate banking	609	168

Total recoveries	6,400	5,379

Net loan and lease charge-offs	(17,507)	(33,562)

Balance, end of period	$384,842	$355,926

Net charge-offs to average loans and leases (annualized)	.24%	.52%

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates the potential credit risk inherent in the loan and lease portfolio. All outstanding loans and leases are considered in this evaluation process. The evaluation process includes such factors as historical loss experience, credit scores, delinquencies, loss migration analysis, concentration of credit and the current economic environment. If this evaluation process indicates a need for either a higher or lower allowance for loan and lease losses, that increase or reduction is made via the provision for loan and lease losses. This evaluation process is performed no less than quarterly and it is applied on a consistent basis. Based upon this analysis, management believes that the allowance for loan and lease losses at March 31, 2004 was adequate to absorb losses inherent in the loan and lease portfolio.

Figure 9 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days.

Nonperforming and Underperforming Assets (Figure 9)

	3/31/04	12/31/03
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family	$24,143	$23,301
Multifamily and commercial	34,296	33,692
Construction and land	25,114	25,161

Total real estate mortgage loans	83,553	82,154
Retail consumer	10,163	9,818
Automobile	—	—
Consumer finance	43,733	42,843
Leases	6,201	6,360
Corporate banking	25,073	28,408

Total nonaccrual loans and leases	168,723	169,583
Restructured loans	—	474

Total nonperforming loans and leases	168,723	170,057
Real estate and other collateral owned	29,793	35,654

Total nonperforming assets	$198,516	$205,711

Ratio of:
Nonperforming loans and leases to total loans and leases	.57%	.60%
Nonperforming assets to total assets	.48	.48
Nonperforming assets to total loans, leases and real estate and other collateral owned	.67	.73
Allowance for loan and lease losses to:
Nonperforming loans and leases	228.09	225.65
Total loans and leases before allowance	1.28	1.34

Accruing loans and leases delinquent more than 90 days:
Real estate mortgage loans:
One-to-four family	$21,576	$21,549
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	21,576	21,549

Retail consumer	2,144	2,722
Automobile	2,035	2,771
Consumer finance	15,340	17,839
Leases	—	52
Corporate banking	412	522

Total accruing loans and leases delinquent more than 90 days	$41,507	$45,455

Total underperforming assets	$240,023	$251,166

Ratio of:
Underperforming assets to total assets	.58%	.59%
Underperforming assets to total loans, leases and real estate and other collateral owned	.81	.89

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future, are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans and leases results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $38.4 million and $32.7 million at March 31, 2004 and

December 31, 2003, respectively. The vast majority of our potential problem loans and leases, as well as our underperforming assets, are collateralized.

SOURCES OF FUNDS

Deposits

Composition of Deposits (Figure 10)

	3/31/04		12/31/03
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Checking accounts:
Interest-bearing	$4,944,405	.82%	$5,666,346	.85%
Noninterest-bearing	3,454,577	—	2,532,616	—

Total checking accounts	8,398,982	.48	8,198,962	.59
Money market and savings accounts	8,406,630	.92	8,686,356	.97

Total transactions accounts	16,805,612	.70	16,885,318	.78
Certificates of deposit	10,133,389	2.95	10,318,001	2.97

Total deposits, net	$26,939,001	1.55	$27,203,319	1.61

Including the effect of interest rate swaps		1.41%		1.49%

Investment securities and mortgage-backed securities with a par value of $611.6 million at March 31, 2004 and $637.9 million at December 31, 2003, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At March 31, 2004, borrowings consisted primarily of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $12.7 billion in certain real estate loans and $2.1 billion in mortgage-backed securities.

FHLB Advances (Figure 11)

	3/31/04		12/31/03
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Short-term	$2,985,800	1.30%	$1,719,800	1.43%
Long-term:
Fixed rate advances	3,255,760	5.41	5,706,614	5.70
Variable rate advances	2,409,605	1.15	2,409,604	1.19

Total advances	8,651,165	2.80	9,836,018	3.85
Plus unamortized premium on advances	10,442	—	11,275	—

Total advances, net	$8,661,607	2.77	$9,847,293	3.81

Including the effect of interest rate swaps		2.91%		3.89%

On January 27, 2004, we prepaid $2.3 billion in fixed rate FHLB advances with a weighted average cost of 6.27%, and incurred a prepayment penalty of $164.5 million before tax. These FHLB advances were due to mature between June 2005 and January 2006.

Interest Rate Swaps

We use interest rate swaps as one of the tools to manage our interest rate risk profile (defined as the sensitivity of our earnings and economic value to changes in interest rates). We utilize fixed receipt callable interest rate swaps to convert certain longer-term callable certificates of deposit into short-term and medium-term variable instruments. Under certain of these agreements totaling $260.0 million in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $2.2 billion in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

We utilize fixed payment interest rate swaps to convert certain floating rate FHLB advances into fixed rate instruments. Under these agreements totaling $409.6 million in notional principal amount, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

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

Additionally, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the subordinated notes discussed above. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the three months ended March 31, 2004, the net unrealized loss attributed to these interest rate swaps decreased $1.5 million to an ending balance of $12.6 million. The corresponding interest rate swap liabilities were recognized in our Consolidated Statement of Financial Condition at March 31, 2004 under the caption “Accrued expenses and other liabilities.”

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

		3/31/04					12/31/03

	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate
				(Dollars in thousands)
Fixed Payment and Fixed Receipt(1)
2007	$1,005,000	4.31%		2.75%		$1,005,000	4.31%		2.75%
2008	940,000	3.65		1.99		940,000	3.65		1.99
2009	260,000	3.58		1.96		—	—		—

Total	$2,205,000	3.94%		2.33%		$1,945,000	3.99%		2.38%

Fixed Payment and Variable Receipt
2004	$375,000	1.12%		3.66%		$375,000	1.18%		3.66%
2006	609,605	1.10		3.57		609,605	1.16		3.57

Total	$984,605	1.11	%(2)	3.60%		$984,605	1.17	%(2)	3.60%

Variable Payment and Fixed Receipt
2005	$140,000	2.30%		1.13%		$230,000	2.29%		1.17%
2006	120,000	2.20		1.12		—	—		—
2012	400,000	5.76		1.12		400,000	5.76		1.18

Total	$660,000	4.38%		1.12	%(2)	$630,000	4.49%		1.18	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based upon LIBOR.

Additionally, as of March 31, 2004, we have entered into forward fixed payment and variable receipt interest rate swaps totaling $3.5 billion in notional principal amount that are not reflected in the table above. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. Settlements under these forward interest rate swaps begin between April 2004 and January 2005. The forward interest rate swaps mature between April 2006 and January 2007. The weighted average fixed payment rate on these forward interest rate swaps is 3.03%. The forward interest rate swaps will convert certain floating rate FHLB advances into fixed rate instruments. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133.

Information on these forward interest rate swaps, by effective date, is as follows:

Forward Interest Rate Swaps (Figure 13)

		Paying
	Notional	Interest
	Amount	Rate
	(Dollars in thousands)
Fixed Payment and Variable Receipt Forward Interest Rate Swaps Effective Date:
Second quarter 2004	$1,500,000	2.84%
Third quarter 2004	1,000,000	2.79
First quarter 2005	1,000,000	3.57

Total	$3,500,000	3.03%

In January 2004, we terminated $1.0 billion of our forward interest rate swaps. A deferred after-tax loss of $8.4 million was included in other comprehensive income and will be amortized over the next 24 months as the related interest expense on FHLB advances is recognized.

The fair value of our interest rate swap contracts is estimated as the difference in the present value of future cash flows between our existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	3/31/04	12/31/03
	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$68,429	$44,750
Cash flow hedges	(56,778)	(10,495)
Unhedged interest rate swaps	(12,629)	(14,151)

Total fair value	$(978)	$20,104

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three Months Ended
	3/31/04	3/31/03
	(Dollars in thousands)
Interest expense (income):
Deposits	$(8,948)	$(9,782)
FHLB advances	3,034	2,244
Subordinated notes	(4,599)	(4,391)
Unhedged interest rate swaps	4,098	3,798

Total net benefit	$(6,415)	$(8,131)

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

Contractual Obligations

A comprehensive table of significant fixed and determinable contractual obligations to third parties by payment date was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes to that disclosure, except for our prepayment of $2.3 billion in fixed rate FHLB advances on January 27, 2004. See “Borrowings” above for further discussion.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of March 31, 2004, there were outstanding commitments to originate $2.4 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were outstanding unfunded consumer lines of credit of $5.4 billion and corporate banking lines of credit of $396.5 million as of March 31, 2004. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $138.1 million as of March 31, 2004.

Capital and Dividends

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

Regulatory Capital (Figure 16)

	3/31/04
						To Be "Well Capitalized"
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,574,657	11.49%	$2,488,922	>	8.00%	$3,111,152	>	10.00%

Tier 1 capital to risk-weighted assets	2,789,894	8.97	1,244,461	>	4.00	1,866,691	>	6.00

Tier 1 capital to average assets	2,789,894	6.60	1,690,645	>	4.00	2,113,306	>	N/A

Charter One Bank:
Total capital to risk-weighted assets	3,460,350	11.13	2,488,136	>	8.00	3,110,170	>	10.00

Tier 1 capital to risk-weighted assets	2,483,439	7.98	1,244,068	>	4.00	1,866,102	>	6.00

Tier 1 capital to average assets	2,483,439	5.88	1,689,565	>	4.00	2,111,957	>	5.00

	12/31/03
						To Be "Well Capitalized"
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
Charter One:			(Dollars in thousands)
Total capital to risk-weighted assets	$3,573,655	11.68%	$2,448,394	>	8.00%	$3,060,493	>	10.00%

Tier 1 capital to risk-weighted assets	2,790,462	9.12	1,224,197	>	4.00	1,836,296	>	6.00

Tier 1 capital to average assets	2,790,462	6.50	1,716,047	>	4.00	N/A		N/A

Charter One Bank:
Total capital to risk-weighted assets.	3,525,567	11.52	2,447,262	>	8.00	3,059,077	>	10.00

Tier 1 capital to risk-weighted assets	2,409,716	7.88	1,223,631	>	4.00	1,835,446	>	6.00

Tier 1 capital to average assets	2,409,716	5.65	1,706,068	>	4.00	2,132,585	>	5.00

Management believes that, as of March 31, 2004, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 17)

	Three Months Ended
	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
Market price of common stock (NYSE: CF)
High	$37.96	$34.87	$33.20	$32.59	$30.74
Low	32.91	30.31	30.10	27.24	27.05
Close	35.36	34.55	30.60	31.18	27.66
Dividends declared and paid	.26	.26	.26	.24	.22

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Management considers our interest-sensitivity profile when deciding on sources of funds. At March 31, 2004, our one-year gap was -2.02% of total interest-earning assets.

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The assumptions used in our model have been updated as of March 31, 2004. The table below indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points) (1)	12 Months
+200 over one year	(7.25)%
+100 over one year	(3.60)
- 100 over one year	2.40

(1)	In general, short and long-term rates are assumed to increase or decrease, in parallel fashion, across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first quarter of 2004 is as follows.

Quarterly Stock Repurchase Activity (Figure 18)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
January 1, 2004 — January 31, 2004	—	—	—	6,424,163 (1)
February 1, 2004 — February 29, 2004	1,715,900	$35.72	1,715,900	4,708,263
March 1, 2004 — March 31, 2004	21,200	$36.41	21,200	4,687,063

Total	1,737,100	$35.73	1,737,100

(1)	Amount represents the number of shares available to be repurchased under the plan as of December 31, 2003.

ITEM 5. Other Information

Cash Dividend — On April 21, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $.29 per share, up 11.5% from $.26 per share for the last quarter. The cash dividend is payable May 20, 2004 to shareholders of record on May 6, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits: See Index to Exhibits.

(b)	Reports on Form 8-K:

On January 20, 2004, the Company filed a report on Form 8-K containing a news release regarding its intention to prepay certain FHLB advances, as well its outlook on 2004 earnings per share.

On January 21, 2004, the Company filed a report on Form 8-K containing a news release clarifying its 2004 earnings guidance.

On January 28, 2004, the Company filed a report on Form 8-K containing its presentation materials for the Citigroup Smith Barney Financial Services Conference held in New York, New York on January 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.

Date: May 10, 2004	/s/ Charles John Koch

Charles John Koch
Chairman of the Board, President and Chief
Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Date: May 10, 2004	/s/ Richard W. Neu

Richard W. Neu
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.6	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.7	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.8	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

10.9	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.10	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.11	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.12	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.13	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.14	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.17	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.18	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed as Appendix A to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders held on April 22, 2003 (File No. 001-15495), is incorporated herein by reference.

10.19	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.24	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan and Charter One Financial, Inc. 2004 Senior Executive Cash Deferred Compensation Plan, effective February 1, 2004, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.25	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan Agreements, effective February 1, 2004, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.26	Amendment 2, dated July 31, 2002 (but effective March 20, 2001), to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.27	Amendment 3, dated February 1, 2004, to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)

32	Certifications Required by Section 1350 of Title 18 of the United States Code