Form 10-Q
period 2004-06-30
CHARTER ONE FINANCIAL INC
filed 2004-08-10
CIK 819692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  [X] No [  ]

The number of shares outstanding of the registrant’s sole class of common stock as of July 31, 2004 was 225,814,336.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	6/30//04	12/31/03
	(Dollars in thousands,
	except per share data)
ASSETS
Cash accounts	$580,706	$518,976
Interest-bearing deposits with banks	10,507	8,673
Federal funds sold and other	520	517

Total cash and cash equivalents	591,733	528,166
Investment securities:
Available for sale (amortized cost of $190,924 and $260,501)	190,634	273,260
Held to maturity (fair value of $3,598 and $3,741)	3,432	3,505
Mortgage-backed securities:
Available for sale (amortized cost of $5,903,361 and $10,159,102)	5,796,777	10,193,798
Held to maturity (fair value of $192,437 and $262,155)	185,627	251,449
Loans and leases, net	32,321,116	28,130,017
Loans held for sale	284,400	120,431
Bank owned life insurance	842,075	828,678
Federal Home Loan Bank and Federal Reserve Bank stock	712,925	705,244
Premises and equipment, net	433,478	404,086
Accrued interest receivable	133,279	140,857
Real estate and other collateral owned	27,274	36,643
Mortgage servicing rights, net	188,177	177,244
Goodwill	415,696	415,696
Other assets	378,050	418,992

Total assets	$42,504,673	$42,628,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$27,228,560	$27,203,319
Federal Home Loan Bank advances	9,970,594	9,847,293
Federal funds purchased and repurchase agreements	100,756	269,319
Other borrowings	596,260	697,753
Advance payments by borrowers for taxes and insurance	77,545	61,054
Accrued interest payable	20,218	35,944
Accrued expenses and other liabilities	1,202,749	1,237,515

Total liabilities	39,196,682	39,352,197

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock — $.01 par value per share; 20,000,000 shares authorized and unissued	—	—
Common stock — $.01 par value per share; 360,000,000 shares authorized; 229,924,425 and 229,940,729 shares issued	2,299	2,299
Additional paid-in capital	2,299,786	2,280,335
Retained earnings	1,231,486	1,178,803
Less 5,321,530 and 6,767,285 shares of common stock held in treasury at cost	(171,409)	(209,653)
Accumulated other comprehensive income	(54,171)	24,085

Total shareholders’ equity	3,307,991	3,275,869

Total liabilities and shareholders’ equity	$42,504,673	$42,628,066

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
		(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$387,217	$367,602	$754,561	$745,326
Mortgage-backed securities:
Available for sale	80,146	154,490	187,813	303,801
Held to maturity	2,823	6,858	6,194	15,127
Investment securities:
Available for sale	2,992	3,297	6,596	6,340
Held to maturity	47	56	95	110
Other interest-earning assets	7,586	7,856	15,379	15,241

Total interest income	480,811	540,159	970,638	1,085,945

Interest expense:
Deposits	90,659	126,734	186,545	260,477
Federal Home Loan Bank advances	71,036	104,025	147,283	203,824
Other borrowings	10,917	13,969	24,057	27,172

Total interest expense	172,612	244,728	357,885	491,473

Net interest income	308,199	295,431	612,753	594,472
Provision for loan and lease losses	7,160	35,360	25,776	96,831

Net interest income after provision for loan and lease losses	301,039	260,071	586,977	497,641

Other income:
Retail banking	115,197	97,087	214,810	181,187
Mortgage banking	59,343	(23,895)	42,661	(23,922)
Leasing operations	(597)	(12,230)	1,528	(19,086)
Net gains (losses)	(14,240)	108,549	(105,267)	185,202
Bank owned life insurance and other	7,120	8,450	18,288	16,406

Total other income	166,823	177,961	172,020	339,787

Administrative expenses:
Compensation and employee benefits	102,109	90,790	204,077	177,846
Net occupancy and equipment	34,329	30,466	68,678	61,652
Marketing expenses	31,051	20,205	59,860	33,852
Federal deposit insurance premiums	1,052	1,125	2,135	2,267
Other administrative expenses	57,360	52,168	109,186	102,429

Total administrative expenses	225,901	194,754	443,936	378,046

Income before income taxes	241,961	243,278	315,061	459,382
Income taxes	75,615	77,241	98,459	145,854

Net income	$166,346	$166,037	$216,602	$313,528

Basic earnings per share	$.74	$.74	$.96	$1.40

Diluted earnings per share	$.72	$.72	$.94	$1.36

Average common shares outstanding:
Basic	224,089,781	225,501,687	223,811,719	225,249,543

Diluted	231,827,268	231,095,694	231,023,165	230,778,271

Cash dividends declared per share	$.29	$.24	$.55	$.46

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	6/30/04	6/30/03
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$216,602	$313,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	25,776	96,831
Net (gains) losses	105,267	(185,202)
Accretion of discounts, amortization of premiums, and amortization of depreciation, net	50,720	137,532
Origination of loans held for sale	(920,390)	(1,648,230)
Proceeds from sale of loans held for sale	908,195	1,646,068
Increase (decrease) in accrued interest payable	(15,726)	8,046
Other	(112,687)	179,197

Net cash provided by operating activities	257,757	547,770

Cash flows from investing activities:
Net principal disbursed on loans and leases	(2,929,891)	(4,770,293)
Proceeds from principal repayments and maturities of:
Mortgage-backed securities held to maturity	66,079	180,454
Mortgage-backed securities available for sale	1,103,003	2,544,391
Investment securities held to maturity	332	541
Investment securities available for sale	10,206	28,825
Proceeds from sale of:
Mortgage-backed securities available for sale	5,128,951	5,821,613
Investment securities available for sale	96,237	2,379
Federal Home Loan Bank and Federal Reserve Bank stock	6,202	15,107
Purchase of:
Mortgage-backed securities available for sale	(1,824,544)	(5,108,641)
Investment securities available for sale	(18,328)	(57,171)
Federal Home Loan Bank and Federal Reserve Bank stock	(516)	(7,430)
Loans	(1,559,178)	(44,874)
Net cash received in connection with business combinations	—	77,944
Other	(66,397)	(111,290)

Net cash provided by (used in) investing activities	12,156	(1,428,445)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	1,707,437	(762,513)
Proceeds from long-term borrowings	509,092	2,007,512
Repayments of long-term borrowings	(2,359,313)	(9,860)
Increase (decrease) in deposits	26,170	(85,758)
Increase in advance payments by borrowers for taxes and insurance	16,491	34,998
Payment of dividends on common stock	(123,206)	(103,514)
Proceeds from issuance of common stock	79,049	31,761
Purchase of treasury stock	(62,066)	(82,632)

Net cash provided by (used in) financing activities	(206,346)	1,029,994

Net increase in cash and cash equivalents	63,567	149,319
Cash and cash equivalents, beginning of the period	528,166	447,213

Cash and cash equivalents, end of period	$591,733	$596,532

Supplemental disclosure of cash flow information:
Cash paid for interest on deposits and borrowings	$372,682	$482,629
Cash paid for income taxes	—	12,000
Supplemental schedule of noncash activities:
Loans exchanged for mortgage-backed securities	124,678	5,765,725

See Notes to Consolidated Financial Statements.

CHARTER ONE FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Charter One Financial, Inc. (the “Company” or “Charter One”) Annual Report on Form 10-K for the year ended December 31, 2003. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

2.	Charter One has one operating segment, consumer banking, which offers an array of products and services to its customers. Pursuant to its consumer banking strategy, emphasis is placed on building relationships and identifying cross-sell opportunities with its customers, as opposed to building specific lines of business. As a result, Charter One works as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change.

3.	On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has elected to continue application of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no stock-based employee compensation cost is, or is expected to be, reflected in net income, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had stock-based employee compensation costs of the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(Dollars in thousands, except per share data)
Net income:
As reported	$166,346	$166,037	$216,602	$313,528
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	7,845	7,448	15,741	15,018

Pro forma	$158,501	$158,589	$200,861	$298,510

Basic earnings per share:
As reported	$.74	$.74	$.96	$1.40
Pro forma	.71	.70	.90	1.33
Diluted earnings per share:
As reported	.72	.72	.94	1.36
Pro forma	.68	.69	.86	1.29

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three and six months ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Dividend yield	3.00%	3.00%	3.00%	3.00%
Volatility	45.52%	47.17-47.19%	45.48-45.59%	47.17-47.26%
Risk-free interest rate	3.81-3.88%	2.68-3.33%	3.03-3.88%	2.68-3.36%
Life of grant	6 years	6 years	6 years	6 years

The estimated weighted-average date of grant fair value (based on the above option-pricing model and assumptions) was $12.47 and $10.76 for stock options granted in the three months ended June 30, 2004 and 2003, respectively, and $12.44 and $10.98 for stock options granted in the six months ended June 30, 2004 and 2003, respectively.

4.	In January 2003, the FASB issued Interpretation No. (“FIN”) 46, which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in a company’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations.

5.	On May 4, 2004, Citizens Financial Group, Inc. (“Citizens”), a subsidiary of The Royal Bank of Scotland Group plc, announced it reached an agreement to acquire Charter One in a cash transaction. The cash purchase price is $44.50 per share or approximately $10.5 billion. The transaction is expected to close by the fourth quarter of 2004, subject to regulatory approval and approval by Charter One shareholders. A special shareholder meeting to vote on the transaction is scheduled for August 23, 2004. As part of this transaction, Charter One’s national bank charter will remain.

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

General

Headquartered in Cleveland, Ohio, Charter One Financial, Inc., hereafter referred to as “Charter One” or the “Company,” is a financial holding company. Charter One is a Delaware corporation and owns all of the outstanding capital stock of Charter One Bank, N.A., which we sometimes refer to in this document as the “Bank.” The Bank’s primary business is providing consumer banking services to certain major markets in Ohio, Michigan, Illinois, New York, Vermont and in some markets of Massachusetts, Indiana, Connecticut and Pennsylvania. As of June 30, 2004, the Bank and its subsidiaries were doing business through 478 traditional banking centers, 174 in-store banking centers, 29 loan production offices and 1,017 ATMs.

Acquisition

On May 4, 2004, Citizens Financial Group, Inc. (“Citizens”), a subsidiary of The Royal Bank of Scotland Group plc, announced it reached an agreement to acquire Charter One in a cash transaction. The cash purchase price is $44.50 per share or approximately $10.5 billion. The transaction is expected to close by the fourth quarter of 2004, subject to regulatory approval and approval by Charter One shareholders. A special shareholder meeting to vote on the transaction is scheduled for August 23, 2004. As part of this transaction, Charter One’s national bank charter will remain.

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

RESULTS OF OPERATIONS

Performance Overview

Figure 1 sets forth financial results and annualized performance ratios for the three and six months ended June 30, 2004 and 2003, respectively. On January 27, 2004, we prepaid $2.3 billion in fixed rate Federal Home Loan Bank (“FHLB”) advances and incurred a prepayment penalty of $164.5 million before tax ($113.1 million after tax). Because of the unusual nature of the debt prepayment penalty, we believe it is important for comparability purposes to present selected financial results and ratios for the six months ended June 30, 2004 excluding the debt prepayment penalty.

Selected Financial Results and Ratios (Figure 1)

	Three Months Ended				Six Months Ended
	6/30/04		6/30/03		6/30/04					6/30/03
							Prepayment
					Actual		Penalty	Adjusted
	(Dollars in thousands, except per share data)
Results and ratios:
Net income	$166,346		$166,037		$216,602		$113,068	$329,670		$313,528
Diluted earnings per share	.72		.72		.94		.49	1.43		1.36
Return on average assets	1.56%		1.50%		1.02%		1.06%	1.54%		1.44%
Return on average equity	20.50		19.86		13.34		13.91	20.30		19.17
Return on average tangible equity(1)	23.82		22.74		15.51		16.14	23.59		22.02
Average equity to average assets	7.62		7.55		7.61		—	7.61		7.51
Net interest income to administrative expenses	1.36	x	1.52	x	1.38	x	—	1.38	x	1.57	x
Administrative expenses to average assets	2.12%		1.76%		2.08%		—	2.08%		1.74%
Efficiency ratio(2)	47.56		41.14		56.57		24.41	46.77		40.46

(1)	Computed as the ratio of net income, excluding the amortization of other intangible assets, to average tangible equity.

(2)	Computed as the ratio of total administrative expenses to net interest income and total other income.

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

Average Balances, Interest Rates and Yields/Costs (Figure 2)

	Three Months Ended
	6/30/04			6/30/03
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$31,454,312	$387,217	4.93%	$26,101,819	$367,602	5.64%
Mortgage-backed securities:
Available for sale	7,422,621	80,146	4.32	14,010,057	154,490	4.41
Held to maturity	196,265	2,823	5.75	395,598	6,858	6.94
Investment securities:
Available for sale	224,495	2,992	5.33	256,677	3,297	5.14
Held to maturity	3,595	47	5.28	3,957	56	5.74
Other interest-earning assets	751,409	7,586	3.99	839,597	7,856	3.70

Total interest-earning assets	40,052,697	480,811	4.80	41,607,705	540,159	5.19

Allowance for loan and lease losses	(390,693)			(360,448)
Noninterest-earning assets	2,963,313			3,044,576

Total assets	$42,625,317			$44,291,833

Interest-bearing liabilities:
Deposits:
Checking accounts	$4,874,822	9,730	.80	$6,951,974	23,412	1.35
Money market and savings accounts	8,546,445	20,233	.95	8,332,278	31,204	1.50
Certificates of deposit	9,976,862	60,696	2.45	9,733,110	72,118	2.97

Total deposits	23,398,129	90,659	1.56	25,017,362	126,734	2.03

Federal Home Loan Bank advances	10,166,098	71,036	2.80	11,397,410	104,025	3.66
Other borrowings	968,900	10,917	4.50	874,062	13,969	6.38

Total borrowings	11,134,998	81,953	2.95	12,271,472	117,994	3.85

Total interest-bearing liabilities	34,533,127	172,612	2.01	37,288,834	244,728	2.63

Noninterest-bearing liabilities:
Demand deposit accounts	3,524,462			2,308,993
Other noninterest-bearing liabilities	1,321,750			1,349,173

Total noninterest-bearing liabilities	4,846,212			3,658,166

Total liabilities	39,379,339			40,947,000

Shareholders’ equity	3,245,978			3,344,833

Total liabilities and shareholders’ equity	$42,625,317			$44,291,833

Net interest income		$308,199			$295,431

Interest rate spread			2.79			2.56
Net yield on average interest- earning assets			3.08			2.84
Average interest-earning assets to average interest-bearing liabilities			115.98%			111.58%

	Six Months Ended
	6/30/04			6/30/03
			Avg.			Avg.
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans and leases	$30,336,896	$754,561	4.98%	$25,977,336	$745,326	5.75%
Mortgage-backed securities:
Available for sale	8,477,500	187,813	4.43	13,337,098	303,801	4.56
Held to maturity	212,886	6,194	5.82	438,005	15,127	6.91
Investment securities:
Available for sale	239,964	6,596	5.50	231,906	6,340	5.47
Held to maturity	3,598	95	5.30	4,008	110	5.51
Other interest-earning assets	787,304	15,379	3.86	801,391	15,241	3.78

Total interest-earning assets	40,058,148	970,638	4.85	40,789,744	1,085,945	5.33

Allowance for loan and lease losses	(389,199)			(343,860)
Noninterest-earning assets	3,008,141			3,097,175

Total assets	$42,677,090			$43,543,059

Interest-bearing liabilities:
Deposits:
Checking accounts	$5,206,702	20,166	.78	$7,245,197	54,030	1.50
Money market and savings accounts	8,549,931	39,987	.94	8,131,890	61,530	1.53
Certificates of deposit	10,074,494	126,392	2.52	9,648,034	144,917	3.03

Total deposits	23,831,127	186,545	1.57	25,025,121	260,477	2.10

Federal Home Loan Bank advances	10,177,800	147,283	2.90	10,906,526	203,824	3.76
Other borrowings	1,035,442	24,057	4.64	870,299	27,172	6.24

Total borrowings	11,213,242	171,340	3.06	11,776,825	230,996	3.95

Total interest-bearing liabilities	35,044,369	357,885	2.05	36,801,946	491,473	2.69

Noninterest-bearing liabilities:
Demand deposit accounts	3,064,520			2,163,822
Other noninterest-bearing liabilities	1,319,588			1,306,110

Total noninterest-bearing liabilities	4,384,108			3,469,932

Total liabilities	39,428,477			40,271,878
Shareholders’ equity	3,248,613			3,271,181

Total liabilities and shareholders’ equity	$42,677,090			$43,543,059

Net interest income		$612,753			$594,472

Interest rate spread			2.80			2.64
Net yield on average interest- earning assets			3.06			2.91
Average interest-earning assets to average interest-bearing liabilities			114.31%			110.83%

Figure 3 shows the approximate relative contribution of changes in average interest rates and volume to changes in net interest income for the periods indicated. Changes not solely attributable to volume or rate have been allocated in proportion to the changes due to volume and rate. Amortization of net deferred loan costs and automobile dealer reserves included as a reduction in interest income was $31.4 and $28.9 million for the three months ended June 30, 2004 and 2003, respectively, and $63.7 and $56.4 million for the six months ended June 30, 2004 and 2003, respectively.

Rate/Volume Analysis (Figure 3)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004 v. 2003			2004 v. 2003
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest income:
Loans and leases	$(50,976)	$70,591	$19,615	$(108,444)	$117,679	$9,235
Mortgage-backed securities:
Available for sale	(3,152)	(71,192)	(74,344)	(8,115)	(107,873)	(115,988)
Held to maturity	(1,019)	(3,016)	(4,035)	(2,096)	(6,837)	(8,933)
Investment securities:
Available for sale	120	(425)	(305)	35	221	256
Held to maturity	(4)	(5)	(9)	(4)	(11)	(15)
Other interest-earning assets	592	(862)	(270)	409	(271)	138

Total	(54,439)	(4,909)	(59,348)	(118,215)	2,908	(115,307)

Interest expense:
Checking accounts	(7,893)	(5,789)	(13,682)	(21,360)	(12,504)	(33,864)
Money market and savings accounts	(11,934)	962	(10,972)	(24,964)	3,421	(21,543)
Certificates of deposit	(13,187)	1,766	(11,421)	(24,707)	6,182	(18,525)
Federal Home Loan Bank advances	(18,892)	(14,097)	(32,989)	(33,823)	(22,718)	(56,541)
Other borrowings	(1,587)	(1,465)	(3,052)	(1,265)	(1,850)	(3,115)

Total	(53,493)	(18,623)	(72,116)	(106,119)	(27,469)	(133,588)

Change in net interest income	$(946)	$13,714	$12,768	$(12,096)	$30,377	$18,281

Net interest income was $308.2 million for the three months ended June 30, 2004, up $12.8 million, or 4.3%, from the second quarter of 2003. Net yield on average interest-earning assets during the second quarter of 2004 was 3.08%, up 24 basis points from the second quarter of 2003. The improvement was attributable to the increase in average noninterest-bearing deposits, as well as a full quarter’s benefit from the prepayment of $2.3 billion in fixed rate FHLB advances on January 27, 2004. These FHLB advances carried a weighted average cost of 6.27% and were due to mature between June 2005 and January 2006.

Net interest income was $612.8 million for the six months ended June 30, 2004, up $18.3 million, or 3.1%, from the comparable period of 2003. Net yield on average interest-earning assets during the six months ended June 30, 2004 was 3.06%, up 15 basis points from the six months ended June 30, 2003. The improvement was attributable to the increase in average noninterest-bearing deposits, as well as five months’ benefit from the prepayment of $2.3 billion in fixed rate FHLB advances discussed above.

Provision for Loan and Lease Losses

The provision for loan and lease losses for the three months ended June 30, 2004 was $7.2 million, a decrease of $28.2 million from the three months ended June 30, 2003. Net charge-offs totaled $17.8 million for the three months ended June 30, 2004, compared to $19.9 million for the three months ended June 30, 2003. The ratio of net charge-offs as a percent of average loans and leases decreased seven basis points to .23% (annualized) for the second quarter of 2004 compared to .30% (annualized) for the second quarter of 2003. The underlying trends in asset classifications, charge-offs and other credit indicators warranted a reduction in the provision for loan and lease losses year over year.

The provision for loan and lease losses for the six months ended June 30, 2004 was $25.8 million, a decrease of $71.1 million from the comparable period of 2003. Net charge-offs totaled $35.3 million for the six months ended

June 30, 2004, compared to $53.4 million for the six months ended June 30, 2003. The ratio of net charge-offs as a percent of average loans and leases decreased 18 basis points to .23% (annualized) for the six months ended June 30, 2004 compared to .41% (annualized) for the six months ended June 30, 2003.

See “Financial Condition – Asset Quality” for further information regarding our allowance for loan and lease losses.

Other Income

Other income for the three months ended June 30, 2004 was $166.8 million, a decrease of $11.1 million, or 6.3%, from $178.0 million for the three months ended June 30, 2003. This decrease was primarily attributable to net losses, partially offset by an increase in retail banking income, mortgage banking income and income from leasing operations.

Net losses totaled $14.2 million for the second quarter of 2004, compared to net gains of $108.5 million for the second quarter of 2003. Net losses for the second quarter of 2004 included $26.0 million in net losses from the sale of $1.9 billion of mortgage-backed securities. These mortgage-backed securities were sold as part of our ongoing strategy to reduce single-family exposure and the overall duration of interest-earning assets. We did not utilize any special-purpose entities for the sale of any of our mortgage-backed securities.

Mortgage banking income was $59.3 million for the three months ended June 30, 2004, compared to a loss of $23.9 million for the second quarter of 2003. During the second quarter of 2004, we reduced our valuation allowance on mortgage servicing rights by $47.0 million in response to the increase in interest rates. In the year ago quarter, we increased the valuation allowance on mortgage servicing rights by $9.5 million, and recorded a permanent impairment charge of $37.2 million. Total mortgage banking income, excluding the adjustments to the valuation allowance and the permanent impairment charge discussed above, was $12.3 million and $22.8 million in the second quarters of 2004 and 2003, respectively. This reduction in year over year mortgage banking income was due primarily to the decrease in the portfolio of loans serviced for others and lower mortgage production as compared to 2003. The portfolio of loans serviced for others totaled $15.1 billion, down 10.5% since December 31, 2003 and down 20.3% since June 30, 2003. The related mortgage servicing rights totaled $188.2 million at June 30, 2004. With an average servicing spread of 35.6 basis points, that translates into a servicing asset valuation of 3.5 times the servicing spread.

Retail banking income was $115.2 million for the three months ended June 30, 2004, an increase of $18.1 million, or 18.7%, over the three months ended June 30, 2003. The biggest driver of the increase was deposit-related revenue, which totaled $101.7 million for the three months ended June 30, 2004, up 19.8% over the year ago quarter. The increase in debit card transactions continued to be one of the biggest contributors to deposit-related revenue growth. The dollar volume of debit card transactions was 40% higher in the second quarter of 2004 than in the same quarter of last year. The other components of retail banking revenue included fees from retail brokerage activities ($9.8 million, up 16.4% from the year ago quarter) and other revenue related to retail operations ($3.7 million, down 3.0% from the year ago quarter).

Income from leasing operations was a loss of $597,000 in the second quarter of 2004, compared with a loss of $12.2 million in the second quarter of 2003. Residual value adjustments reduced income by $1.6 million in the three months ended June 30, 2004, and $12.8 million in the year ago quarter.

Other income for the six months ended June 30, 2004 was $172.0 million, a decrease of $167.8 million, or 49.4%, from $339.8 million for the six months ended June 30, 2003. This decrease was primarily attributable to net losses, partially offset by an increase in income from leasing operations. Net losses totaled $105.3 million for the six months ended June 30, 2004, compared to net gains of $185.2 million for the six months ended June 30, 2003. Net losses for the 2004 period included a $164.5 million debt prepayment penalty. As discussed in “Performance Overview” above, we prepaid $2.3 billion in fixed rate FHLB advances in January 2004 and incurred a debt prepayment penalty of $164.5 million before tax. Transactions resulting in net gains and losses are primarily undertaken in an effort to mitigate interest rate risk while still achieving targeted net interest yield by managing the size and mix of the Bank’s interest sensitive asset and liability portfolios.

Income from leasing operations was $1.5 million for the six months ended June 30, 2004, compared with a loss of $19.1 million for the six months ended June 30, 2003. Residual value adjustments reduced income by $21.5 million in the six months ended June 30, 2003.

Administrative Expenses

Administrative expenses were $225.9 million for the three months ended June 30, 2004, an increase of $31.1 million, or 16.0%, from the second quarter of 2003. The increase in administrative expenses was primarily attributable to increased compensation expense and marketing costs. Compensation expense increased $11.3 million and was primarily due to operating more banking centers than a year ago. During 2003, we initiated an aggressive de novo branch expansion plan. These efforts led to the net addition of 130 new banking centers since June 30, 2003, including 36 net new banking centers opened in the second quarter of 2004. Our plan is to continue the expansion in 2004 for a total of 125 additional banking centers. Marketing costs increased by $10.8 million from the year-ago quarter as we provided ongoing support for our retail bank expansion strategy and other franchise enhancing initiatives. Our efficiency ratio was 47.56% for the three months ended June 30, 2004, compared to 41.14% for the three months ended June 30, 2003.

Administrative expenses were $443.9 million for the six months ended June 30, 2004, an increase of $65.9 million, or 17.4%, from the six months ended June 30, 2003. The increase in administrative expenses was substantially the same as for the second quarter results discussed in the above paragraph. Due to the penalty associated with the debt prepayment discussed in “Performance Overview” above, the efficiency ratio was 56.57% for the six months ended June 30, 2004. Excluding the $164.5 million debt prepayment penalty, the efficiency ratio was 46.77% for the six months ended June 30, 2004, compared to 40.46% for the six months ended June 30, 2003.

Federal Income Tax

Federal income tax expense for the three months ended June 30, 2004 was $75.6 million, compared to $77.2 million for the same period in 2003. The primary reason for this decrease in the provision for federal income taxes was a decrease in pre-tax income. The effective tax rate was 31.3% for the 2004 period and 31.8% for the 2003 period.

Federal income tax expense for the six months ended June 30, 2004 was $98.5 million, compared to $145.9 million for the same period in 2003. The primary reason for this decrease in the provision for federal income taxes was a decrease in pre-tax income. This decrease in pre-tax income was primarily attributable to our prepayment penalty of $164.5 million on the early termination of the FHLB advances in the first quarter of 2004. The effective tax rate was 31.3% for the 2004 period and 31.8% for the 2003 period.

FINANCIAL CONDITION

Overview

At June 30, 2004, total assets were $42.5 billion, compared to total assets of $42.6 billion at December 31, 2003.

Loans and Leases

Composition of Loans and Leases (Figure 4)

	6/30/04	12/31/03
	(Dollars in thousands)
One-to-four family:
Permanent:
Fixed rate	$8,422,124	$6,001,695
Adjustable rate	2,608,089	2,830,677
Construction	510,957	485,354

	11,541,170	9,317,726

Commercial real estate:
Multifamily	866,076	776,528
Commercial	1,276,177	1,193,377
Construction	583,999	521,680

	2,726,252	2,491,585

Consumer:
Retail	6,899,475	5,491,923
Automobile	6,245,154	6,364,703
Consumer finance	1,395,972	1,092,533

	14,540,601	12,949,159

Business:
Leasing	2,244,746	2,195,418
Corporate banking	1,926,983	1,680,293

	4,171,729	3,875,711

Loans and leases before allowance for loan and lease losses	32,979,752	28,634,181
Allowance for loan and lease losses	(374,236)	(383,733)

	6/30/04	12/31/03
	(Dollars in thousands)
Loans and leases, net(1)	$32,605,516	$28,250,448

Portfolio of loans serviced for others	$15,104,799	$16,877,169

(1)	Includes loans held for sale.

Loan and Lease Activity (Figure 5)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(Dollars in thousands)
Originations:
Real estate:
Permanent:
One-to-four family	$1,807,730	$3,555,968	$2,969,276	$6,651,686
Multifamily	100,048	57,451	176,040	108,891
Commercial	134,427	60,226	262,697	150,439

Total permanent loans	2,042,205	3,673,645	3,408,013	6,911,016

Construction:
One-to-four family	68,310	53,537	157,161	89,093
Multifamily	36,545	7,613	67,286	26,896
Commercial	123,846	30,246	241,079	41,076

Total construction loans	228,701	91,396	465,526	157,065

Total real estate loans originated	2,270,906	3,765,041	3,873,539	7,068,081

Retail consumer	1,628,263	1,209,221	2,682,292	2,288,511
Automobile	739,204	1,026,245	1,403,840	2,007,359
Consumer finance	189,048	122,839	294,681	224,766
Leases	122,334	73,946	277,613	175,517
Corporate banking	677,889	473,677	1,193,153	922,003

Total loans and leases originated	5,627,644	6,670,969	9,725,118	12,686,237

Acquired through business combinations and purchases	1,088,706	403,324	1,559,178	407,089

Sales and principal reductions:
Loans sold	605,930	885,179	920,390	1,648,230
Loans exchanged for mortgage backed securities	51,929	2,346,609	124,678	5,765,725
Principal reductions	3,180,918	3,260,094	5,787,110	6,285,924

Total sales and principal reductions	3,838,777	6,491,882	6,832,178	13,699,879

Increase (decrease) before net items	$2,877,573	$582,411	$4,452,118	$(606,553)

Investment and Mortgage-Backed Securities

Figures 6 and 7 summarize our investment and mortgage-backed securities portfolios at June 30, 2004 and December 31, 2003. The amounts reflected represent the fair value of securities available for sale and the amortized cost of securities held to maturity.

Investment Securities (Figure 6)

	6/30/04	12/31/03
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$55,333	$101,406
Securities of U.S. states and political subdivisions	38,131	40,180
Corporate capital trust	84,738	115,908
Other securities	12,432	15,766

Total investment securities available for sale	190,634	273,260

Held to Maturity
Securities of U.S. states and political subdivisions	3,407	3,480
Corporate capital trust and other securities	25	25

Total investment securities held to maturity	3,432	3,505

Total	$194,066	$276,765

Weighted average rate	5.88%	5.48%

Mortgage-Backed Securities (Figure 7)

	6/30/04	12/10/03
	(Dollars in thousands)
Available for Sale
Participation certificates:
U.S. government and agency issues	$5,552,108	$9,670,524
Collateralized mortgage obligations:
U.S. government and agency issues	237,790	511,601
Private issues	6,879	11,673

Total mortgage-backed securities available for sale	5,796,777	10,193,798

Held to Maturity
Participation certificates:
U.S. government and agency issues	139,566	186,740
Private issues	15,787	20,454
Collateralized mortgage obligations:
U.S. government and agency issues	19,720	25,994
Private issues	10,554	18,261

Total mortgage-backed securities held to maturity	185,627	251,449

Total	$5,982,404	$10,445,247

Weighted average rate	4.41%	4.57%

Asset Quality

The allowance for loan and lease losses totaled $374.2 million at June 30, 2004, which was 1.13% of total loans and leases at June 30, 2004, and represented 5.3 years coverage of annualized second quarter 2004 net charge-offs.

Analysis of the Allowance for Loan and Lease Losses (Figure 8)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(Dollars in thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$384,842	$355,926	$383,733	$328,017
Provision for loan and lease losses	7,160	35,360	25,776	96,831
Acquired through business combination	—	4,969	—	4,969
Loans and leases charged off:
One-to-four family	(1,763)	(1,036)	(2,590)	(1,706)
Commercial real estate	(6)	(253)	(878)	(753)
Retail consumer	(3,322)	(2,596)	(5,856)	(6,074)
Automobile	(9,698)	(13,628)	(23,377)	(30,078)
Consumer finance	(4,468)	(3,975)	(7,947)	(8,512)
Leases	—	(2,095)	—	(8,156)
Corporate banking	(4,979)	(2,652)	(7,495)	(9,897)

Total charge-offs	(24,236)	(26,235)	(48,143)	(65,176)

Recoveries:
One-to-four family	30	41	41	58
Commercial real estate	46	61	110	209
Retail consumer	752	548	1,386	981
Automobile	4,845	4,561	9,266	8,676
Consumer finance	370	235	598	340
Leases	—	606	433	999
Corporate banking	427	321	1,036	489

Total recoveries	6,470	6,373	12,870	11,752

Net loan and lease charge-offs	(17,766)	(19,862)	(35,273)	(53,424)

Balance, end of period	$374,236	$376,393	$374,236	$376,393

Net charge-offs to average loans and leases (annualized)	.23%	.30%	.23%	.41%

In determining the adequacy of the allowance for loan and lease losses, management reviews and evaluates the potential credit risk inherent in the loan and lease portfolio. All outstanding loans and leases are considered in this evaluation process. The evaluation process includes such factors as historical loss experience, credit scores, delinquencies, loss migration analysis, concentration of credit and the current economic environment. If this evaluation process indicates a need for either a higher or lower allowance for loan and lease losses, that increase or reduction is made via the provision for loan and lease losses. This evaluation process is performed no less than quarterly and it is applied on a consistent basis. Based upon this analysis, management believes that the allowance for loan and lease losses at June 30, 2004 was adequate to absorb losses inherent in the loan and lease portfolio.

Figure 9 sets forth information concerning nonperforming and underperforming assets for the periods reported. Underperforming assets consist of (1) nonperforming assets (nonaccrual loans and leases, restructured real estate mortgage loans, and real estate acquired through foreclosure and other collateral owned) and (2) accruing loans and leases delinquent more than 90 days. At June 30, 2004, underperforming assets totaled $273.7 million, up from $251.2 million at December 31, 2003. The primary driver behind the increase was a $35.0 million nonaccrual loan for a shopping center under development. We believe the loan is well collateralized, and anticipate no material loss at this time.

Nonperforming and Underperforming Assets (Figure 9)

	6/30/04	12/31/03
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Real estate mortgage loans:
One-to-four family	$25,065	$23,301
Multifamily and commercial	37,768	33,692
Construction and land	56,341	25,161

Total real estate mortgage loans	119,174	82,154
Retail consumer	11,988	9,818
Automobile	—	—
Consumer finance	38,667	42,843
Leases	4,161	6,360
Corporate banking	32,992	28,408

Total nonaccrual loans and leases	206,982	169,583
Restructured loans	—	474

Total nonperforming loans and leases	206,982	170,057
Real estate and other collateral owned	26,938	35,654

Total nonperforming assets	$233,920	$205,711

Ratio of:
Nonperforming loans and leases to total loans and leases	.63%	.60%
Nonperforming assets to total assets	.55	.48
Nonperforming assets to total loans, leases and real estate and other collateral owned	.72	.73
Allowance for loan and lease losses to:
Nonperforming loans and leases	180.81	225.65
Total loans and leases before allowance	1.13	1.34
Accruing loans and leases delinquent more than 90 days:
Real estate mortgage loans:
One-to-four family	$18,083	$21,549
Multifamily and commercial	—	—
Construction and land	—	—

Total real estate mortgage loans	18,083	21,549

Retail consumer	2,815	2,722
Automobile	2,124	2,771
Consumer finance	16,537	17,839
Leases	—	52
Corporate banking	261	522

Total accruing loans and leases delinquent more than 90 days	$39,820	$45,455

Total underperforming assets	$273,740	$251,166

Ratio of:
Underperforming assets to total assets	.64%	.59%
Underperforming assets to total loans, leases and real estate and other collateral owned	.84	.89

Loans and leases not reflected in the table above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans and leases as underperforming assets in the future, are commonly referred to as “potential problem loans and leases.” The amount included in potential problem loans and leases results from an evaluation, on a loan-by-loan basis, of loans and leases classified as “substandard.” The amount of potential problem loans and leases was $31.4 million and $32.7 million at June 30, 2004 and December 31, 2003, respectively. The vast majority of our potential problem loans and leases, as well as our underperforming assets, are collateralized.

SOURCES OF FUNDS

Deposits

Composition of Deposits (Figure 10)

	6/30/04		12/31/03
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Checking accounts:
Interest-bearing	$4,632,750	.73%	$5,666,346	.85%
Noninterest-bearing	3,549,865	—	2,532,616	—

Total checking accounts	8,182,615	.41	8,198,962	.59
Money market and savings accounts	9,032,492	1.09	8,686,356	.97

Total transactions accounts	17,215,107	.77	16,885,318	.78
Certificates of deposit	10,013,453	2.85	10,318,001	2.97

Total deposits, net	$27,228,560	1.53	$27,203,319	1.61

Including the effect of interest rate swaps		1.39%		1.49%

Investment securities and mortgage-backed securities with a par value of $576.8 million at June 30, 2004 and $637.9 million at December 31, 2003, were pledged to secure public deposits and for other purposes required or permitted by law.

Borrowings

At June 30, 2004, borrowings consisted primarily of FHLB advances. These positions were secured by our investment in the stock of the FHLB, as well as $15.0 billion in certain real estate loans and $1.9 billion in mortgage-backed securities.

FHLB Advances (Figure 11)

	6/30/04		12/31/03
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Short-term	$3,824,100	1.40%	$1,719,800	1.43%
Long-term:
Fixed rate advances	3,227,269	5.39	5,706,614	5.70
Variable rate advances	2,909,605	1.21	2,409,604	1.19

Total advances	9,960,974	2.64	9,836,018	3.85
Plus unamortized premium on advances	9,620	—	11,275	—

Total advances, net	$9,970,594	2.61	$9,847,293	3.81

Including the effect of interest rate swaps		2.98%		3.89%

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

Under certain of these agreements totaling $280.0 million in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement and to pay interest at a floating rate indexed to LIBOR during the entire term of the interest rate swap. In other agreements totaling $2.4 billion in notional principal amount, we have agreed to receive interest from the counterparty on a notional amount at a fixed rate defined in the agreement, and to pay interest at a fixed rate, converting to floating rate indexed to LIBOR after the first two years of the interest rate swap term. Such interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swap was offset by a gain or loss on the certificates of deposit during the period of change in fair values.

We utilize fixed payment interest rate swaps to convert certain floating rate FHLB advances into fixed rate instruments. Under these agreements totaling $1.9 billion in notional principal amount, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. The amounts of interest exchanged are calculated on the basis of notional principal amounts. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133. We have assumed no ineffectiveness in the respective hedging relationships. Any gain or loss on the interest rate swaps was offset by the expected future cash flows on the FHLB advances during the period of change in fair values.

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

Additionally, in 2002, we entered into $575.0 million of fixed payment and variable receipt interest rate swaps related to the issuance of the subordinated notes discussed above. However, these interest rate swaps did not qualify for hedge accounting under SFAS No. 133. For the three months ended June 30, 2004, the net unrealized loss attributed to these interest rate swaps decreased $6.5 million to an ending balance of $6.2 million. The corresponding interest rate swap liabilities were recognized in our Consolidated Statement of Financial Condition at June 30, 2004 under the caption “Accrued expenses and other liabilities.” On May 15, 2004, $375.0 million of these interest rate swaps matured.

Information on the interest rate swaps, by maturity date, is as follows:

Interest Rate Swaps (Figure 12)

	6/30/04					12/31/03
	Notional	Receiving		Paying		Notional	Receiving		Paying
	Principal	Interest		Interest		Principal	Interest		Interest
	Amount	Rate		Rate		Amount	Rate		Rate
	(Dollars in thousands)
Fixed Payment and Fixed Receipt(1)
2007	$825,000	4.14%		2.58%		$1,005,000	4.31%		2.75%
2008	940,000	3.65		1.99		940,000	3.65		1.99
2009	585,000	4.02		2.39		—	—		—

Total	$2,350,000	3.92%		2.30%		$1,945,000	3.99%		2.38%

Fixed Payment and Variable Receipt
2004	$—	—%		—%		$375,000	1.18%		3.66%
2006	1,609,605	1.20		3.08		609,605	1.16		3.57
2007	500,000	1.18		2.95		—	—		—

Total	$2,109,605	1.20	%(2)	3.05%		$984,605	1.17	%(2)	3.60%

Variable Payment and Fixed Receipt
2005	$80,000	2.27%		1.46%		$230,000	2.29%		1.17%
2006	200,000	2.51		1.28		—	—		—
2012	400,000	5.76		1.25		400,000	5.76		1.18

Total	$680,000	4.39%		1.28	%(2)	$630,000	4.49%		1.18	%(2)

(1)	Converts to variable payment indexed to LIBOR after the first two years of the interest rate swap agreement.

(2)	Rates are based upon LIBOR.

Additionally, as of June 30, 2004, we have entered into forward fixed payment and variable receipt interest rate swaps totaling $2.0 billion in notional principal amount that are not reflected in the table above. Under these agreements, we have agreed to pay interest to the counterparty on a notional principal amount at a fixed rate defined in the agreement and receive interest at a floating rate indexed to LIBOR. Settlements under these forward interest rate swaps begin between August 2004 and January 2005. The forward interest rate swaps mature between January 2007 and August 2007. The weighted average fixed payment rate on these forward interest rate swaps is 3.18%. The forward interest rate swaps will convert certain floating rate FHLB advances into fixed rate instruments. Such interest rate swaps are designated and qualify as cash flow hedges under SFAS No. 133.

Information on these forward interest rate swaps, by effective date, is as follows:

Forward Interest Rate Swaps (Figure 13)

		Paying
	Notional	Interest
	Amount	Rate
	(Dollars in thousands)
Fixed Payment and Variable Receipt Forward
Interest Rate Swaps Effective Date:
Third quarter 2004	$1,000,000	2.79%
First quarter 2005	1,000,000	3.57%

Total	$2,000,000	3.18%

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

The fair value of our interest rate swap contracts is estimated as the difference in the present value of future cash flows between our existing agreements and current market rate agreements of the same duration. Information on the fair values of the interest rate swaps is as follows:

Fair Value of Interest Rate Swaps (Figure 14)

	6/30/04	12/31/03
	(Dollars in thousands)
Unrealized gain (loss):
Fair value hedges	$11,194	$44,750
Cash flow hedges	33,180	(10,495)
Unhedged interest rate swaps	(6,154)	(14,151)

Total fair value	$38,220	$20,104

The net benefit of interest rate swaps included in interest expense is as follows:

Net Benefit of Interest Risk Management (Figure 15)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
		(Dollars in thousands)
Interest expense (income):
Deposits	$(10,168)	$(7,408)	$(19,116)	$(17,190)
FHLB advances	7,009	2,335	10,043	4,579
Subordinated notes	(4,566)	(4,434)	(9,165)	(8,825)
Unhedged interest rate swaps	2,884	3,860	6,982	7,658

Total net benefit	$(4,841)	$(5,647)	$(11,256)	$(13,778)

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and commitments to purchase or sell assets. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received. We anticipate that we will have sufficient funds available to meet our commitments. As of June 30, 2004, there were outstanding commitments to originate $2.1 billion of mortgage loans and other loans and leases, all at market rates. Terms of the commitments extend up to nine months, but are generally less than two months. Additionally, there were outstanding unfunded consumer lines of credit of $5.5 billion and corporate banking lines of credit of $403.4 million as of June 30, 2004. Substantially all of the consumer loans, including consumer lines of credit, are secured by equity in the borrowers’ residences. We do not expect all of these lines to be used by the borrowers. Outstanding letters of credit totaled $149.1 million as of June 30, 2004.

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

Regulatory Capital (Figure 16)

	6/30/04
					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,670,891	11.28%	$2,603,789	≥8.00%	$3,254,737	≥10.00%
Tier 1 capital to risk-weighted assets	2,898,327	8.90	1,301,895	≥4.00	1,952,842	≥6.00
Tier 1 capital to average assets	2,898,327	6.86	1,689,577	≥4.00	N/A	N/A
Charter One Bank:
Total capital to risk-weighted assets	3,603,196	11.08	2,602,760	≥8.00	3,253,450	≥10.00
Tier 1 capital to risk-weighted assets	2,638,076	8.11	1,301,380	≥4.00	1,952,070	≥ 6.00
Tier 1 capital to average assets	2,638,076	6.24	1,690,404	≥4.00	2,113,005	≥5.00

	12/31/03
					To Be “Well Capitalized”
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Charter One:
Total capital to risk-weighted assets	$3,573,655	11.68%	$2,448,394	≥8.00%	$3,060,493	≥ 10.00%
Tier 1 capital to risk-weighted assets	2,790,462	9.12	1,224,197	≥4.00	1,836,296	≥ 6.00
Tier 1 capital to average assets	2,790,462	6.50	1,716,047	≥4.00	N/A	N/A
Charter One Bank:
Total capital to risk-weighted assets	3,525,567	11.52	2,447,262	≥8.00	3,059,077	≥ 10.00
Tier 1 capital to risk-weighted assets	2,409,716	7.88	1,223,631	≥4.00	1,835,446	≥ 6.00
Tier 1 capital to average assets	2,409,716	5.65	1,706,068	≥4.00	2,132,585	≥ 5.00

Management believes that, as of June 30, 2004, Charter One and the Bank individually met the capital adequacy requirements to which they were subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the institution’s loans and securities are concentrated could adversely affect future earnings and, consequently, the institution’s ability to meet its future capital requirements.

Quarterly Stock Prices and Dividends (Figure 17)

	Three Months Ended
	6/30/04	3/31/04	12/31/03	9/30/03	6/30/03
Market price of common stock (NYSE: CF)
High	$44.82	$37.96	$34.87	$33.20	$32.59
Low	33.10	32.91	30.31	30.10	27.24
Close	44.19	35.36	34.55	30.60	31.18
Dividends declared and paid	.29	.26	.26	.26	.24

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

Management considers our interest-sensitivity profile when deciding on sources of funds. At June 30, 2004, our one-year gap was a negative 5.32% of total interest-earning assets.

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003. The assumptions used in our model have been updated as of June 30, 2004. The table below indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of base case net interest income projections.

Changes in	Estimated Percentage Change
Interest Rates	in Future Net Interest Income
(basis points) (1)	12 Months
+200 over one year	(1.38)%
+100 over one year	(.24)
- 100 over one year	(.48)

(1)	In general, short and long-term rates are assumed to increase or decrease, in parallel fashion, across all four quarters and then remain unchanged. However, the rates paid on core deposits are assumed to reprice at only half the increment.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.

ITEM 4. Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 23, 2002, the Company’s Board of Directors authorized management to repurchase up to 10% of the Company’s outstanding common stock, or approximately 22 million shares, under a program of open market purchases or privately negotiated transactions. The plan does not have an expiration date. Information on the shares purchased during the first and second quarters of 2004 is as follows.

Quarterly Stock Repurchase Activity (Figure 18)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number of	Average Price	As Part of Publicly	Be Purchased
	Shares Purchased	Per Share	Announced Plan	Under the Plan
January 1, 2004 – January 31, 2004	—	—	—	6,424,163 (1)
February 1, 2004 – February 29, 2004	1,715,900	$35.72	1,715,900	4,708,263
March 1, 2004 – March 31, 2004	21,200	36.41	21,200	4,687,063

First quarter 2004	1,737,100	35.73	1,737,100

April 1, 2004 – April 30, 2004	—	—	—	4,687,063
May 1, 2004 – May 31, 2004	—	—	—	4,687,063
June 1, 2004 – June 30, 2004	—	—	—	4,687,063

Second quarter 2004	—	—	—

Total	1,737,100	$35.73	1,737,100

(1)	Amount represents the number of shares available to be repurchased under the plan as of December 31, 2003.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) (b) (c) The Company held its annual meeting of shareholders on April 21, 2004. The following matters were voted on at the meeting:

	For	Withheld
1. The election of six directors, set forth below, with terms ending in 2007:
Patrick J. Agnew	181,975,886	9,270,513
Denise Marie Fugo	182,529,324	8,717,074
Charles J. Koch	187,292,843	3,953,556
Ronald F. Poe	176,666,837	14,579,562
Jerome L. Schostak	179,696,126	11,550,272
Mark Shaevsky	176,721,167	14,525,232

     The following are the names of the directors (and remaining terms) whose terms continued after the meeting:

Phillip Wm. Fisher (term ending 2006)
Mark D. Grossi (term ending 2006)
Karen R. Hitchcock (term ending 2006)
John D. Koch (term ending 2006)
Michael P. Morley (term ending 2006)
Joseph C. Scully (term ending 2006)
John P. Tierney (term ending 2006)
Herbert G. Chorbajian (term ending 2005)

Barbara J. Mahone (term ending 2005)
Richard W. Neu (term ending 2005)
Victor A. Ptak (term ending 2005)
Melvin J. Rachal (term ending 2005)
Leonard S. Simon (term ending 2005)

				Broker
	For	Against	Abstain	Non-Votes
2. Approval of the proposed amendments to the Charter One Financial, Inc. 1997 Stock Option and Incentive Plan.	135,827,157	16,021,098	2,984,746	36,413,396
3. Ratification of the appointment of Deloitte & Touche LLP as Charter One Financial, Inc.’s independent auditors for the year ending December 31, 2004.	173,595,381	15,267,702	2,383,315	—

ITEM 5. Other Information

Cash Dividend – On July 21, 2004, the Company’s Board of Directors declared a regular quarterly cash dividend of $.29 per share. The cash dividend is payable August 20, 2004 to shareholders of record on August 6, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits: See Index to Exhibits.

(b) Reports on Form 8-K:

On April 5, 2004, the Company filed a report on Form 8-K correcting its proxy statement for its April 21, 2004 annual meeting of shareholders. Additionally, the Company clarified its disclosure regarding the total tax fees paid to its principal independent auditors.

On April 19, 2004, the Company filed a report on Form 8-K containing its earnings release dated April 19, 2004.

On May 5, 2004, the Company filed a report on Form 8-K announcing that it had entered into Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Citizens Financial Group, Inc., a Delaware corporation (“Citizens”), Cardinal Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Citizens, and, solely with respect to Article 11 of the Merger Agreement, The Royal Bank of Scotland Group plc, a public limited liability company incorporated under the laws of Scotland and an indirect parent of Citizens.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHARTER ONE FINANCIAL, INC.
Date: August 10, 2004	/s/ Charles John Koch

Charles John Koch
Chairman of the Board, President and Chief
Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)
Date: August 10, 2004	/s/ Richard W. Neu

Richard W. Neu
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of May 4, 2004, by and between Charter One Financial, Inc., Citizens Financial Group, Inc., Cardinal Acquisition Corp. and, solely with respect to Article 11 of the Agreement, The Royal Bank of Scotland Group plc, filed on May 10, 2004 as Exhibit 2.1 to Registrant’s Report on Form 8-K (File No. 001-15495), is incorporated herein by reference.

3.1	Registrant’s Second Restated Certificate of Incorporation, as amended and currently in effect, filed as Exhibit 3.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

3.2	Registrant’s Bylaws, as amended and restated and currently in effect, filed as Exhibit 3.2 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15495), is incorporated herein by reference.

4.1	Form of Certificate of Common Stock, as currently in effect, filed as Exhibit 4.1 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-15495), is incorporated herein by reference.

4.2	Amended and Restated Stockholder Protection Rights Agreement, dated October 20, 1999, between the Company and Fleet National Bank (f/k/a BankBoston, N.A.), as rights agent, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on October 30, 1999 (File No. 001-15495), is incorporated herein by reference.

4.3	The Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, with copies of all instruments defining rights of holders of long-term debt of Charter One and its consolidated subsidiaries.

10.1	Registrant’s Long-Term Stock Incentive Plan, filed on January 22, 1988 as Exhibit 10.1 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.2	Registrant’s Directors’ Stock Option Plan, filed on January 22, 1988 as Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-16207), is incorporated herein by reference.

10.3	Charter One Bank, F.S.B. Executive Incentive Goal Achievement Plan, filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 000-16311) is incorporated herein by reference.

10.4	First American Savings Bank, F.S.B. Nonqualified Retirement Plan and First Amendment thereto, filed as Exhibit 10.17 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-16311), are incorporated herein by reference.

10.5	Amendment 1, dated May 3, 1996, to Forms of Supplemental Retirement Agreements, dated October 31, 1995, between Charter One and Charles John Koch, Richard W. Neu, John David Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.7 to the Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference. The Agreements, originally filed on July 25, 1995 as Exhibits 10.4 and 10.5 to Registrant’s Registration Statement on Form S-4 (File No. 33-61273), are incorporated herein by reference.

10.6	Amended and Restated Employment Agreements, effective August 1, 1999, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana filed as Exhibit 10.8 to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 000-16311), is incorporated herein by reference.

10.7	Alliance Bancorp 1997 Long-Term Incentive Stock Benefit Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on May 28, 1997 (File No. 000-20082), is incorporated herein by reference.

10.8	Hinsdale Financial Corporation 1994 Incentive Stock Option Plan, filed as an attachment to the proxy statement for the annual meeting of stockholders of Alliance held on February 8, 1995 (File No. 000-20082), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.9	Hinsdale Financial Corporation 1992 Stock Option Plan for Outside Directors and the Hinsdale Financial Corporation 1992 Incentive Stock Option Plan, filed as attachments to the proxy statement for the annual meeting of stockholders of Alliance held on February 10, 1993 (File No. 000-20082) is incorporated herein by reference.

10.10	Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, as amended and restated, filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 001-15495), is incorporated herein by reference.

10.11	1992 Stock-Based Compensation Plan of RCSB Financial, Inc., filed on October 8, 1997, as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33259), is incorporated herein by reference.

10.12	Home Federal Savings Bank Stock Compensation Program, filed on September 29, 1997 as an exhibit to Post-Effective Amendment Number One on Form S-8 to Form S-4 (File No. 333-33169), is incorporated herein by reference.

10.13	The RCSB Financial, Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated on December 1, 1998, filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.14	ALBANK Financial Corporation 1992 Stock Incentive Plan for Key Employees, as amended and restated as of December 18, 1995, filed as Exhibit 10.11 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.15	ALBANK Financial Corporation 1995 Stock Incentive Plan for Outside Directors, filed as Exhibit 10.12.1 to ALBANK’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-19843), is incorporated herein by reference.

10.16	ALBANK Financial Corporation 1992 Stock Incentive Plan for Outside Directors, filed as an appendix to the Proxy Statement for the 1992 Annual Meeting of the Stockholders of ALBANK held on October 26, 1992 (File No. 001-19843), is incorporated herein by reference.

10.17	Employment Agreement, dated November 30, 1998, between Charter One Financial, Inc. and Herbert G. Chorbajian, filed as Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-16311), is incorporated herein by reference.

10.18	Charter One Financial, Inc. Top Executive Incentive Goal Achievement Plan, filed as Appendix A to the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders held on April 22, 2003 (File No. 001-15495), is incorporated herein by reference.

10.19	Charter One Bank, N.A.’s Director Non-Stock Deferred Compensation Plan, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.20	Charter One Bank, N.A.’s Non-Stock Deferred Compensation Plan, filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.21	Charter One Bank, N.A.’s Stock Deferred Compensation Plan, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.22	Master Trust Agreement for Charter One Financial, Inc. Deferred Compensation Plans, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

10.23	Amendment No. 1 to the amended and restated Charter One Financial, Inc. 1997 Stock Option and Incentive Plan, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-15495), is incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.24	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan and Charter One Financial, Inc. 2004 Senior Executive Cash Deferred Compensation Plan, effective February 1, 2004, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.25	Charter One Financial, Inc. 2004 Senior Executive Stock Unit Deferred Compensation Plan Agreements, effective February 1, 2004, between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.26	Amendment 2, dated July 31, 2002 (but effective March 20, 2001), to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

10.27	Amendment 3, dated February 1, 2004, to Forms of Supplemental Retirement Agreements between Charter One Financial, Inc. and Charles John Koch, Richard W. Neu, John D. Koch, Mark D. Grossi, and Robert J. Vana, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-15495), is incorporated herein by reference.

11	Statement Regarding Computation of Per Share Earnings

31.1	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Executive Officer)

31.2	Certification Required by Securities Exchange Act of 1934 Rule 13a-14(a) (Chief Financial Officer)

32	Certifications Required by Section 1350 of Title 18 of the United States Code